Form 10-Q
period 2022-03-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2022-04-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 27, 2022, there were outstanding 328,864,624 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements, the Risk Factors of The Hartford's 2021 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2022, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 28, 2022

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2022	2021
	(Unaudited)
Revenues
Earned premiums	$4,651	$4,343
Fee income	362	355
Net investment income	509	509
Net realized (losses) gains	(145)	80
Other revenues	16	12
Total revenues	5,393	5,299
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,118	3,350
Amortization of deferred policy acquisition costs ("DAC")	440	416
Insurance operating costs and other expenses	1,207	1,144
Interest expense	62	57
Amortization of other intangible assets	18	18
Restructuring and other costs	5	11
Total benefits, losses and expenses	4,850	4,996
Income before income taxes	543	303
Income tax expense	98	54
Net income	445	249
Preferred stock dividends	5	5
Net income available to common stockholders	$440	$244
Net income available to common stockholders per common share
Basic	$1.32	$0.68
Diluted	$1.30	$0.67
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2022	2021
	(Unaudited)
Net income	$445	$249
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities	(1,882)	(925)
Change in net gain on cash flow hedging instruments	(1)	5
Change in foreign currency translation adjustments	—	1
Changes in pension and other postretirement plan adjustments	12	13
Other comprehensive loss, net of tax	(1,871)	(906)
Comprehensive loss	$(1,426)	$(657)
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale ("AFS"), at fair value (amortized cost of $40,580 and $40,788, and allowance for credit losses ("ACL") of $13 and $1)	$40,233	$42,847
Fixed maturities, at fair value using the fair value option ("FVO")	288	160
Equity securities, at fair value	1,910	2,094
Mortgage loans (net of ACL of $31 and $29)	5,699	5,383
Limited partnerships and other alternative investments	3,659	3,353
Other investments	225	215
Short-term investments	3,937	3,697
Total investments	55,951	57,749
Cash	223	205
Restricted cash	83	132
Premiums receivable and agents' balances (net of ACL of $106 and $105)	4,787	4,445
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $99 and $99)	6,626	6,523
Deferred policy acquisition costs	941	881
Deferred income taxes, net	706	270
Goodwill	1,911	1,911
Property and equipment, net	995	1,027
Other intangible assets, net	835	858
Other assets	2,194	2,577
Total assets	$75,252	$76,578
Liabilities
Unpaid losses and loss adjustment expenses	$39,759	$39,659
Reserve for future policy benefits	582	596
Other policyholder funds and benefits payable	677	687
Unearned premiums	7,550	7,194
Short-term debt	591	—
Long-term debt	4,354	4,944
Other liabilities	5,842	5,655
Total liabilities	59,355	58,735
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2022 and December 31, 2021, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 366,960,228 shares issued at March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	3,249	3,309
Retained earnings	16,077	15,764
Treasury stock, at cost 36,250,743 and 32,034,244 shares	(2,068)	(1,740)
Accumulated other comprehensive income (loss), net of tax	(1,699)	172
Total stockholders’ equity	15,897	17,843
Total liabilities and stockholders’ equity	$75,252	$76,578
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share and per share data)	2022	2021
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	3,309	4,322
Issuance of shares under incentive and stock compensation plans and other	(115)	(69)
Stock-based compensation plans expense	55	57
Additional Paid-in Capital, end of period	3,249	4,310
Retained Earnings
Retained Earnings, beginning of period	15,764	13,918
Net income	445	249
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(127)	(126)
Retained Earnings, end of period	16,077	14,036
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,740)	(1,192)
Treasury stock acquired	(400)	(123)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	124	94
Net shares acquired related to employee incentive and stock compensation plans	(52)	(25)
Treasury Stock, at cost, end of period	(2,068)	(1,246)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	172	1,170
Total other comprehensive loss	(1,871)	(906)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(1,699)	264
Total Stockholders’ Equity	$15,897	$17,702

Preferred Shares Outstanding	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	334,926	358,489
Treasury stock acquired	(5,682)	(2,386)
Issuance of shares under incentive and stock compensation plans and other	2,210	1,914
Return of shares under incentive and stock compensation plans to treasury stock	(745)	(500)
Common Shares Outstanding, at end of period	330,709	357,517
Cash dividends declared per common share	$0.385	$0.350
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2022	2021
Operating Activities	(Unaudited)
Net income	$445	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	145	(80)
Amortization of deferred policy acquisition costs	440	416
Additions to deferred policy acquisition costs	(495)	(449)
Depreciation and amortization	168	174
Other operating activities, net	15	15
Change in assets and liabilities:
Increase in reinsurance recoverables	(105)	(66)
Net change in accrued and deferred income taxes	41	70
Increase in insurance liabilities	449	996
Net change in other assets and other liabilities	(674)	(566)
Net cash provided by operating activities	429	759
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	6,578	5,536
Fixed maturities, fair value option	—	—
Equity securities, at fair value	257	157
Mortgage loans	438	307
Partnerships	73	56
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,514)	(5,049)
Fixed maturities, fair value option	(126)	—
Equity securities, at fair value	(297)	(756)
Mortgage loans	(756)	(400)
Partnerships	(317)	(245)
Net proceeds from derivatives	26	27
Net additions of property and equipment	(31)	(23)
Net payments for short-term investments	(207)	(54)
Other investing activities, net	2	(6)
Net cash provided by (used for) investing activities	126	(450)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	25	22
Withdrawals and other deductions from investment and universal life-type contracts	(33)	(44)
Net issuance (return) of shares under incentive and stock compensation plans	(43)	—
Treasury stock acquired	(400)	(123)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(130)	(116)
Net cash used for financing activities	(586)	(266)
Foreign exchange rate effect on cash	—	(3)
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	(31)	40
Less: Net increase in cash classified within assets held for sale	—	(1)
Net increase (decrease) in cash and restricted cash	(31)	41
Cash and restricted cash – beginning of period	337	239
Cash and restricted cash– end of period	$306	$280
Supplemental Disclosure of Cash Flow Information
Income tax paid (received)	$1	$(32)
Interest paid	$67	$58
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded funds to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On December 29, 2021, the Company completed the sale of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. and Assurances Contintales Contintale Verzekeringen N.V., collectively referred to as "Continental Europe Operations."
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2021 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting
Policies of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report.
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
     THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2022	2021
Earnings
Net income	$445	$249
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$440	$244
Shares
Weighted average common shares outstanding, basic	332.3	358.2
Dilutive effect of stock-based awards under compensation plans	5.0	4.0
Weighted average common shares outstanding and dilutive potential common shares	337.3	362.2
Net income available to common stockholders per common share
Basic	$1.32	$0.68
Diluted	$1.30	$0.67
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income (Loss)

	Three Months Ended March 31,
	2022	2021
Commercial Lines	$383	$129
Personal Lines	77	135
Property & Casualty Other Operations	8	(13)
Group Benefits	(6)	9
Hartford Funds	42	47
Corporate	(59)	(58)
Net income	445	249
Preferred stock dividends	5	5
Net income available to common stockholders	$440	$244

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended March 31,
	2022	2021
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$835	$738
Liability	424	375
Marine	61	58
Package business	435	393
Property	190	200
Professional liability	178	155
Bond	72	69
Assumed reinsurance	100	68
Automobile	200	188
Total Commercial Lines	2,495	2,244
Personal Lines
Automobile	499	512
Homeowners	229	230
Total Personal Lines [1]	728	742
Group Benefits
Group disability	806	739
Group life	597	602
Other	87	77
Total Group Benefits	1,490	1,418
Hartford Funds
Mutual fund and Exchange-Traded Funds ("ETF")	265	259
Talcott Resolution life and annuity separate accounts [2]	22	23
Total Hartford Funds	287	282
Corporate	13	12
Total earned premiums and fee income	5,013	4,698
Net investment income	509	509
Net realized gains (losses)	(145)	80
Other revenues	16	12
Total revenues	$5,393	$5,299
[1]For the three months ended March 31, 2022 and 2021, AARP members accounted for earned premiums of $667 and $676, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account assets under management ("AUM") sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended March 31,
	Revenue Line Item	2022	2021
Commercial Lines
Installment billing fees	Fee income	$9	$9
Personal Lines
Installment billing fees	Fee income	8	8
Insurance servicing revenues	Other revenues	17	19
Group Benefits
Administrative services	Fee income	45	44
Hartford Funds
Advisor, distribution and other management fees	Fee income	287	282
Corporate
Investment management and other fees	Fee income	13	12
Total non-insurance revenues with customers		$379	$374
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$942	$—	$923	$19
Collateralized loan obligations ("CLOs")	2,971	—	2,757	214
Commercial mortgage-backed securities ("CMBS")	3,722	—	3,486	236
Corporate	17,618	—	16,103	1,515
Foreign government/government agencies	784	—	780	4
Municipal	7,594	—	7,594	—
Residential mortgage-backed securities ("RMBS")	3,936	—	3,635	301
U.S. Treasuries	2,666	829	1,837	—
Total fixed maturities	40,233	829	37,115	2,289
Fixed maturities, FVO	288	—	114	174
Equity securities, at fair value	1,910	1,343	510	57
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	9	—	9	—
Interest rate derivatives	1	—	1	—
Commodity derivatives	(4)	—	—	(4)
Total derivative assets [1]	8	—	12	(4)
Short-term investments	3,937	2,222	1,683	32
Total assets accounted for at fair value on a recurring basis	$46,376	$4,394	$39,434	$2,548
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	6	—	6	—
Interest rate derivatives	(30)	—	(30)	—
Commodity derivatives	4	—	—	4
Total derivative liabilities [2]	(22)	—	(26)	4
Total liabilities accounted for at fair value on a recurring basis	$(22)	$—	$(26)	$4

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,135	$—	$1,135	$—
CLOs	3,025	—	2,768	257
CMBS	4,119	—	3,923	196
Corporate	18,707	—	17,089	1,618
Foreign government/government agencies	910	—	905	5
Municipal	8,257	—	8,257	—
RMBS	3,643	—	3,315	328
U.S. Treasuries	3,051	882	2,169	—
Total fixed maturities	42,847	882	39,561	2,404
Fixed maturities, FVO	160	—	—	160
Equity securities, at fair value	2,094	1,453	577	64
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	6	—	5	1
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	7	—	6	1
Short-term investments	3,697	1,627	1,990	80
Total assets accounted for at fair value on a recurring basis	$48,805	$3,962	$42,134	$2,709
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(4)	$—	$(4)	$—
Foreign exchange derivatives	—	—	1	(1)
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [2]	(49)	—	(48)	(1)
Total liabilities accounted for at fair value on a recurring basis	$(49)	$—	$(48)	$(1)
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
The Company has overseas deposits included in other investments of $69 and $65 as of March 31, 2022 and December 31, 2021, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Not applicable
Commodity derivatives
• Not applicable	• Option volatility

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2022
CLOs [3]	$160	Discounted cash flows	Spread	256 bps	280 bps	279 bps	Decrease
CMBS [3]	$233	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	533 bps	342 bps	Decrease
Corporate [4]	$1,459	Discounted cash flows	Spread	88 bps	1,833 bps	315 bps	Decrease
RMBS [3]	$246	Discounted cash flows	Spread [6]	60 bps	226 bps	126 bps	Decrease
			Constant prepayment rate [6]	4%	15%	9%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	58%	Decrease
As of December 31, 2021
CLOs [3]	$211	Discounted cash flows	Spread	234 bps	258 bps	257 bps	Decrease
CMBS [3]	$192	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	203 bps	468 bps	266 bps	Decrease
Corporate [4]	$1,532	Discounted cash flows	Spread	96 bps	1,227 bps	298 bps	Decrease
RMBS [3]	$266	Discounted cash flows	Spread [6]	48 bps	229 bps	89 bps	Decrease
			Constant prepayment rate [6]	2%	16%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	63%	Decrease
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
As of March 31, 2022 and December 31, 2021, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2022, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2022
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$—	$19
CLOs	257	—	(1)	54	(17)	—	—	(79)	214
CMBS	196	—	(5)	46	(1)	—	—	—	236
Corporate	1,618	(2)	(59)	59	(70)	(7)	—	(24)	1,515
Foreign Govt./Govt. Agencies	5	—	—	—	—	(1)	—	—	4
RMBS	328	—	(6)	137	(34)	—	—	(124)	301
Total Fixed Maturities, AFS	2,404	(2)	(71)	315	(122)	(8)	—	(227)	2,289
Fixed maturities, FVO	160	2	—	20	(8)	—	—	—	174
Equity Securities, at fair value	64	7	—	—	(14)	—	—	—	57
Short-term investments	80	—	—	4	(2)	—	—	(50)	32
Total Assets	$2,708	$7	$(71)	$339	$(146)	$(8)	$—	$(277)	$2,552

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$6	$—	$—	$—	$—	$6
CLOs	360	—	—	140	(15)	—	—	(59)	426
CMBS	77	—	—	1	(2)	—	—	(15)	61
Corporate	881	5	(13)	73	(7)	(7)	48	(36)	944
Foreign Govt./Govt. Agencies	6	—	—	—	—	(6)	—	—	—
RMBS	381	—	(1)	151	(46)	(4)	—	—	481
Total Fixed Maturities, AFS	1,705	5	(14)	371	(70)	(17)	48	(110)	1,918
Equity Securities, at fair value	70	—	—	—	—	—	—	—	70
Short-term investments	30	—	—	—	(14)	—	—	—	16
Total Assets	$1,805	$5	$(14)	$371	$(84)	$(17)	$48	$(110)	$2,004
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2022	2021	2022	2021
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLOs	$—	$—	$(1)	$—
CMBS	—	—	(5)	—
Corporate	(2)	5	(59)	(13)
RMBS	—	—	(6)	(1)
Total Fixed Maturities, AFS	(2)	5	(71)	(14)
Fixed maturities, FVO	2	—	—	—
Total Assets	$—	$5	$(71)	$(14)
[1]All amounts in these rows are reported in net gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain on securities in the Condensed Consolidated Statements of Comprehensive Income.
Fair Value Option
The Company has elected the fair value option for certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives with underlying credit risk related to residential real estate in order to reflect changes in fair value in earnings. These instruments are included within fixed maturities, FVO on the Condensed Consolidated Balance Sheets and changes in the fair value of these investments are reported in net realized gains and losses.
As of March 31, 2022 and December 31, 2021, the fair value of assets using the fair value option was $288 and $160, respectively.
For the three months ended March 31, 2022 realized losses related to the change in fair value of assets using the fair value option were $2. For the three months ended March 31, 2021 there were no realized gains (losses) related to the change in fair value of assets using the fair value option.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2022			December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$5,699	$5,570	Level 3	$5,383	$5,576
Liabilities
Other policyholder funds and benefits payable	Level 3	$677	$678	Level 3	$687	$689
Senior notes [2]	Level 2	$3,855	$4,099	Level 2	$3,854	$4,725
Junior subordinated debentures [2]	Level 2	$1,090	$1,041	Level 2	$1,090	$1,086
[1]As of March 31, 2022 and December 31, 2021, the carrying amount of mortgage loans is net of ACL of $31 and $29, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2022	2021
Gross gains on sales of fixed maturities	$23	$31
Gross losses on sales of fixed maturities	(95)	(31)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	40	6
Change in net unrealized gains (losses) of equity securities	(147)	37
Net realized and unrealized gains (losses) on equity securities	(107)	43
Net credit losses on fixed maturities, AFS	(12)	4
Change in ACL on mortgage loans	(2)	4
Intent-to-sell impairments	(3)	—
Other, net [2]	51	29
Net realized gains (losses)	$(145)	$80
[1]The net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(131) and $40 for the three months ended March 31, 2022 and 2021, respectively.
[2]For the three months ended March 31, 2022 and 2021 includes gains (losses) from transactional foreign currency revaluation of $6 and $(7), respectively, and non-qualifying derivatives of $47 and $35, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $5.5 billion and $4.2 billion for the three months ended March 31, 2022 and 2021, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2022 and December 31, 2021, the Company reported accrued interest receivable related to fixed maturities, AFS of $310 and $299, respectively, and accrued interest receivable related to mortgage loans of $17 and $16, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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
For fixed maturities where a credit loss has been identified and no intent-to-sell impairment has been recorded, the Company will record an ACL for the portion of the unrealized loss related to the credit loss. Any remaining unrealized loss on a fixed maturity after recording an ACL is the non-credit amount and is recorded in OCI. The ACL is the excess of the amortized cost over the greater of the Company's best estimate of the present value of expected future cash flows or the security's fair value. Cash flows are discounted at the effective yield that is used to record interest income. The ACL cannot exceed the unrealized loss and, therefore, it may fluctuate with changes in the fair value of the fixed maturity if the fair value is greater than the Company's best estimate of the present value of expected future cash flows. The initial ACL and any subsequent changes are recorded in net realized gains and losses. The ACL is written off against the amortized cost in the period in which all or a portion of the related fixed maturity is determined to be uncollectible.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31,
	2022				2021
(Before tax)	Corporate	Foreign govt./govt. agencies	CMBS	Total	Corporate	Total
Balance as of beginning of period	$1	$—	$—	$1	$23	$23
Credit losses on fixed maturities where an allowance was not previously recorded	8	3	1	12	2	2
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	—	(6)	(6)
Balance as of end of period	$9	$3	$1	$13	$19	$19
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2022					December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$960	$—	$4	$(22)	$942	$1,125	$—	$13	$(3)	$1,135
CLOs	2,987	—	7	(23)	2,971	3,019	—	8	(2)	3,025
CMBS	3,773	(1)	42	(92)	3,722	3,955	—	179	(15)	4,119
Corporate	17,831	(9)	294	(498)	17,618	17,744	(1)	1,038	(74)	18,707
Foreign govt./govt. agencies	799	(3)	11	(23)	784	883	—	33	(6)	910
Municipal	7,437	—	300	(143)	7,594	7,473	—	787	(3)	8,257
RMBS	4,085	—	10	(159)	3,936	3,610	—	60	(27)	3,643
U.S. Treasuries	2,708	—	40	(82)	2,666	2,979	—	86	(14)	3,051
Total fixed maturities, AFS	$40,580	$(13)	$708	$(1,042)	$40,233	$40,788	$(1)	$2,204	$(144)	$42,847

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,549	$1,560	$1,400	$1,419
Over one year through five years	8,144	8,089	8,615	8,894
Over five years through ten years	8,162	7,950	8,303	8,633
Over ten years	10,920	11,063	10,761	11,979
Subtotal	28,775	28,662	29,079	30,925
Mortgage-backed and asset-backed securities	11,805	11,571	11,709	11,922
Total fixed maturities, AFS	$40,580	$40,233	$40,788	$42,847
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2022 or December 31, 2021 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$795	$(22)	$4	$—	$799	$(22)
CLOs	2,405	(20)	220	(3)	2,625	(23)
CMBS	2,578	(81)	86	(11)	2,664	(92)
Corporate	8,440	(423)	717	(75)	9,157	(498)
Foreign govt./govt. agencies	445	(17)	80	(6)	525	(23)
Municipal	2,055	(141)	24	(2)	2,079	(143)
RMBS	3,064	(138)	240	(21)	3,304	(159)
U.S. Treasuries	1,506	(78)	33	(4)	1,539	(82)
Total fixed maturities, AFS in an unrealized loss position	$21,288	$(920)	$1,404	$(122)	$22,692	$(1,042)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$396	$(3)	$—	$—	$396	$(3)
CLOs	1,434	(2)	147	—	1,581	(2)
CMBS	594	(7)	82	(8)	676	(15)
Corporate	3,698	(65)	234	(9)	3,932	(74)
Foreign govt./govt. agencies	340	(5)	16	(1)	356	(6)
Municipal	301	(3)	12	—	313	(3)
RMBS	1,869	(23)	94	(4)	1,963	(27)
U.S. Treasuries	2,301	(13)	23	(1)	2,324	(14)
Total fixed maturities, AFS in an unrealized loss position	$10,933	$(121)	$608	$(23)	$11,541	$(144)
As of March 31, 2022, fixed maturities, AFS in an unrealized loss position consisted of 3,433 instruments, primarily in the corporate sectors, most notably financial services, technology and communications, consumer non-cyclical, and utilities, as well as RMBS, tax-exempt municipals, CMBS, and U.S. Treasuries, with all such securities depressed largely due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2022, 99% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2022, was primarily attributable to higher interest rates and wider credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate, RMBS, and CMBS sectors which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. Additionally, certain corporate fixed maturities were also depressed because of their variable-rate coupons and long-dated maturities. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.

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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of March 31, 2022, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of March 31, 2022 or December 31, 2021. For the three months ended March 31, 2022 and 2021, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2022	2021
ACL as of beginning of period	$29	$38
Current period provision (release)	2	(4)
ACL as of March 31,	$31	$34
The increase in the allowance for the three months ended March 31, 2022, is driven by net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 51% as of March 31, 2022, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$15	2.02x	$9	2.08x	$51	2.67x	$91	1.59x	$100	1.03x	$135	1.73x	$401	1.66x
Less than 65%	389	2.70x	1,508	2.72x	642	2.74x	692	2.83x	471	2.24x	1,627	2.35x	5,329	2.58x
Total mortgage loans	$404	2.68x	$1,517	2.72x	$693	2.74x	$783	2.69x	$571	2.03x	$1,762	2.30x	$5,730	2.52x
[1]Amortized cost of mortgage loans excludes ACL of $31.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$7	2.37x	$50	2.63x	$91	1.57x	$100	1.00x	$45	1.37x	$97	1.80x	$390	1.61x
Less than 65%	1,481	2.70x	645	2.78x	722	2.78x	472	2.23x	417	1.91x	1,285	2.45x	5,022	2.55x
Total mortgage loans	$1,488	2.70x	$695	2.77x	$813	2.64x	$572	2.02x	$462	1.86x	$1,382	2.41x	$5,412	2.48x
[1]Amortized cost of mortgage loans excludes ACL of $29.

Mortgage Loans by Region
	March 31, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$309	5.4%	$284	5.2%
Middle Atlantic	279	4.9%	303	5.6%
Mountain	598	10.4%	450	8.3%
New England	420	7.3%	393	7.3%
Pacific	1,232	21.5%	1,245	23.0%
South Atlantic	1,638	28.6%	1,556	28.8%
West North Central	95	1.6%	85	1.6%
West South Central	422	7.4%	424	7.8%
Other [1]	737	12.9%	672	12.4%
Total mortgage loans	5,730	100.0%	5,412	100.0%
ACL	(31)		(29)
Total mortgage loans, net of ACL	$5,699		$5,383
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,010	35.1%	$1,931	35.7%
Multifamily	2,068	36.1%	1,833	33.9%
Office	628	11.0%	627	11.6%
Retail [1]	952	16.6%	951	17.6%
Single Family	32	0.5%	30	0.5%
Other	40	0.7%	40	0.7%
Total mortgage loans	5,730	100.0%	5,412	100.0%
ACL	(31)		(29)
Total mortgage loans, net of ACL	$5,699		$5,383
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2022 and December 31, 2021, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2022, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.2 billion, of which $4.5 billion was serviced on behalf of third parties and $4.7 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2021, the Company serviced mortgage loans with a total outstanding principal balance of $8.2 billion, of which $3.9 billion was serviced on behalf of third parties and $4.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2022 and December 31, 2021, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
VARIABLE INTEREST ENTITIES
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities or, at times, as an investment manager.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated VIEs
As of March 31, 2022 and December 31, 2021, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2022 and December 31, 2021 was limited to the total carrying value of $2.1 billion and $1.9 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of March 31, 2022 and December 31, 2021, the Company has outstanding commitments totaling $1.5 billion and $1.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, AFS, and fixed maturities, FVO, on the Company's Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
REVERSE REPURCHASE AGREEMENTS, OTHER COLLATERAL TRANSACTIONS AND RESTRICTED INVESTMENTS
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of March 31, 2022 and December 31, 2021, the Company reported $32 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of March 31, 2022 and December 31, 2021, the Company pledged collateral of $8 and $9, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement. Amounts also include collateral related to letters of credit.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,297	$2,376
Fixed maturities in trust for benefit of syndicate policyholders	691	712
Short-term investments in trust for benefit of syndicate policyholders	6	7
Fixed maturities in Lloyd's trust account	149	160
Other investments	69	65
Total Other Restricted Investments	$3,212	$3,320

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. DERIVATIVES
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions or income generation covered call transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies.
STRATEGIES THAT QUALIFY FOR HEDGE ACCOUNTING
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2021 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month LIBOR + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 14 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2021 Form 10-K Annual Report.
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
NON-QUALIFYING STRATEGIES
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include hedges of interest rate, foreign currency, equity, and commodity risk of certain fixed maturities and equities. In addition, hedging and replication strategies that utilize credit default swaps do not qualify for hedge accounting. The non-qualifying strategies include:
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2022 and December 31, 2021, the notional amount of interest rate swaps in offsetting relationships was $7.2 billion as of both dates.
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
Commodity Options
During the first quarter of 2022, the Company paid $10 to purchase call option contracts on oil futures in order to partially offset potential changes in value related to certain fixed maturity securities that could arise if oil prices increased substantially. The option contracts were either terminated or were closed by entering into offsetting positions during the three months ended March 31, 2022, resulting in a realized gain of $14.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which payments or receipts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2022	Dec. 31, 2021	Mar 31, 2022	Dec. 31, 2021	Mar 31, 2022	Dec. 31, 2021	Mar 31, 2022	Dec. 31, 2021
Cash flow hedges
Interest rate swaps	$2,155	$2,340	$—	$—	$1	$—	$(1)	$—
Foreign currency swaps	492	437	14	6	17	11	(3)	(5)
Total cash flow hedges	2,647	2,777	14	6	18	11	(4)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,275	7,567	(29)	(46)	4	3	(33)	(49)
Foreign exchange contracts
Foreign currency swaps and forwards	593	558	1	—	1	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	7	112	—	(2)	—	—	—	(2)
Credit derivatives in offsetting positions	210	210	—	—	3	3	(3)	(3)
Commodity contracts
Commodity options	241	—	—	—	4	—	(4)	—
Total non-qualifying strategies	8,326	8,447	(28)	(48)	12	6	(40)	(54)
Total cash flow hedges and non-qualifying strategies	$10,973	$11,224	$(14)	$(42)	$30	$17	$(44)	$(59)
Balance Sheet Location
Fixed maturities, available-for-sale	$452	$413	$—	$—	$—	$—	$—	$—
Other investments	9,067	1,452	8	7	17	10	(9)	(3)
Other liabilities	1,454	9,359	(22)	(49)	13	7	(35)	(56)
Total derivatives	$10,973	$11,224	$(14)	$(42)	$30	$17	$(44)	$(59)

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the offsetting amounts, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets. Offsetting amounts include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described in the preceding discussion. Also included in the tables are financial collateral receivables and payables, which are contractually permitted to be offset upon an event of default, although are disallowed for offsetting under U.S. GAAP.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2022
Other investments	$30	$22	$8	$—	$6	$2
Other liabilities	$(44)	$(13)	$(22)	$(9)	$(28)	$(3)
As of December 31, 2021
Other investments	$17	$13	$7	$(3)	$4	$—
Other liabilities	$(59)	$(10)	$(49)	$—	$(47)	$(2)
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

Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2022	2021
Interest rate swaps	$(2)	$10
Foreign currency swaps	9	4
Total	$7	$14

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income ("AOCI") into Income for the Three Months Ended
	March 31, 2022		March 31, 2021
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$9	$(3)	$10	$(2)
Foreign currency swaps	2	—	1	—
Total	$11	$(3)	$11	$(2)

Total amounts presented on the Condensed Consolidated Statement of Operations	$509	$62	$509	$57
As of March 31, 2022, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $8. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three months ended March 31, 2022 and 2021, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended March 31,
	2022	2021
Foreign exchange contracts
Foreign currency forwards	$1	$—
Interest rate contracts
Interest rate swaps, swaptions, and futures	32	32
Credit contracts
Credit derivatives that assume credit risk	—	3
Commodity contracts
Commodity options	14	—
Total	$47	$35
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	6 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	5	(2)	Less than 1 year	CMBS Credit	B-	5	2
Total [5]	$105	$(2)				$105	$2
As of December 31, 2021
Basket credit default swaps [4]
Investment grade risk exposure	$101	$—	6 years	CMBS Credit	AAA	$101	$—
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	CCC	4	2
Total [5]	$105	$(2)				$105	$2
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
[5]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
.
DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2022 and December 31, 2021, the Company has pledged cash collateral associated with derivative instruments of $1 and $2, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2022 and December 31, 2021, the Company pledged securities collateral associated with derivative instruments with a fair value of $28 and $48, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2022 and December 31, 2021, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $21 and $12, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $24 and $82, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2022 and December 31, 2021, the Company accepted cash collateral associated with derivative instruments of $13 and $7, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2022 and December 31, 2021, with a fair value of $6 and $5, respectively, which the Company has the right to repledge or sell. As of March 31, 2022 and December 31, 2021, the Company had no repledged securities. In addition, as of March 31, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of March 31, 2022	As of December 31, 2021
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,451	$4,130
Receivables for loss sensitive business, by credit quality:
AAA	—	—
AA	128	130
A	45	52
BBB	152	133
BB	76	64
Below BB	41	41
Total receivables for loss sensitive business	442	420

Total Premiums Receivable and Agents' Balances, Gross	4,893	4,550
ACL	(106)	(105)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,787	$4,445
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
The increase in the ACL in the three months ended March 31, 2022 reflected the provision required on premiums written in the quarter and recoveries, largely offset by write-offs. The three months ended March 31, 2021 reflected a decrease in the ACL as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	March 31, 2022			March 31, 2021
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$83	$22	$105	$117	$35	$152
Current period provision (release)	13	—	13	4	1	5
Current period write-offs	(15)	—	(15)	(15)	—	(15)
Current period recoveries	3	—	3	2	—	2
Ending ACL	$84	$22	$106	$108	$36	$144
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

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2022				As of December 31, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,877	$—	$—	$1,877	$1,860	$—	$—	$1,860
A+	2,056	236	273	2,565	1,999	237	275	2,511
A	743	1	—	744	713	—	—	713
A-	33	9	—	42	37	9	—	46
B++	633	—	3	636	639	—	3	642
Below B++	20	—	—	20	20	—	—	20
Total Rated by A.M. Best	5,362	246	276	5,884	5,268	246	278	5,792
Mandatory (Assigned) and Voluntary Risk Pools	234	—	—	234	239	—	—	239
Captives	340	—	—	340	331	—	—	331
Other not rated companies	261	6	—	267	255	5	—	260
Gross Reinsurance Recoverables	6,197	252	276	6,725	6,093	251	278	6,622
Allowance for uncollectible reinsurance	(96)	(1)	(2)	(99)	(96)	(1)	(2)	(99)
Net Reinsurance Recoverables	$6,101	$251	$274	$6,626	$5,997	$250	$276	$6,523

|

Table of Contents	Note 8 - Reinsurance
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

Allowance for Uncollectible Reinsurance for the Three Months Ended
	March 31, 2022				March 31, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$105	$1	$2	$108
Beginning allowance for disputed amounts	54	—	—	54	53	—	—	53
Beginning ACL	42	1	2	45	52	1	2	55
Current period provision (release)	(2)	—	—	(2)	(13)	—	—	(13)
Ending ACL	40	1	2	43	39	1	2	42
Ending allowance for disputed amounts	56	—	—	56	56	—	—	56
Ending allowance for uncollectible reinsurance	$96	$1	$2	$99	$95	$1	$2	$98

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,449	$29,622
Reinsurance and other recoverables	6,081	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	25,368	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year	1,931	1,924
Prior accident year development [1]	(36)	229
Total provision for unpaid losses and loss adjustment expenses	1,895	2,153
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	(6)
Payments
Current accident year	(281)	(292)
Prior accident years	(1,525)	(1,221)
Total payments	(1,806)	(1,513)
Net change in reserves transferred to liabilities held for sale	—	(1)
Foreign currency adjustment	(5)	(6)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,452	24,524
Reinsurance and other recoverables	6,165	5,808
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,617	$30,332
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and Asbestos and Environmental ("A&E") Adverse Development Cover ("ADC") which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc. For additional information regarding the two adverse development cover reinsurance agreements, refer to Adverse Development Covers discussion below.

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2022	2021
Workers’ compensation	$(45)	$(40)
Workers’ compensation discount accretion	9	9
General liability	12	307
Marine	—	6
Package business	(11)	(27)
Commercial property	(15)	(13)
Professional liability	—	(1)
Bond	—	—
Assumed reinsurance	12	2
Automobile liability - Commercial Lines	—	—
Automobile liability - Personal Lines	(5)	(23)
Homeowners	—	(3)
Catastrophes	(3)	(16)
Uncollectible reinsurance	—	(9)
Other reserve re-estimates, net	10	31
Prior accident year development before change in deferred gain	(36)	223
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	6
Total prior accident year development	$(36)	$229
[1]The change in deferred gain for the three months ended March 31, 2021 included $6 of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by marine and commercial automobile liability.
Re-estimates of prior accident year reserves for the three months ended March 31, 2022
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, driven by lower than previously estimated claim severity.
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle and large commercial for the 2016 to 2019 accident years.
Package business reserves decreased largely due to lower estimated loss adjustment expenses for accident years 2015 to 2018 and a reduction in property reserves for the 2020 accident year.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in middle & large commercial related to COVID-19 claims and a reduction in property reserves for the 2021 accident year.
Assumed reinsurance reserves were increased primarily due to higher reserve estimates for syndicate property claims, including higher expected COVID-19 property losses in the 2020 accident year and increased reserves for international agriculture related to drought claims.
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct claims, primarily within accident years 2016 to 2020.
Other reserve re-estimates, net, were increased primarily due to unfavorable development from participation in involuntary market pools.
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
Other reserve re-estimates, net, were increased primarily due to an increase in reserves for sexual molestation and sexual abuse claims within Property and Casualty ("P&C") Other Operations, principally on assumed reinsurance.

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Settlement Agreement with Boy Scouts of America
On September 14, 2021, the Company announced that it entered into a new agreement-in-principle with the BSA, related to sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s, with the agreement in-principle including the BSA, its local councils and the representatives of a majority of the sexual abuse claimants. As part of the agreement-in-principle, The Hartford will pay $787, before tax, for claims associated with policies mostly issued in the 1970s. In exchange for The Hartford’s payment, the BSA and its local councils will fully release The Hartford from any obligation under policies The Hartford issued to the BSA and its local councils. In addition, the representatives for the claimants joining this agreement-in-principle will support a plan of reorganization which incorporates the settlement.
The agreement-in-principle was reached in connection with BSA’s Chapter 11 bankruptcy and a written settlement agreement (the "Settlement") was executed on February 14, 2022. The Settlement will become final upon the occurrence of certain conditions, including, but not limited to, confirmation of BSA’s plan of reorganization, receipt of executed releases from the local councils, and approval of the Settlement as part of the confirmation of BSA's plan of reorganization by the bankruptcy and district courts. While the confirmation hearing regarding BSA’s bankruptcy plan concluded in April, a final decision from the bankruptcy court on whether to approve BSA's plan of reorganization is not expected until May, at the earliest. Assuming that all conditions are satisfied, the parties to the Settlement expect to receive civil district court approval by mid 2022. Upon civil district court approval, the Company will pay the settlement amount of $787. However, no assurance can be given that all the conditions precedent to the Settlement will be satisfied or that final court approval, if obtained, will not be delayed for various procedural reasons.
If the conditions precedent to the Settlement are not satisfied or the requisite court approvals for BSA’s plan of reorganization are not obtained, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s consolidated operating results.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of March 31, 2022, the Company has incurred $1,015 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $485 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $365 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,015 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of March 31, 2022, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300, as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $300, the Company has recorded a $209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,210	$8,233
Reinsurance recoverables	245	237
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,965	7,996
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,324	1,325
Prior year's discount accretion	53	55
Prior incurral year development [1]	(119)	(151)
Total provision for unpaid losses and loss adjustment expenses [2]	1,258	1,229
Payments
Current incurral year	(354)	(350)
Prior incurral years	(974)	(914)
Total payments	(1,328)	(1,264)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,895	7,961
Reinsurance recoverables	247	247
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,142	$8,208
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $46 and $43 for the three months ended March 31, 2022 and 2021, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2022
Group disability- Prior period reserve estimates decreased by approximately $80 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $35 largely driven by a reduction in estimated excess mortality group term life losses incurred in fourth quarter 2021, as well as continued low incidence in group life premium waiver.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the three months ended March 31,
	2022	2021
Beginning liability balance	$596	$638
Incurred	36	37
Paid	(39)	(26)
Change in unrealized investment gains and losses	(11)	(8)
Ending liability balance	$582	$641
Ending reinsurance recoverable asset	$26	$46
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
11. DEBT
Junior Subordinated Debentures
On March 14, 2022, The Hartford provided irrevocable notice to holders of its $600 aggregate principal amount 7.875% junior subordinated debentures due 2042 (“7.875% Notes”) that it would redeem the notes at par on April 15, 2022. As a result, the carrying value of the 7.875% Notes was classified in short-term debt as of March 31, 2022 in the Condensed Consolidated Balance Sheets. On April 15, 2022, The Hartford redeemed the 7.875% Notes and, in the second quarter of 2022, will recognize a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.

Shelf Registrations
On February 22, 2022, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement (Registration No. 333-262879) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
INCOME TAX EXPENSE

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2022	2021
Tax provision at U.S. federal statutory rate	$114	$63
Tax-exempt interest	(9)	(11)
Executive compensation	7	5
Stock-based compensation	(10)	(1)
Other	(4)	(2)
Provision for income taxes	$98	$54
UNCERTAIN TAX POSITIONS

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$16	$15
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	1	—
Balance, end of period	$17	$15
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
OTHER TAX MATTERS
As of March 31, 2022, the Company has foreign net operating losses of $32 for which a valuation allowance of $10 has been established. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
LITIGATION
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 12 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
COVID-19 Pandemic Business Income Insurance Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 290 such lawsuits have been filed, of which more than 60 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 35 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Some of the lawsuits also allege that the Hartford Writing Companies engaged in unfair business practices by collecting or retaining excess premium.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 50 policyholders have appealed dismissals in favor of the Hartford Writing Companies. To date, the Hartford Writing Companies have received four appellate affirmances of trial court decisions in the Hartford Writing Companies' favor, including two decisions from the Second Circuit, and decisions from the Fifth and Sixth Circuit Courts of Appeal. The remainder of the Hartford Writing Companies' appeals are at various stages of the process. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
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
Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid gross losses and expenses related to environmental and asbestos claims. The degree of variability of gross reserve estimates for these exposures is significantly greater than for other more traditional exposures.
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
For its Run-off A&E, as of March 31, 2022, the Company reported $519 of net asbestos and environmental reserves. In addition, the Company has recorded a $365 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2022, the Company has incurred $1,015 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $485 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results and liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2022 was $31 for which the legal entities have posted collateral of $28 in the normal course of business. Based on derivative contractual terms as of March 31, 2022, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

|

Table of Contents	Note 14 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. EQUITY
EQUITY REPURCHASE PROGRAM
During the three months ended March 31, 2022 and 2021, the Company repurchased $400 (5.7 million shares) and $123 (2.4 million shares), respectively, of common stock under the $3.0 billion share repurchase authorization that is effective January 1, 2021 until December 31, 2022 as authorized by the Board of
Directors. As of March 31, 2022, The Hartford has $898 remaining for equity repurchases under this share repurchase program. During the period April 1, 2022 through April 27, 2022, the Company repurchased $139 (1.9 million shares) under the repurchase program. The timing of any repurchases under the remaining equity repurchase authorization is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,616	$(2)	$6	$41	$(1,489)	$172
OCI before reclassifications	(2,469)	—	7	—	—	(2,462)
Amounts reclassified from AOCI	87	—	(8)	—	15	94
OCI, before tax	(2,382)	—	(1)	—	15	(2,368)
Income tax benefit (expense)	500	—	—	—	(3)	497
OCI, net of tax	(1,882)	—	(1)	—	12	(1,871)
Ending balance	$(266)	$(2)	$5	$41	$(1,477)	$(1,699)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$(87)	Net realized gains (losses)
	(87)	Total before tax
	(18)	Income tax expense
	$(69)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$9	Net investment income
Interest rate swaps	(3)	Interest expense
Foreign currency swaps	2	Net investment income
	8	Total before tax
	2	Income tax expense
	$6	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	Insurance operating costs and other expenses
	(15)	Total before tax
	(3)	Income tax expense
	$(12)	Net income
Total amounts reclassified from AOCI	$(75)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(1,166)	—	15	1	(1)	(1,151)
Amounts reclassified from AOCI	(4)	—	(9)	—	17	4
OCI, before tax	(1,170)	—	6	1	16	(1,147)
Income tax benefit (expense)	245	—	(1)	—	(3)	241
OCI, net of tax	(925)	—	5	1	13	(906)
Ending balance	$1,909	$(2)	$17	$44	$(1,704)	$264

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$4	Net realized gains (losses)
	4	Total before tax
	1	Income tax expense
	$3	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$10	Net investment income
Interest rate swaps	(2)	Interest expense
Foreign currency swaps	$1	Net investment income
	9	Total before tax
	2	Income tax expense
	$7	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(19)	Insurance operating costs and other expenses
	(17)	Total before tax
	(4)	Income tax expense
	$(13)	Net income
Total amounts reclassified from AOCI	$(3)	Net income
16. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2021 Annual Report on Form 10-K. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the condensed consolidated statement of operations.
The Company has not determined whether, and to what extent,
contributions may be made to the U.S. qualified defined benefit pension plan in 2022. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2022 to make this determination.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$1	$1	$—	$—
Interest cost	28	24	1	1
Expected return on plan assets	(51)	(51)	—	(1)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	15	17	2	2
Net periodic cost (benefit)	$(7)	$(9)	$1	$—

|

Table of Contents	Note 17 - Restructuring and Other Costs
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the March 31, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets.
Subsequent to March 31, 2022, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $130, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended March 31,		Cumulative Incurred Through March 31, 2022	Total Amount Expected to be Incurred
	2022	2021
Severance benefits	$(2)	$—	$46	$46
IT costs	2	2	13	26
Professional fees and other expenses	5	9	51	58
Total restructuring and other costs, before tax	$5	$11	$110	$130

Accrued Restructuring and Other Costs
	Three Months Ended March 31, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(2)	2	5	5
Payments	—	(2)	(5)	(7)
Balance, end of period	$16	$—	$—	$16

Accrued Restructuring and Other Costs
	Three Months Ended March 31, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	—	2	9	11
Payments	(6)	(2)	(6)	(14)
Balance, end of period	$48	$—	$3	$51

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2021 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On December 29, 2021, the Company completed the sale of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. and Assurances Contintales Contintale Verzekeringen N.V., collectively referred to as "Continental Europe Operations."
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management ("AUM")- Include mutual fund and exchange-traded funds ("ETF") assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segments’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2022	2021
Net income	$445	$249
Preferred stock dividends	5	5
Net income available to common stockholders	440	244
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	146	(77)
Restructuring and other costs, before tax	5	11
Integration and other non-recurring M&A costs, before tax	5	9
Change in deferred gain on retroactive reinsurance, before tax	—	6
Income tax expense (benefit) [1]	(35)	10
Core earnings	$561	$203
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
Current Accident Year Catastrophe Ratio- A component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year (net of reinsurance) to earned premiums. For U.S. events, a catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Services office of Verisk. For international events, the Company's approach is similar, informed, in part, by how Lloyd's of London defines major losses. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"). The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Mutual Fund and Exchange-Traded Fund Assets- Are owned by the shareholders of those products and not by the Company and, therefore, are not reflected in the Company’s Condensed Consolidated Financial Statements except in instances where the Company seeds new investment products.
Mutual fund and ETF assets are a measure used by the Company primarily because a significant portion of the Company’s Hartford Funds segment revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six months for certain Personal Lines automobile business and twelve months for substantially all of the remainder of the Company’s Property and Casualty ("P&C") business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2022	2021
Commercial Lines
Net income	$383	$129
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(1)	(2)
Net investment income	(333)	(327)
Net realized losses (gains)	91	(44)
Other expense	7	4
Income tax expense	95	24
Underwriting gain (loss)	$242	$(216)
Personal Lines
Net income	$77	$135
Adjustments to reconcile net income to underwriting gain:
Net servicing income	(4)	(4)
Net investment income	(33)	(35)
Net realized losses (gains)	9	(7)
Income tax expense	20	35
Underwriting gain	$69	$124
P&C Other Operations
Net income (loss)	$8	$(13)
Adjustments to reconcile net income to underwriting loss:
Net investment income	(16)	(16)
Net realized losses (gains)	4	(2)
Income tax expense (benefit)	1	(4)
Underwriting loss	$(3)	$(35)
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
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) management fees on mutual fund and ETF assets; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
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
The financial results of the Company’s mutual fund and ETF businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and fund type. Changes in assets under management are driven by the two main factors of net flows and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETF shareholders. Financial results are highly correlated to the growth in assets under management since these funds generally earn fee income on a daily basis.
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
Impact of Ukraine conflict on our results of operations
From the Ukraine conflict, the Company incurred $27 of catastrophe losses, net of reinsurance, in first quarter 2022 that included exposures under political violence and terrorism ("PV&T") policies, including aviation war, as well as under credit and political risk insurance ("CPRI") policies. In the first quarter of 2022, the Company recognized a provision for reinstatement premium of $11 as a result of estimated ceded incurred losses related to the conflict.
The Company’s direct investment exposure is limited to bonds issued by Russian entities with an amortized cost of $16 and a fair value of $7 as of March 31, 2022, recording an allowance for credit losses ("ACL") of $9. The Company does not have any investments in Belarus or Ukraine.
For a discussion of the risks associated with a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, please refer to the Risk Factors in our 2021 Form 10-K, including one entitled “Unfavorable economic, political and global market conditions may adversely impact our business and results of operations” and another entitled “We are vulnerable to losses from catastrophes, both natural and man-made”.
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, Information Technology ("IT") investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $540 by 2022 and $625 by 2023.
To achieve those expected savings, we expect to incur approximately $395 over the course of the program, with $238 expensed cumulatively through March 31, 2022, and expected expenses of $62 over the last nine months of 2022, $38 in 2023, and $57 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $395, we expect to incur restructuring costs of approximately $130, including $46 of employee severance, and approximately $84 of other costs, including consulting expenses, lease termination expenses and the cost to retire certain IT applications. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings realized in the three months ended March 31, 2022 and expected annual costs and expense savings for the full year in 2022 and 2023:

Hartford Next Costs and Expense Savings
	Three months ended March 31, 2022	Estimate for 2022	Estimate for 2023
Employee severance	$(2)	$(2)	$—
IT costs to retire applications	2	10	5
Professional fees and other expenses	5	12	—
Estimated restructuring costs	5	20	5

Non-capitalized IT costs	13	45	17
Other costs	3	13	6
Amortization of capitalized IT development costs [1]	—	4	9
Amortization of capitalized real estate [2]	—	1	1
Estimated costs within core earnings	16	63	33
Total Hartford Next program costs	$21	$83	$38

Cumulative savings for the period relative to 2019	(132)	(540)	(625)
Net expense (savings) before tax:	$(111)	$(457)	$(587)

Net expense (savings) before tax:
Accounted for within core earnings	$(116)	$(477)	$(592)
Restructuring costs recognized outside of core earnings	5	20	5
Net expense (savings) before tax	$(111)	$(457)	$(587)
[1]Does not include approximately $34 of IT asset amortization after 2023.
[2]Does not include approximately $19 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $196 or 80%	Ý	Increased $0.63 or 94%	Þ	Decreased $5 or 9.7%
+	A change to favorable P&C prior accident year reserve development	+	Increase in net income available to common stockholders	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a change from net unrealized gains to net unrealized losses on available for sale securities as well as common stockholder dividends and share repurchases in excess of net income

		+	Share repurchases
+	Lower catastrophe losses
+	In Commercial Lines, higher earned premiums and a lower current accident year loss ratio
				+	Reduction in outstanding shares due to share repurchases
+	A decrease in excess mortality losses in group life
-	A change to net realized losses
-	Higher loss ratio in Group Benefits, excluding the impact of excess mortality
-	Higher loss ratio in Personal Lines automobile
-	Increase in P&C underwriting expenses and Group Benefits insurance operating costs and other expenses

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 20 bps	Þ	Improved 13.9 points	Þ	Decreased 1.0 points
-	Lower returns on limited partnerships and other alternative investments	-	A change to favorable prior accident year reserve development	-	A higher group disability loss ratio due to less favorable prior incurral year development on long-term disability
-	Reinvestment at rates below the maturity yield during 2021	-	Lower catastrophe losses
		-	Decrease in COVID-19 incurred losses	-	A change from net realized gains to net realized losses in the 2022 period
		-	Lower current accident year loss ratio before COVID-19 in Commercial Lines
				-	A higher loss ratio under group accidental death business
		+	Higher personal automobile claim frequency and severity
				-	Higher expense ratio
				+	Lower excess mortality in group life

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2022	2021	Change
Earned premiums	$4,651	$4,343	7%
Fee income	362	355	2%
Net investment income	509	509	—%
Net realized gains (losses)	(145)	80	NM
Other revenues	16	12	33%
Total revenues	5,393	5,299	2%
Benefits, losses and loss adjustment expenses	3,118	3,350	(7%)
Amortization of deferred policy acquisition costs	440	416	6%
Insurance operating costs and other expenses	1,207	1,144	6%
Interest expense	62	57	9%
Amortization of other intangible assets	18	18	—%
Restructuring and other costs	5	11	(55%)
Total benefits, losses and expenses	4,850	4,996	(3%)
Income, before tax	543	303	79%
Income tax expense	98	54	81%
Net income	445	249	79%
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$440	$244	80%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income available to common stockholders increased by $196 primarily driven by:
•An increase in P&C underwriting results of $435, before tax, driven by a change to favorable prior accident year development, lower catastrophe losses, the effect of Commercial Lines earned premium growth and a lower Commercial Lines underlying loss and loss adjustment expense ratio, including a benefit from lower COVID-19 losses, partially offset by higher Personal Lines automobile loss costs and higher underwriting expenses; and
•An increase in Group Benefits driven by lower excess mortality claims and COVID-19 related impacts to short-term-disability losses of $93, before tax, and the effect of higher fully insured ongoing premiums, partially offset by a higher loss ratio excluding the impact of COVID-19 and an increase in insurance operating costs and other expenses.
These increases were partially offset by:
•A $225, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, primarily driven by a decrease in valuation of equity securities during the first quarter of 2022 compared to appreciation in the 2021 period, as well as a net loss on sales of fixed maturity securities in the first quarter of 2022.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
Earned premiums increased primarily due to:
•An increase in P&C reflecting an 11% increase in Commercial Lines and a 2% decrease in Personal Lines. Contributing to the increase in Commercial Lines was an increase in new business and policy count retention over the prior twelve months, earned pricing increases and the effect of higher audit and endorsement premiums as the result of higher insured exposures given the economic recovery. For Personal Lines, non-renewals outpaced new business despite an increase in new business and the effect of earned pricing increases; and
•An increase in Group Benefits earned premium of 5% compared to the prior year period due to an increase in group disability and higher supplemental health product premiums.
Fee income increased, largely driven by Hartford Funds as a result of higher daily average assets under management due to an increase in equity market levels and net inflows over the preceding twelve months.
Net Investment Income
Net investment income is flat due to:
•Greater income from limited partnerships and other alternative investments driven by the sale of an underlying real estate property in the current period and an increase in valuation of real estate funds, partially offset by lower returns on private equity funds in the 2022 period;
•A higher level of invested assets; and
•An offsetting impact of a lower yield on fixed maturity investments, which resulted from reinvesting at rates below the maturity yield during 2021.
Net realized gains (losses) changed to a net realized loss in the 2022 period from a net realized gain in the 2021 period, primarily driven by:
•Losses on equity securities in the 2022 period driven by depreciation in value compared to gains on equity securities in the 2021 period due to appreciation in value;
•Net realized losses on sales of fixed maturity securities in 2022;
•Net credit losses on fixed maturity securities in the current period, primarily related to corporate securities with exposure to Russia;
•A net increase in ACL on mortgage loans in the 2022 period due to net additions of new loans, compared to a net decrease in the 2021 period driven by improved economic scenarios and higher property valuations; and
•A net realized gain in 2022 on the termination of commodity derivatives driven by an increase in the price of crude oil. For further discussion, see Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
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
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses decreased due to:
•A decline in incurred losses for Property & Casualty of $258 which was driven by:
–A favorable change of $265 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2022 period was a net favorable $36, before tax, primarily driven by reserve decreases in workers' compensation, package business, and commercial property, partially offset by reserve increases in general liability and assumed reinsurance. Prior accident year reserve development in the 2021 period was a net unfavorable $229, before tax, and primarily included reserve increases for sexual molestation and sexual abuse claims. Also included were reserve decreases for workers’ compensation, package business, personal automobile liability, catastrophes and commercial property, partially offset by $6 of adverse development as the result of recognizing a deferred gain on retroactive reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Group Benefits
–A decrease in current accident year catastrophe losses of $116, before tax. Catastrophe losses in the 2022 period included $27, net of reinsurance, related to the Ukraine conflict, as well losses from tornado, wind and hail events in the Southeast and winter storms along the East Coast. Catastrophe losses of $214 in the first quarter of 2021 included $176 from February winter storms primarily in the South, with the remainder from various wind and hail events, mostly concentrated in the South and along the Pacific Coast. The $176 of losses from the 2021 February winter storms is net of a $46 reinsurance recoverable under the Company's per occurrence catastrophe treaty that covered 70% of up to $250 in losses in excess of $100 on catastrophe events occurring within a 7-day period other than from earthquakes and named hurricanes and tropical storms, subject to a $50 annual aggregate deductible.
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $123, primarily due to the effect of higher earned premiums in Commercial Lines and higher personal automobile claim frequency and severity, partially offset by lower COVID-19 incurred losses and lower current accident year loss ratios before COVID-19 in workers’ compensation, general liability, non-catastrophe property and global specialty U.S. lines, partially offset by a higher loss ratio in global specialty international.
•An increase in Group Benefits of $25 primarily driven by the effect of an increase in earned premiums, less favorable prior incurral year development on long-term disability and a higher loss ratio under group accidental death business, partially offset by a $93 before tax decrease in excess mortality claims and COVID-19 related impacts to short-term disability losses.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines reflecting an increase in earned premiums across all commercial lines of business.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Insurance operating costs and other expenses increased due to:
•Increased costs in Group Benefits to handle elevated claim levels resulting from the pandemic;
•Higher technology costs;
•A reduction in doubtful accounts in the 2021 period; and
•An increase in commissions in Commercial Lines due to higher earned premiums.
These increases were partially offset by:
•Lower staffing and other costs driven by the Company’s Hartford Next operational transformation and cost reduction plan; and
•Lower AARP direct marketing costs.
Income tax expense increased primarily due to an increase in income before tax.
For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$40,233	71.9%	$42,847	74.2%
Fixed maturities, at fair value using the fair value option ("FVO")	288	0.5%	160	0.3%
Equity securities, at fair value	1,910	3.4%	2,094	3.6%
Mortgage loans (net of ACL of $31 and $29)	5,699	10.2%	5,383	9.3%
Limited partnerships and other alternative investments	3,659	6.6%	3,353	5.8%
Other investments [1]	225	0.4%	215	0.4%
Short-term investments	3,937	7.0%	3,697	6.4%
Total investments	$55,951	100.0%	$57,749	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
March 31, 2022 compared to December 31, 2021
Total investments decreased primarily due to a decrease in fixed maturities, AFS, partially offset by an increase in mortgage loans and limited partnerships and other alternative investments.
Fixed maturities, AFS decreased primarily due to a decrease in valuations due to higher interest rates and wider credit spreads.
Mortgage loans increased largely due to funding of multifamily, industrial, and retail commercial whole loans.
Limited partnerships and other alternative investments increased primarily driven by increased valuations and additional investments in real estate joint ventures.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended March 31,
	2022		2021
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$331	3.1%	$349	3.2%
Equity securities	12	2.5%	10	2.8%
Mortgage loans	50	3.6%	43	3.8%
Limited partnerships and other alternative investments	126	14.6%	112	21.1%
Other [3]	9		14
Investment expense	(19)		(19)
Total net investment income	$509	3.6%	$509	3.8%
Total net investment income excluding limited partnerships and other alternative investments	$383	2.9%	$397	3.1%
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
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Total net investment income was flat due to:
•Greater income from limited partnerships and other alternative investments driven by the sale of an underlying real estate property in the 2022 period and higher real estate fund valuations, partially offset by lower returns on private equity funds in the 2022 period;
•A higher level of invested assets; and
•An offsetting impact of a lower yield on fixed maturities resulting from reinvesting at rates below maturity yields in 2021.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was down primarily due to continued reinvestment at rates below maturity yields during 2021.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three months ended March 31, 2022, was 3.3%, which was above the average yield of sales and maturities of 3.0%. Average reinvestment rate for the three months ended March 31, 2021, was 2.3%, which was below the average yield of sales and maturities of 2.9%.
For the 2022 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to remain consistent with the portfolio yield earned in 2021 due to the rising rate environment. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2022	2021
Gross gains on sales of fixed maturities	$23	$31
Gross losses on sales of fixed maturities	(95)	(31)
Equity securities [1]	(107)	43
Net credit losses on fixed maturities, AFS [2]	(12)	4
Change in ACL on mortgage loans [3]	(2)	4
Intent-to-sell impairments [2]	(3)	—
Other, net [4]	51	29
Net realized gains (losses)	$(145)	$80
[1]The net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(131) and $40 for the three months ended March 31, 2022 and 2021, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three months ended March 31, 2022 and 2021 primarily includes gains (losses) from transactional foreign currency revaluation of $6 and $(7), respectively, and gains on non-qualifying derivatives of $47 and $35, respectively.
Three months ended March 31, 2022
Gross gains and losses on sales were primarily due to tender activity and sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and risk management.
Equity securities net losses were primarily driven by mark-to-market losses due to the decline in equity market levels.
Other, net gains were primarily due to $32 on interest rate derivatives driven by an increase in interest rates and $14 on the termination of commodity derivatives driven by an increase in the price of crude oil. For further discussion, see Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2021 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2022.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2022

P&C Other
$1,047
4%
Personal
Lines
$1,747
7%
Commercial
Lines
$22,658
89%

Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates represent the Company's best estimate of the ultimate settlement amount of unpaid losses and loss adjustment expenses. The Company does not use statistical loss distributions or confidence levels in the process of determining its reserve estimate and, as a result, does not disclose reserve ranges. Assumptions used in arriving at the selected actuarial indications consider a number of factors, including the immaturity of emerged claims in recent accident years, emerging trends in the recent past, and the level of volatility within each line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,395	438	—	1,833
Current accident year ("CAY") catastrophes	81	17	—	98
Prior accident year development ("PYD")	(33)	(3)	—	(36)
Total provision for unpaid losses and loss adjustment expenses	1,443	452	—	1,895
Payments	(1,206)	(512)	(88)	(1,806)
Foreign currency adjustment	(5)	—	—	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,658	1,747	1,047	25,452
Reinsurance and other recoverables	4,574	36	1,555	6,165
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,232	$1,783	$2,602	$31,617
Earned premiums and fee income	$2,495	$728
Loss and loss expense paid ratio [1]	48.3	70.3
Loss and loss expense incurred ratio	58.0	62.8
Prior accident year development (pts) [2]	(1.3)	(0.4)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2022
	Commercial Lines	Personal Lines	Total
Wind and hail	$17	$12	$29
Winter storms	23	5	28
Ukraine conflict [1]	23	—	23
Catastrophes before assumed reinsurance	63	17	80
Global assumed reinsurance business [1] [2]	18	—	18
Total catastrophe losses	$81	$17	$98
[1]Total catastrophe losses resulting from the Ukraine conflict were $27, net of reinsurance, for the three months ended March 31, 2022, including $4 within global assumed reinsurance.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(45)	$—	$—	$(45)
Workers’ compensation discount accretion	9	—	—	9
General liability	12	—	—	12
Marine	—	—	—	—
Package business	(11)	—	—	(11)
Commercial property	(15)	—	—	(15)
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	12	—	—	12
Automobile liability	—	(5)	—	(5)
Homeowners	—	—	—	—
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(3)	—	—	(3)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	8	2	—	10
Prior accident year development before change in deferred gain	(33)	(3)	—	(36)
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	—	—
Total prior accident year development	$(33)	$(3)	$—	$(36)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,296	414	—	1,710
Current accident year catastrophes	175	39	—	214
Prior accident year development [1]	238	(42)	33	229
Total provision for unpaid losses and loss adjustment expenses	1,709	411	33	2,153
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(6)	—	—	(6)
Payments	(1,030)	(442)	(41)	(1,513)
Net reserves transferred to liabilities held for sale	(1)	—	—	(1)
Foreign currency adjustment	(6)	—	—	(6)
Ending liabilities for unpaid losses and loss adjustment expenses, net	21,453	1,777	1,294	24,524
Reinsurance and other recoverables	4,347	34	1,427	5,808
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$25,800	$1,811	$2,721	$30,332
Earned premiums and fee income	$2,244	$742
Loss and loss expense paid ratio [2]	45.9	59.6
Loss and loss expense incurred ratio	76.5	56.0
Prior accident year development (pts) [3]	10.6	(5.7)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and Asbestos and Environmental ("A&E") Adverse Development Cover ("ADC") which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2021
	Commercial Lines	Personal Lines	Total
Wind and hail	$21	$17	$38
Winter storms [1]	145	22	167
Catastrophes before assumed reinsurance	166	39	205
Global assumed reinsurance business [2]	9	—	9
Total catastrophe losses	$175	$39	$214
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	9	—	—	9
General liability	307	—	—	307
Marine	6	—	—	6
Package business	(27)	—	—	(27)
Commercial property	(13)	—	—	(13)
Professional liability	(1)	—	—	(1)
Bond	—	—	—	—
Assumed reinsurance	2	—	—	2
Automobile liability	—	(23)	—	(23)
Homeowners	—	(3)	—	(3)
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(4)	(12)	—	(16)
Uncollectible reinsurance	(5)	—	(4)	(9)
Other reserve re-estimates, net	(2)	(4)	37	31
Total prior accident year development	232	(42)	33	223
Change in deferred gain on retroactive reinsurance included in other liabilities	6	—	—	6
Total prior accident year development	$238	$(42)	$33	$229

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2022 and 2021 three month periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2022	2021	Change
Written premiums	$2,809	$2,503	12%
Change in unearned premium reserve	323	268	21%
Earned premiums	2,486	2,235	11%
Fee income	9	9	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,395	1,296	8%
Current accident year catastrophes [1]	81	175	(54%)
Prior accident year development [1]	(33)	238	(114%)
Total losses and loss adjustment expenses	1,443	1,709	(16%)
Amortization of deferred policy acquisition costs	371	344	8%
Underwriting expenses	425	394	8%
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	7	6	17%
Underwriting gain (loss)	242	(216)	NM
Net servicing income	1	2	(50%)
Net investment income [2]	333	327	2%
Net realized gains (losses) [2]	(91)	44	NM
Other expenses	(7)	(4)	(75%)
Income before income taxes	478	153	NM
Income tax expense [3]	95	24	NM
Net income	$383	$129	197%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
	2022	2021
Small Commercial:
Net new business premium	$186	$176
Policy count retention [1]	86%	84%
Renewal written price increases	2.9%	2.4%
Renewal earned price increases	3.2%	2.2%
Policies in-force as of end of period (in thousands)	1,378	1,304
Middle Market [2]:
Net new business premium	$120	$122
Policy count retention [1]	84%	80%
Renewal written price increases	4.8%	6.0%
Renewal earned price increases	6.0%	8.0%
Global Specialty:
Global specialty gross new business premium [3]	$206	$216
Renewal written price increases [4]	8.3%	17.2%
Renewal earned price increases [4]	12.1%	24.1%
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
[4]Excludes Global Re, offshore energy policies, credit and political risk insurance policies, political violence and terrorism policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended March 31,
	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.1	58.0	(1.9)
Current accident year catastrophes	3.3	7.8	(4.5)
Prior accident year development	(1.3)	10.6	(11.9)
Total loss and loss adjustment expense ratio	58.0	76.5	(18.5)
Expense ratio	31.9	32.9	(1.0)
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	90.3	109.7	(19.4)
Impact of current accident year catastrophes and prior year development	(2.0)	(18.4)	16.4
Underlying combined ratio	88.3	91.2	(2.9)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income for the three months ended March 31, 2022 increased primarily due to a change from an underwriting loss to an underwriting gain, partially offset by a change from net realized gains to net realized losses. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Underwriting gain for the three month period ended March 31, 2022 compared to an underwriting loss for the prior year three month period with the improvement primarily due to a change from unfavorable prior accident year development in the prior year period to favorable prior accident year development in the current year period, lower current accident year catastrophes and the effect of earned premium growth. A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partly driven by $24 before tax of COVID-19 incurred losses in the 2021 period, was largely offset by an increase in underwriting expenses. Underwriting expenses increased due to higher technology costs and a decrease in the allowance for credit losses on premiums receivable in the 2021 period, partially offset by incremental savings from Hartford Next initiatives.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $11 and $11, for the three months ended March 31, 2021, and 2022, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $10 and $12, for the three months ended March 31, 2021, and 2022, respectively, is included in the total.
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Earned premiums for the three month period increased in 2022 due to written premium increases over the prior 12 months as well as due to higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls.
Written premiums for the three month period increased in 2022 driven by growth in small commercial, middle & large commercial and global specialty across most lines of business.
•Small commercial written premium increased in the 2022 period driven by exposure growth from higher audit and endorsement premium, new business growth, higher policy count retention, and renewal written pricing increases in all lines. Written premium grew in all lines of business, with the most significant growth in workers' compensation and package business.
•Middle & large commercial written premium increased in 2022 driven by renewal written pricing increases in all lines, improved policy count retention and higher audit and endorsement premium. Written premium grew in most lines of business, including general industries, national accounts and programs business.
•Global specialty written premium increased in 2022 driven by written pricing increases and higher retention. Written premium grew in all lines except international, with the most significant growth in global reinsurance, U.S. wholesale and financial lines.
Renewal written pricing increases were recognized in nearly all lines in 2022, with moderating price increases across most lines in middle market and global specialty.
•In small commercial, renewal written price increases were higher in 2022 than in the 2021 period, with workers' compensation pricing slightly positive in 2022 due to rising wages offset by lower rates, along with mid-single digit increases in most other lines.
•In middle market, the Company recognized mid single-digit increases in most lines other than workers’ compensation, which experienced slightly positive written pricing increases as the effect of higher wages offset lower rates.
•In global specialty, we achieved renewal written pricing increases of approximately 8%, with the largest increases in marine, property and international lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Current accident year loss and LAE ratio before catastrophes decreased in the first quarter of 2022 primarily due to lower COVID-19 incurred losses as well as due to lower loss ratios in workers’ compensation, general liability, property and global specialty US lines, partially offset by a higher loss ratio in global specialty international. The higher loss ratio in global specialty international was mostly driven by the effect on the ratio of $11 before tax in reinstatement premium owed to reinsurers related to ceding Ukraine conflict losses and a large ocean marine loss from an oil spill off the coast of Peru. There were no COVID-19 incurred losses in the three months ended March 31, 2022 compared to $24 of COVID-19 incurred losses in the three months ended March 31, 2021, which included losses of $20 in workers’ compensation and $4 in financial and other lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$300
$200
$100
$0
$-100
$175
$238
$81
$(33)
Mar 31
2021 QTD
Mar 31
2022 QTD
CAY CATs
PYD

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Current accident year catastrophe losses for the three months ended March 31, 2022 included losses from tornado, wind and hail events in the Southeast, winter storms along the East Coast and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Current accident year catastrophe losses for the three months ended March 31, 2021 included $154 of losses from February winter storms primarily in the South, with the remaining losses from wind and hail events, mostly concentrated in the South and along the Pacific coast.
Prior accident year development was net favorable for 2022. Reserve development in the three months ended March 31, 2022 included reserve decreases for workers' compensation, commercial property and package business, partially offset by reserve increases for general liability and assumed reinsurance.
Prior accident year development was a net unfavorable $238 in the 2021 period primarily due to an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America of sexual molestation and sexual abuse claims, partially offset by reserve decreases in workers’ compensation, package business and commercial property.
Prior accident year development in the 2021 period included $6 of reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2022	2021	Change
Written premiums	$707	$715	(1%)
Change in unearned premium reserve	(13)	(19)	32%
Earned premiums	720	734	(2%)
Fee income	8	8	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	438	414	6%
Current accident year catastrophes [1]	17	39	(56%)
Prior accident year development [1]	(3)	(42)	93%
Total losses and loss adjustment expenses	452	411	10%
Amortization of DAC	57	58	(2%)
Underwriting expenses	149	148	1%
Amortization of other intangible assets	1	1	—%
Underwriting gain	69	124	(44%)
Net servicing income [2]	4	4	—%
Net investment income [3]	33	35	(6%)
Net realized gains (losses) [3]	(9)	7	NM
Income before income taxes	97	170	(43%)
Income tax expense [4]	20	35	(43%)
Net income	$77	$135	(43)%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Includes servicing revenues of $17 and $19 for the three months ended March 31, 2022 and 2021, respectively. Includes servicing expenses of $13 and $15 for the three months ended March 31, 2022 and 2021, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2022	2021	Change
Product Line
Automobile	$497	$508	(2%)
Homeowners	210	207	1%
Total	$707	$715	(1%)
Earned Premiums
Product Line
Automobile	$493	$507	(3%)
Homeowners	227	227	—%
Total	$720	$734	(2%)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
Premium Measures	2022	2021
Policies in-force end of period (in thousands)
Automobile	1,315	1,357
Homeowners	765	815
Net new business premium
Automobile	$58	$53
Homeowners	$15	$13
Policy count retention [1]
Automobile	84%	85%
Homeowners	84%	85%
Renewal written price increase
Automobile	2.9%	1.8%
Homeowners	8.8%	9.4%
Renewal earned price increase
Automobile	2.3%	2.2%
Homeowners	8.4%	7.1%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal.
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	60.8	56.4	4.4
Current accident year catastrophes	2.4	5.3	(2.9)
Prior year development	(0.4)	(5.7)	5.3
Total loss and loss adjustment expense ratio	62.8	56.0	6.8
Expense ratio	27.6	27.1	0.5
Combined ratio	90.4	83.1	7.3
Impact of current accident year catastrophes and prior year development	(2.0)	0.4	(2.4)
Underlying combined ratio	88.5	83.5	5.0
Product Combined Ratios

	Three Months Ended March 31,
	2022	2021	Change
Automobile
Combined ratio	92.8	83.5	9.3
Underlying combined ratio	93.3	86.3	7.0
Homeowners
Combined ratio	85.2	86.8	(1.6)
Underlying combined ratio	77.4	77.2	0.2

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income decreased in the three months ended March 31, 2022, largely driven by a decrease in underwriting gain and a change from net realized gains to net realized losses in the 2022 period.
Underwriting Gain
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Underwriting gain decreased in the 2022 period, primarily due to a decrease in net favorable prior accident year reserve development and higher current accident year personal automobile loss costs, partially offset by lower current accident year catastrophe losses and, to a lesser extent, the effect of a decline in earned premiums.
Underwriting expenses were relatively flat to the prior year period as higher technology costs were largely offset by lower AARP direct marketing costs and cost savings from the Hartford Next initiative.
Earned Premiums
Written Premiums
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Earned premiums decreased in the 2022 period due to the effect of a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct due to non-renewals exceeding new business. A decrease in automobile written premiums across channels in the three month period was partially offset by an increase in homeowners’ written premiums.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written premiums decreased in automobile in the 2022 period due to the effect of non-renewed premium exceeding new business, despite an increase in new business over the comparable 2021 period. Written premiums increased in homeowners primarily due to an increase in new business and the effect of written pricing increases, partially offset by slightly lower policy count retention.
Renewal written pricing increases were modestly higher for automobile in the 2022 period in response to recent higher loss cost trends while renewal written pricing increases for homeowners were in the high single-digits for both the 2022 and 2021 three month periods.
Policy count retention was modestly lower for both automobile and homeowners.
Policies in-force decreased in the 2022 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
56.4
60.8
Mar 31
2021 QTD
Mar 31
2022 QTD

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Current accident year Loss and LAE ratio before catastrophes increased in the first quarter of 2022 by 6.4 points in automobile and was flat in homeowners. The increase in automobile was due to higher claim frequency, due to an increase in miles driven, and an increase in average claim severity. For homeowners, the current accident year loss and LAE ratio before catastrophes was flat as an increase in severity of weather and non-weather claims was offset by lower frequency of weather claims and the effect of earned pricing increases. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs and a shift to non-weather claims which have higher average severity.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Current accident year catastrophe losses decreased in the three months ended March 31, 2022 compared to the prior year period. Current accident year catastrophe losses for the 2022 period primarily included tornado, wind and hail events in the Southeast and East coast winter storms. Current accident year catastrophe losses for the 2021 period primarily included February winter storms primarily in the South, as well as losses from wind and hail events in the South and Pacific Coast.
Prior accident year development was less favorable in the 2022 period, with lower reserve reductions for automobile liability and prior year catastrophes. Net favorable prior accident year development in the 2022 period was primarily driven by automobile liability. Net favorable prior accident year development in the 2021 period was driven mostly by reserve reductions in automobile for the 2017 to 2019 accident years and a reduction in prior accident year catastrophes driven by an expected subrogation recovery related to a 2018 California wildfire.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2022	2021	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$33	(100%)
Total losses and loss adjustment expenses	—	33	(100%)
Underwriting expenses	3	2	50%
Underwriting loss	(3)	(35)	91%
Net investment income [2]	16	16	—%
Net realized gains (losses) [2]	(4)	2	NM
Income (loss) before income taxes	9	(17)	153%
Income tax expense (benefit) [3]	1	(4)	125%
Net income (loss)	$8	$(13)	162%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income (loss) improved to net income in the three months ended March 31, 2022 compared to a net loss in the 2021 period, primarily due to unfavorable prior accident year reserve development in the 2021 period, partially offset by a change from net realized gains in the 2021 period to net realized losses in the 2022 period.
Underwriting loss decreased in the three month period, primarily due to unfavorable prior accident year reserve development in the 2021 period primarily consisting of an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2022. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended March 31,
	2022	2021	Change
Premiums and other considerations	$1,490	$1,418	5%
Net investment income [1]	123	127	(3%)
Net realized gains (losses) [1]	(16)	19	(184%)
Total revenues	1,597	1,564	2%
Benefits, losses and loss adjustment expenses	1,221	1,196	2%
Amortization of DAC	9	11	(18%)
Insurance operating costs and other expenses	367	339	8%
Amortization of other intangible assets	10	10	—%
Total benefits, losses and expenses	1,607	1,556	3%
Income before income taxes	(10)	8	NM
Income tax benefit [2]	(4)	(1)	NM
Net income (loss)	$(6)	$9	(167%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2022	2021	Change
Fully insured – ongoing premiums	$1,438	$1,372	5%
Buyout premiums	7	2	NM
Fee income	45	44	2%
Total premiums and other considerations	$1,490	$1,418	5%
Fully insured ongoing sales, excluding buyouts	$389	$512	(24%)

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2022	2021	Change
Group disability loss ratio	73.2%	68.4%	4.8
Group life loss ratio	98.4%	108.3%	(9.9)
Total loss ratio	81.9%	84.3%	(2.4)
Expense ratio [1]	25.9%	25.3%	0.6
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended March 31,
	2022	2021	Change
Net income (loss) margin	(0.4%)	0.6%	(1.0)
Adjustments to reconcile net income margin to core earnings (losses) margin:
Net realized losses (gains) excluded from core earnings, before tax	1.0%	(1.1%)	2.1
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	—
Income tax expense (benefit)	(0.2%)	0.2%	(0.4)
Core earnings (losses) margin	0.5%	(0.2%)	0.7

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income (loss) decreased to a net loss in the three months ended March 31, 2022 from net income in the comparable 2021 period, largely driven by a change from net realized gains in the 2021 period to net realized losses in the 2022 period and the effect of higher insurance operating costs and other expenses, partially offset by the effect of higher earned premiums and a lower total loss ratio.
Insurance operating costs and other expenses were higher year over year as higher claim costs to handle elevated claim levels resulting from the pandemic and an increase in technology spend were partially offset by expense savings from the Hartford Next operational transformation and cost reduction program.
Fully Insured Ongoing Premiums
[1]Other of $77 and $87 for the three months ended March 31, 2021 and 2022, respectively, which includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Fully insured ongoing premiums increased primarily in group disability driven by an increase in exposure on existing accounts as our customers emerge from the pandemic, as well as strong persistency.
Fully insured ongoing sales, excluding buyouts decreased primarily due to the prior year period benefiting from the expansion of paid medical leave in several states.
Ratios
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Total loss ratio decreased 2.4 points in first quarter 2022 compared to the prior year period, reflecting a lower group life loss ratio, partially offset by a higher group disability loss ratio. The group life loss ratio decreased 9.9 points driven by a 14.6 point decrease in excess mortality primarily caused by direct and indirect impacts of COVID-19, partially offset by a higher loss ratio on accidental death business. For the three month periods ended March 31, 2022 and 2021, excess mortality losses were $96 and $185, respectively. The $96 of excess mortality losses in the first quarter of 2022 included $122 of losses with dates of loss in the first quarter of 2022 and a $26 net decrease of estimated losses from prior incurral years.
The group disability loss ratio increased 4.8 points in the three month period ended March 31, 2022 primarily due to less favorable prior period development on long-term disability as the 2021 period benefited from low incidence levels earlier in the pandemic. COVID-19 related short-term disability claims for the three months ended March 31, 2022 and 2021 were $9 and $13, respectively.
Expense ratio increased 0.6 points in the three month period driven by higher claim costs to handle elevated claim levels resulting from the pandemic and an increase in technology spend, partially offset by expense savings from the Hartford Next operational transformation and cost reduction program and higher earned premiums.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2022	2021	Change
Fee income and other revenue	$287	$282	2%
Net investment income	1	1	—%
Net realized gains (losses)	(9)	2	NM
Total revenues	279	285	(2%)
Amortization of contingent deferred commissions [1]	3	3	—%
Operating costs and other expenses	226	224	1%
Total benefits, losses and expenses	229	227	1%
Income before income taxes	50	58	(14%)
Income tax expense [2]	8	11	(27%)
Net income	$42	$47	(11%)
Daily average Hartford Funds AUM	$150,131	$143,164	5%
ROA [3]	11.2	13.1	(15%)
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses excluded from core earnings, before tax	2.4	(0.5)	NM
Effect of income tax expense (benefit)	(0.3)	—	NM
ROA, core earnings [3]	13.3	12.6	6%
[1]Reported in amortization of DAC in the Condensed Consolidated Statements of Operations.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[3]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2022	2021	Change
Mutual Fund and ETF AUM - beginning of period	$142,632	$124,627	14%
Sales - mutual fund	9,478	9,198	3%
Redemptions - mutual fund	(10,045)	(8,428)	(19%)
Net flows - ETF	143	4	NM
Net flows - mutual fund and ETF	(424)	774	(155%)
Change in market value and other	(8,223)	4,853	NM
Mutual Fund and ETF AUM - end of period	133,985	130,254	3%
Talcott Resolution life and annuity separate account AUM [1]	14,061	14,944	(6%)
Hartford Funds AUM - end of period	$148,046	$145,198	2%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETF AUM by Asset Class

	As of March 31,
	2022	2021	Change
Equity	$89,282	$87,456	2%
Fixed Income	18,889	17,705	7%
Multi-Strategy Investments [1]	22,603	22,170	2%
Exchange-Traded Funds	3,211	2,923	10%
Mutual Fund and ETF AUM	$133,985	$130,254	3%
[1]Includes balanced, allocation, and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net income decreased primarily due to a change from net realized gains to net realized losses related to investments in funds seeded by the company, partially offset by higher fee income as a result of an increase in daily average assets under management.
Hartford Funds AUM
March 31, 2022 compared to March 31, 2021
Hartford Funds AUM increased primarily due to net inflows and an increase in market values over the previous twelve months. Net outflows on mutual fund and ETF of $424 in the three months ended March 31, 2022 compared to net inflows of $774 for the 2021 period. While market values of the funds increased over the previous twelve months, there was a net decrease in market value of $8.2 billion in the three months ended March 31, 2022.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2022	2021	Change
Fee income [1]	$13	$12	8%
Other revenue (loss)	1	(8)	113%
Net investment income	3	3	—%
Net realized gains (losses)	(16)	6	NM
Total revenues	1	13	(92%)
Benefits, losses and loss adjustment expenses [2]	2	1	100%
Insurance operating costs and other expenses [1]	13	13	—%
Interest expense [3]	62	57	9%
Restructuring and other costs	5	11	(55%)
Total benefits, losses and expenses	82	82	—%
Loss before income taxes	(81)	(69)	(17%)
Income tax benefit [4]	(22)	(11)	(100%)
Net loss	(59)	(58)	(2%)
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(64)	$(63)	(2)%
[1]Includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net Loss
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net loss available to common stockholders for the three months ended March 31, 2022 increased slightly from the comparable 2021 period, primarily due a change from net realized gains to net realized losses in the 2022 period and higher interest expense, largely offset by the effect of a loss of $8 before tax in the 2021 period from the Company’s previously owned equity interest in Talcott Resolution, lower restructuring and other costs and a higher tax benefit in the 2022 period for stock-based compensation.
Interest Expense

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
Interest expense increased for the three months ended March 31, 2022, largely due to the issuance of $600 of 2.9% senior notes in September 2021.

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
•risk monitoring; and
•internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity, and specific risk tolerances for natural catastrophes, terrorism and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2021 Form 10-K Annual Report.
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
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's segments except Hartford Funds and include:
•Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage, losses from PV&T and other covered perils.
•Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from CPRI coverages, losses from derivative lawsuits, and other securities actions and covered perils.
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
Catastrophe risk primarily arises in the property, automobile, workers' compensation, casualty, group life, and group disability lines of business but could also arise from other coverages such as losses under PV&T and CPRI policies. Not all insurance losses arising from catastrophe risk are categorized as catastrophe losses within the segment operating results. See the term Current Accident Year Catastrophe Ratio within the Key Performance Measures section of MD&A for an explanation of how the Company defines catastrophe losses in its financial reporting.
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
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2022 [1]

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
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses, some of which provide for reinstatement of limits in the event of a loss with reinstatement provisions varying depending on the layer of coverage. The Per Occurrence Property Catastrophe Treaty, and Workers' Compensation Catastrophe Treaty include a provision to reinstate one limit in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of March 31, 2022. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 9 -, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment, and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Potential investments are subject to underwriting reviews and private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:
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
As of March 31, 2022, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the three months ended March 31, 2022, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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

Fixed Maturities, AFS by Credit Quality
	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,517	$5,426	13.5%	$5,706	$5,881	13.7%
AAA	5,745	5,728	14.2%	5,917	6,133	14.3%
AA	7,319	7,324	18.2%	7,279	7,718	18.0%
A	10,309	10,300	25.6%	10,277	10,962	25.6%
BBB	9,194	9,060	22.5%	9,196	9,708	22.7%
BB & below	2,496	2,395	6.0%	2,413	2,445	5.7%
Total fixed maturities, AFS	$40,580	$40,233	100.0%	$40,788	$42,847	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2021, primarily due to higher interest rates and wider credit spreads.
Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Value Measurements of Notes to Condensed Consolidated Financial Statements.

Fixed Maturities, AFS by Type
	March 31, 2022						December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$760	$—	$4	$(15)	$749	1.9%	$959	$—	$11	$(2)	$968	2.3%
Other	200	—	—	(7)	193	0.5%	166	—	2	(1)	167	0.4%
Collateralized loan obligations ("CLOs")	2,987	—	7	(23)	2,971	7.4%	3,019	—	8	(2)	3,025	7.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,282	(1)	27	(25)	1,283	3.2%	1,390	—	75	(5)	1,460	3.4%
Bonds	2,264	—	8	(60)	2,212	5.5%	2,327	—	92	(9)	2,410	5.6%
Interest only	227	—	7	(7)	227	0.6%	238	—	12	(1)	249	0.6%
Corporate
Basic industry	792	(3)	12	(24)	777	1.9%	761	—	34	(5)	790	1.8%
Capital goods	1,375	—	26	(35)	1,366	3.4%	1,442	—	84	(9)	1,517	3.5%
Consumer cyclical	1,191	(1)	13	(38)	1,165	2.9%	1,161	(1)	50	(5)	1,205	2.8%
Consumer non-cyclical	2,395	—	37	(67)	2,365	5.9%	2,473	—	134	(8)	2,599	6.1%
Energy	1,383	(2)	30	(22)	1,389	3.5%	1,405	—	99	(2)	1,502	3.5%
Financial services	4,896	—	47	(143)	4,800	11.9%	4,648	—	214	(20)	4,842	11.3%
Tech./comm.	2,630	(1)	77	(72)	2,634	6.6%	2,658	—	216	(11)	2,863	6.7%
Transportation	717	—	6	(23)	700	1.7%	744	—	43	(3)	784	1.8%
Utilities	1,944	(2)	43	(60)	1,925	4.8%	1,917	—	141	(8)	2,050	4.8%
Other	508	—	3	(14)	497	1.2%	535	—	23	(3)	555	1.3%
Foreign govt./govt. agencies	799	(3)	11	(23)	784	1.9%	883	—	33	(6)	910	2.1%
Municipal bonds
Taxable	1,068	—	21	(31)	1,058	2.6%	1,079	—	83	(2)	1,160	2.7%
Tax-exempt	6,369	—	279	(112)	6,536	16.2%	6,394	—	704	(1)	7,097	16.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,527	—	6	(56)	1,477	3.7%	1,337	—	44	(11)	1,370	3.2%
Non-agency	2,422	—	1	(103)	2,320	5.8%	2,101	—	11	(16)	2,096	4.9%
Alt-A	11	—	—	—	11	—%	12	—	1	—	13	—%
Sub-prime	125	—	3	—	128	0.3%	160	—	4	—	164	0.4%
U.S. Treasuries	2,708	—	40	(82)	2,666	6.6%	2,979	—	86	(14)	3,051	7.1%
Total fixed maturities, AFS	$40,580	$(13)	$708	$(1,042)	$40,233	100.0%	$40,788	$(1)	$2,204	$(144)	$42,847	100.0%
Fixed maturities, FVO					$288						$160
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2021, primarily due to higher interest rates and wider credit spreads. In the first quarter of 2022, the
Company primarily decreased holdings of U.S. treasuries, consumer loans, and CMBS, while primarily increasing holdings in non-agency and agency RMBS.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds as of March 31, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,277	$1,278	$5	$5	$—	$—	$—	$—	$—	$—	$1,282	$1,283
Bonds	842	831	570	555	440	427	182	177	230	222	2,264	2,212
Interest Only	130	130	87	87	—	—	9	9	1	1	227	227
Total CMBS	2,249	2,239	662	647	440	427	191	186	231	223	3,773	3,722
RMBS
Agency	1,506	1,456	21	21	—	—	—	—	—	—	1,527	1,477
Non-Agency	1,212	1,180	552	525	386	361	241	224	31	30	2,422	2,320
Alt-A	—	—	—	—	—	—	—	—	11	11	11	11
Sub-Prime	8	8	34	35	35	36	10	10	38	39	125	128
Total RMBS	2,726	2,644	607	581	421	397	251	234	80	80	4,085	3,936
Total CMBS & RMBS	$4,975	$4,883	$1,269	$1,228	$861	$824	$442	$420	$311	$303	$7,858	$7,658

Exposure to CMBS & RMBS Bonds as of December 31, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,380	$1,450	$10	$10	$—	$—	$—	$—	$—	$—	$1,390	$1,460
Bonds	950	995	571	593	439	453	182	186	185	183	2,327	2,410
Interest Only	134	141	92	96	1	1	10	10	1	1	238	249
Total CMBS	2,464	2,586	673	699	440	454	192	196	186	184	3,955	4,119
RMBS
Agency	1,315	1,347	22	23	—	—	—	—	—	—	1,337	1,370
Non-Agency	840	845	554	552	477	473	199	196	31	30	2,101	2,096
Alt-A	—	—	—	—	—	—	—	—	12	13	12	13
Sub-Prime	6	7	34	35	47	48	24	24	49	50	160	164
Total RMBS	2,161	2,199	610	610	524	521	223	220	92	93	3,610	3,643
Total CMBS & RMBS	$4,625	$4,785	$1,283	$1,309	$964	$975	$415	$416	$278	$277	$7,565	$7,762
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
As of March 31, 2022, mortgage loans had an amortized cost of $5.7 billion and carrying value of $5.7 billion, with an ACL of $31. As of December 31, 2021, mortgage loans had an amortized cost of $5.4 billion and carrying value of $5.4 billion, with an ACL of $29. The increase in the allowance is primarily attributable to net additions of new loans.
The Company funded $442 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 56% and a weighted average yield of 2.9% during the three months ended March 31, 2022. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial, multi-family, and retail properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2022 or December 31, 2021.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$892	$932	AA+	$910	$1,031	AA+
Pre-refunded [1]	454	473	AAA	487	519	AAA
Revenue
Transportation	1,492	1,522	A+	1,404	1,579	A+
Health Care	1,359	1,378	A+	1,274	1,397	A+
Leasing [2]	787	789	AA-	813	874	AA-
Education	671	686	AA	670	748	AA
Water & Sewer	455	456	AA	504	538	AA
Sales Tax	359	380	AA	370	436	AA
Power	290	303	A	317	357	A+
Housing	78	74	AA-	98	103	AA
Other	600	601	AA-	626	675	AA-
Total Revenue	6,091	6,189	AA-	6,076	6,707	AA-
Total Municipal	$7,437	$7,594	AA-	$7,473	$8,257	AA-
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
As of both March 31, 2022 and December 31, 2021, the largest issuer concentrations were the New York State Dormitory Authority, the Pennsylvania State Turnpike Commission, and the State of California, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 14% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2022		2021
	Amount	Yield [1]	Amount	Yield [1]
Hedge funds	$8	11.0%	$8	18.2%
Real estate funds	51	14.7%	1	0.9%
Private equity funds	68	21.4%	97	41.8%
Other alternative investments [2]	(1)	(0.7%)	6	5.7%
Total	$126	14.6%	$112	21.1%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds, and public equity.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Hedge funds	$303	8.3%	$274	8.2%
Real estate funds	1,501	41.0%	1,315	39.2%
Private equity and other funds	1,348	36.8%	1,256	37.5%
Other alternative investments [1]	507	13.9%	508	15.1%
Total	$3,659	100.0%	$3,353	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds, and public equity.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.0 billion as of March 31, 2022 and have increased $898, from December 31, 2021, primarily due to higher interest rates and wider credit spreads. As of March 31, 2022, $1.031 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $11 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20%, primarily related to corporate fixed maturities with long-dated maturities that are mainly depressed because current interest rates are higher and market spreads are wider than at the respective purchase dates, and because current market spreads on commercial real estate securities are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	2,063	$14,471	$—	$(457)	$14,014	640	$6,193	$—	$(32)	$6,161
Greater than three to six months	574	4,266	—	(215)	4,051	404	3,249	—	(55)	3,194
Greater than six to nine months	384	2,941	—	(234)	2,707	101	571	—	(5)	566
Greater than nine to eleven months	94	530	—	(14)	516	171	1,041	—	(29)	1,012
Twelve months or more	318	1,529	(3)	(122)	1,404	184	631	—	(23)	608
Total	3,433	$23,737	$(3)	$(1,042)	$22,692	1,500	$11,685	$—	$(144)	$11,541

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2022				December 31, 2021
Consecutive Months	Items	Amortized Cost	Unrealized Loss	Fair Value	Items	Amortized Cost	Unrealized Loss	Fair Value
Three months or less	10	$36	$(9)	$27	—	$—	$—	$—
Twelve months or more	19	5	(2)	3	20	5	(3)	2
Total	29	$41	$(11)	$30	20	$5	$(3)	$2
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2022
The Company recorded a net increase in the ACL of $12. The increase was primarily attributable to new expected credit losses on four issuers with Russian exposure. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1. For further information, refer to Note
5 - Investments of Notes to Condensed Consolidated Financial Statements.
Intent-to-sell impairments of $3 were related to one corporate issuer in the financial services sector.
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
Three months ended March 31, 2021
The Company recorded net reversals of credit losses on fixed maturities, AFS of $4, including reversals of $6 and additions of $2. The reversals were primarily attributable to increases in the fair value of corporate issuers that had an ACL, primarily related to a large regional and commercial aircraft lessor. Additions relate to new expected credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were $0.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three months ended March 31, 2022
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
The Company recorded an increase in the ACL on mortgage loans of $2, primarily driven by net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three months ended March 31, 2021
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

Capital available to the holding company as of March 31, 2022:
•$1.7 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of March 31, 2022, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2022, there were no borrowings outstanding.

2022 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $2.0 billion for 2022, with $1.3 billion to $1.4 billion of net dividends expected in 2022, including $312 paid to HFSG Holding Company through March 31, 2022.
•Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has dividend capacity of $241 in 2022 with $175 to $200 of dividends expected in 2022, including $16 paid to HFSG Holding Company through March 31, 2022.
•Hartford Funds - HFSG Holding Company expects to receive $175 to $200 in dividends from Hartford Funds in 2022, including $51 received through March 31, 2022.

Expected liquidity requirements for the next twelve months as of March 31, 2022:
•$195 of interest on debt;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors;
•$515 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases; and
•$600 7.875% junior subordinated debentures redeemed at par on April 15, 2022.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Expected liquidity requirements for beyond the next twelve months as of March 31, 2022:
•Interest on debt and debt repayments, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the three months ended March 31, 2022, the Company repurchased 5.7 million common shares for $400 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2022. As of March 31, 2022, the Company has $898 remaining for equity repurchases under this share repurchase program. During the period April 1, 2022 through April 27, 2022, the Company repurchased approximately 1.9 million common shares for $139.
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
Debt
On April 15, 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and, in the second quarter 2022, will recognize a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs. For additional information on the redemption, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2022:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 16, 2022	March 1, 2022	April 4, 2022	$0.385
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 16, 2022	May 2, 2022	May 16, 2022	$375.00
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
|DIVIDENDS FROM SUBSIDIARIES
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The Company’s principal insurance subsidiaries are domiciled in the United States and, the United Kingdom.
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
Corporate members of Lloyd's syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's ("FAL") capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the syndicate’s solvency capital requirement ("SCR") under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
Through the first three months of 2022, HFSG Holding Company received $379 of net dividends from its subsidiaries, including $16 from HLA, $51 from Hartford Funds and $312 from its U.S. P&C subsidiaries, excluding $95 of P&C dividends that were subsequently contributed to P&C subsidiaries and $12 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2022, the Company anticipates receiving approximately $1.0 billion to $1.1 billion of net dividends from its U.S. P&C subsidiaries, $160 to $185 of dividends from HLA and $125 to $150 of dividends from Hartford Funds.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on February 22, 2022 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding Shelf Registrations, see Note Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of March 31, 2022, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
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
As of March 31, 2022 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2022, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
tranche extending a $104 commitment and the other tranche extending a £85 million ($112 as of March 31, 2022) commitment. As of March 31, 2022, letters of credit with an aggregate face amount of $104 and £65 million, or $86, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of March 31, 2022, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding the Club Facility and the Bilateral Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2022 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2022. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2022 to make this determination. For further discussion of pension and other postretirement benefit obligations, see Note 16 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of March 31, 2022, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty
As of March 31, 2022
Fixed maturities	$31,442
Short-term investments	1,682
Cash	198
Less: Derivative collateral	25
Total	$33,297
Property & Casualty operations invested assets also include $1.3 billion in equity securities, $4.1 billion in mortgage loans and $2.9 billion in limited partnerships and other alternative investments.

Group Benefits Operations
As of March 31, 2022
Fixed maturities	$8,742
Short-term investments	389
Cash	20
Less: Derivative collateral	16
Total	$9,135
Group Benefits operations invested assets also include $342 in equity securities, $1.6 billion in mortgage loans and $734 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of March 31, 2022 were $31.6 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR"). The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property &

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves in the Company's 2021 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of March 31, 2022 were $9 billion. Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2021 Form 10-K Annual Report. For additional information about future policy benefits, see Note 10 Reserve for Future Policy Benefits and for historical payments by reserve line, net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $443 as of March 31, 2022 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits, see Note 10 - Reserve for Future Policy Benefits.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of March 31, 2022, Hartford Funds cash and short-term investments were $298.
|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans are disclosed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 21 - Leases of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.
|CAPITALIZATION

Capital Structure
	March 31, 2022	December 31, 2021	Change
Short-term debt (includes current maturities of long-term debt)	$591	$—	NM
Long-term debt	$4,354	$4,944	(12%)
Total debt	4,945	4,944	—%
Common stockholders' equity excluding AOCI, net of tax	17,262	17,337	—%
Preferred stock	334	334	—%
AOCI, net of tax	(1,699)	172	NM
Total stockholders’ equity	15,897	17,843	(11%)
Total capitalization	$20,842	$22,787	(9%)
Debt to stockholders’ equity	31%	28%
Debt to capitalization	24%	22%
Total capitalization decreased $1,945 as of March 31, 2022 compared to December 31, 2021 primarily due to net unrealized losses on fixed maturities, available for sale, in first quarter 2022 and due to share repurchases and common stockholder dividends in excess of net income in the period.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes In and Reclassifications From Accumulated Other
Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statement and Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CASH FLOW[1]

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$429	$759
Net cash provided by (used for) investing activities	$126	$(450)
Net cash used for financing activities	$(586)	$(266)
Cash and restricted cash– end of period	$306	$280
[1]Cash activities in 2021 include cash flows related to Continental Europe Operations that was sold on December 29, 2021. See Note 22 - Business Dispositions of Notes to Consolidated Financial Statements included in The Hartford's 2021 Form 10-K Annual Report for discussion of this transaction.
Cash provided by operating activities decreased in 2022 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits loss and loss adjustment expenses paid, higher operating expenses, including payroll and employee related expenditures, increased commission and higher premium taxes as well as net tax proceeds in the prior year quarter, partially offset by an increase in P&C and Group Benefits premiums received.
Cash provided by (used for) investing activities increased from net outflows in the 2021 period to net inflows in the 2022 period as a result of an increase in net proceeds from fixed maturities and a decrease in net payments for equity securities, partially offset by an increase in net payments for mortgages and an increase in net payments for short-term investments.
Cash used for financing activities increased primarily due an increase in share repurchases in 2022.
Operating cash flow for the three months ended March 31, 2022 has been adequate to meet liquidity requirements.
|EQUITY MARKETS
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2021 Form 10-K Annual Report.
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

Insurance Financial Strength Ratings as of April 27, 2022
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
These ratings are not a recommendation to buy, sell or hold any of The Hartford's securities and they may be revised or withdrawn at any time at the discretion of the rating organization. Each agency's rating should be evaluated independently of any other agency's rating. The system and the number of rating categories can vary across rating agencies.
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of a measure of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2022	$11,914	$2,410	$14,324
Statutory income	486	(11)	475
Contributions from (dividends to) parent	(312)	(16)	(328)
Other items	(60)	9	(51)
Net change to U.S. statutory capital	114	(18)	96
U.S statutory capital at March 31, 2022	$12,028	$2,392	$14,420
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K.

|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E Asbestos and Environmental	HIMCO Hartford Investment Management Company
ABS Asset Backed Securities	HLA Hartford Life and Accident Insurance Company
ACL Allowance for Credit Losses	IBNR Incurred But Not Reported
ADC Adverse Development Cover	IT Information Technology
AFS Available-For-Sale	LCL Liability for Credit Losses
ALAE Allocated Loss Adjustment Expenses	LIBOR London Inter-Bank Offered Rate
AOCI Accumulated Other Comprehensive Income	LTD Long-Term Disability
AUM Assets Under Management	LTV Loan-to-Value
BSA Boy Scouts of America	MD&A Management's Discussion and Analysis of Financial Conditions and Results of Operations
CAY Current Accident Year	NAIC National Association of Insurance Commissioners
CLO Collateralized Loan Obligation	NIC Navigators Insurance Company
CMBS Commercial Mortgage-Backed Securities	NICO National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI Credit and Political Risk Insurance	NM Not Meaningful
DAC Deferred Policy Acquisition Costs	NOLs Net Operating Loss Carryforwards or Carrybacks
DEI Diversity, Equity and Inclusion	NSIC Navigators Specialty Insurance Company
DLR Disabled Life Reserve	OCI Other Comprehensive Income
DSCR Debt Service Coverage Ratio	OTC Over-the-Counter
ERCC Enterprise Risk and Capital Committee	P&C Property and Casualty
ESPP The Hartford Employee Stock Purchase Plan	PG&E PG&E Corporation and Pacific Gas and Electric Company
ETF Exchange-Traded Funds	PV&T Political Violence and Terrorism
FAL Funds at Lloyd's	PYD Prior Year Development
FASB Financial Accounting Standards Board	RBC Risk-Based Capital
FHLBB Federal Home Loan Bank of Boston	RMBS Residential Mortgage-Backed Securities
FVO Fair Value Option	ROA Return on Assets
GAAP Generally Accepted Accounting Principles	ROE Return on Equity
GB Group Benefits	SCR Solvency Capital Requirement
HFSG Hartford Financial Services Group, Inc.	SOFR Secured Overnight Funding Rate
HHI Hartford Holdings, Inc.	ULAE Unallocated Loss Adjustment Expenses

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

|

Part II - Item 1. Legal Proceedings

Item 1.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 13 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A.
    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended March 31, 2022 are set forth below. During the period from April 1, 2022 to April 27, 2022, the Company repurchased 1.9 million shares for $139.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
				(in millions)
January 1, 2022 - January 31, 2022	2,316,941	$71.02	2,316,941	$1,133
February 1, 2022 - February 28, 2022	3,022,500	$70.32	3,022,500	$921
March 1, 2022 - March 31, 2022	342,014	$67.01	342,014	$898
Total	5,681,455	$70.40	5,681,455
[1]On December 17, 2020, the Board of Directors authorized a new equity repurchase plan for $1.5 billion for the period commencing January 1, 2021 through December 31, 2022. The Board of Directors increased this authorization by $1.0 billion on April 22, 2021 and by $500 on October 28, 2021, bringing the aggregate repurchase authorization to $3.0 billion through December 31, 2022. The timing of any repurchases of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Item 6.
EXHIBITS

See Exhibits Index on page	105.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2022
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
10.01
First Amendment, entered into as of March 10, 2022, to the Amended and Restated Credit Agreement among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc. as Sustainability Coordinator and the other parties signatory thereto.**

15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 28, 2022	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)