Form 10-Q
period 2022-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2022-07-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 27, 2022, there were outstanding 323,142,378 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
◦political instability, politically motivated violence or civil unrest, which may increase the frequency and severity of insured losses;
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
•Risks Relating to Estimates, Assumptions and Valuations:
◦risks associated with the use of analytical models in making decisions in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance and catastrophe risk management;
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2022, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity, for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 28, 2022

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2022	2021	2022	2021
	(Unaudited)
Revenues
Earned premiums	$4,810	$4,460	$9,461	$8,803
Fee income	341	375	703	730
Net investment income	541	581	1,050	1,090
Net realized (losses) gains	(338)	147	(483)	227
Other revenues	19	26	35	38
Total revenues	5,373	5,589	10,766	10,888
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,076	2,786	6,194	6,136
Amortization of deferred policy acquisition costs ("DAC")	453	417	893	833
Insurance operating costs and other expenses	1,222	1,202	2,429	2,346
Interest expense	51	57	113	114
Amortization of other intangible assets	17	17	35	35
Restructuring and other costs	2	—	7	11
Total benefits, losses and expenses	4,821	4,479	9,671	9,475
Income before income taxes	552	1,110	1,095	1,413
Income tax expense	110	205	208	259
Net income	442	905	887	1,154
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$437	$900	$877	$1,144
Net income available to common stockholders per common share
Basic	$1.33	$2.54	$2.66	$3.21
Diluted	$1.32	$2.51	$2.62	$3.17
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
	(Unaudited)
Net income	$442	$905	$887	$1,154
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities	(1,592)	295	(3,474)	(630)
Change in net gain on cash flow hedging instruments	25	(5)	24	—
Change in foreign currency translation adjustments	(8)	2	(8)	3
Changes in pension and other postretirement plan adjustments	12	14	24	27
Other comprehensive income (loss), net of tax	(1,563)	306	(3,434)	(600)
Comprehensive income (loss)	$(1,121)	$1,211	$(2,547)	$554
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale ("AFS"), at fair value (amortized cost of $40,258 and $40,788, and allowance for credit losses ("ACL") of $13 and $1)	$37,887	$42,847
Fixed maturities, at fair value using the fair value option ("FVO")	342	160
Equity securities, at fair value	1,728	2,094
Mortgage loans (net of ACL of $36 and $29)	5,852	5,383
Limited partnerships and other alternative investments	3,856	3,353
Other investments	203	215
Short-term investments	2,524	3,697
Total investments	52,392	57,749
Cash	258	205
Restricted cash	90	132
Premiums receivable and agents' balances (net of ACL of $107 and $105)	4,996	4,445
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $105 and $99)	6,726	6,523
Deferred policy acquisition costs	975	881
Deferred income taxes, net	1,191	270
Goodwill	1,911	1,911
Property and equipment, net	970	1,027
Other intangible assets, net	813	858
Other assets	2,080	2,577
Total assets	$72,402	$76,578
Liabilities
Unpaid losses and loss adjustment expenses	$40,032	$39,659
Reserve for future policy benefits	576	596
Other policyholder funds and benefits payable	664	687
Unearned premiums	7,838	7,194
Long-term debt	4,355	4,944
Other liabilities	4,711	5,655
Total liabilities	58,176	58,735
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2022 and December 31, 2021, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 366,960,228 shares issued at June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	3,264	3,309
Retained earnings	16,388	15,764
Treasury stock, at cost 42,215,668 and 32,034,244 shares	(2,502)	(1,740)
Accumulated other comprehensive income (loss) ("AOCI") , net of tax	(3,262)	172
Total stockholders’ equity	14,226	17,843
Total liabilities and stockholders’ equity	$72,402	$76,578
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share and per share data)	2022	2021	2022	2021
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	3,249	4,310	3,309	4,322
Issuance of shares under incentive and stock compensation plans and other	(7)	(2)	(122)	(71)
Stock-based compensation plans expense	22	22	77	79
Additional Paid-in Capital, end of period	3,264	4,330	3,264	4,330
Retained Earnings
Retained Earnings, beginning of period	16,077	14,036	15,764	13,918
Net income	442	905	887	1,154
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(126)	(123)	(253)	(249)
Retained Earnings, end of period	16,388	14,813	16,388	14,813
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,068)	(1,246)	(1,740)	(1,192)
Treasury stock acquired	(450)	(568)	(850)	(691)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	18	8	142	102
Net shares acquired related to employee incentive and stock compensation plans	(2)	(1)	(54)	(26)
Treasury Stock, at cost, end of period	(2,502)	(1,807)	(2,502)	(1,807)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(1,699)	264	172	1,170
Total other comprehensive income (loss)	(1,563)	306	(3,434)	(600)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(3,262)	570	(3,262)	570
Total Stockholders’ Equity	$14,226	$18,244	$14,226	$18,244

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	330,709	357,517	334,926	358,489
Treasury stock acquired	(6,355)	(8,650)	(12,037)	(11,036)
Issuance of shares under incentive and stock compensation plans and other	411	143	2,621	2,057
Return of shares under incentive and stock compensation plans to treasury stock	(20)	(12)	(765)	(512)
Common Shares Outstanding, at end of period	324,745	348,998	324,745	348,998
Cash dividends declared per common share	$0.385	$0.350	$0.770	$0.700
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2022	2021
Operating Activities	(Unaudited)
Net income	$887	$1,154
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	483	(227)
Amortization of deferred policy acquisition costs	893	833
Additions to deferred policy acquisition costs	(978)	(885)
Depreciation and amortization	332	347
Loss on extinguishment of debt	9	—
Other operating activities, net	—	(88)
Change in assets and liabilities:
Increase in reinsurance recoverables	(205)	(220)
Net change in accrued and deferred income taxes	(127)	(24)
Increase in insurance liabilities	1,008	1,330
Net change in other assets and other liabilities	(899)	(623)
Net cash provided by operating activities	1,403	1,597
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,047	11,370
Fixed maturities, fair value option	1	—
Equity securities, at fair value	350	317
Mortgage loans	700	858
Partnerships	140	340
Payments for the purchase of:
Fixed maturities, available-for-sale	(9,644)	(10,716)
Fixed maturities, fair value option	(216)	—
Equity securities, at fair value	(472)	(922)
Mortgage loans	(1,176)	(1,229)
Partnerships	(541)	(441)
Net proceeds from (payments for) derivatives	52	(5)
Net additions of property and equipment	(77)	(47)
Net proceeds from (payments for) short-term investments	1,207	(102)
Other investing activities, net	16	(2)
Net cash provided by (used for) investing activities	387	(579)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	46	42
Withdrawals and other deductions from investment and universal life-type contracts	(68)	(37)
Repayment of debt	(600)	—
Net issuance (return) of shares under incentive and stock compensation plans	(34)	5
Treasury stock acquired	(850)	(691)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(257)	(242)
Net cash used for financing activities	(1,773)	(933)
Foreign exchange rate effect on cash	(6)	1
Net increase in cash and restricted cash, including cash classified within assets held for sale	11	86
Less: Net increase in cash classified within assets held for sale	—	17
Net increase in cash and restricted cash	11	69
Cash and restricted cash – beginning of period	337	239
Cash and restricted cash– end of period	$348	$308
Supplemental Disclosure of Cash Flow Information
Income tax paid	$279	$233
Interest paid	$116	$107
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2022	2021	2022	2021
Earnings
Net income	$442	$905	$887	$1,154
Less: Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$437	$900	$877	$1,144
Shares
Weighted average common shares outstanding, basic	327.4	353.7	329.9	356.0
Dilutive effect of stock-based awards under compensation plans	4.4	4.8	4.7	4.4
Weighted average common shares outstanding and dilutive potential common shares	331.8	358.5	334.6	360.4
Net income available to common stockholders per common share
Basic	$1.33	$2.54	$2.66	$3.21
Diluted	$1.32	$2.51	$2.62	$3.17
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Lines	$389	$569	$772	$698
Personal Lines	6	118	83	253
Property & Casualty Other Operations	(20)	17	(12)	4
Group Benefits	104	170	98	179
Hartford Funds	34	52	76	99
Corporate	(71)	(21)	(130)	(79)
Net income	442	905	887	1,154
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$437	$900	$877	$1,144

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$869	$768	$1,704	$1,506
Liability	453	402	877	777
Marine	54	57	115	115
Package business	449	409	884	802
Property	212	205	402	405
Professional liability	182	158	360	313
Bond	77	71	149	140
Assumed reinsurance	118	84	218	152
Automobile	211	198	411	386
Total Commercial Lines	2,625	2,352	5,120	4,596
Personal Lines
Automobile	502	515	1,001	1,027
Homeowners	231	231	460	461
Total Personal Lines [1]	733	746	1,461	1,488
Group Benefits
Group disability	828	744	1,634	1,483
Group life	599	604	1,196	1,206
Other	90	79	177	156
Total Group Benefits	1,517	1,427	3,007	2,845
Hartford Funds
Mutual fund and ETF	243	272	508	531
Talcott Resolution life and annuity separate accounts [2]	20	24	42	47
Total Hartford Funds	263	296	550	578
Corporate	13	14	26	26
Total earned premiums and fee income	5,151	4,835	10,164	9,533
Net investment income	541	581	1,050	1,090
Net realized gains (losses)	(338)	147	(483)	227
Other revenues	19	26	35	38
Total revenues	$5,373	$5,589	$10,766	$10,888
[1]For the three months ended June 30, 2022 and 2021, AARP members accounted for earned premiums of $675 and $682, respectively. For the six months ended June 30, 2022 and 2021, AARP members accounted for earned premiums of $1.34 billion and $1.36 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account assets under management ("AUM") sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2022	2021	2022	2021
Commercial Lines
Installment billing fees	Fee income	$10	$8	$19	$17
Personal Lines
Installment billing fees	Fee income	7	8	15	16
Insurance servicing revenues	Other revenues	19	21	36	40
Group Benefits
Administrative services	Fee income	48	49	93	93
Hartford Funds
Advisor, distribution and other management fees	Fee income	263	296	550	578
Corporate
Investment management and other fees	Fee income	13	14	26	26
Other	Other revenues	1	—	1	—
Total non-insurance revenues with customers		$361	$396	$740	$770
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,342	$—	$1,342	$—
Collateralized loan obligations ("CLO")	2,890	—	2,726	164
Commercial mortgage-backed securities ("CMBS")	3,398	—	3,174	224
Corporate	16,151	—	14,542	1,609
Foreign government/government agencies	661	—	656	5
Municipal	7,067	—	7,067	—
Residential mortgage-backed securities ("RMBS")	3,929	—	3,799	130
U.S. Treasuries	2,449	—	2,449	—
Total fixed maturities	37,887	—	35,755	2,132
Fixed maturities, FVO	342	—	149	193
Equity securities, at fair value	1,728	1,203	465	60
Derivative assets
Credit derivatives	3	—	3	—
Foreign exchange derivatives	29	—	29	—
Total derivative assets [1]	32	—	32	—
Short-term investments	2,524	754	1,710	60
Total assets accounted for at fair value on a recurring basis	$42,513	$1,957	$38,111	$2,445
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(3)	$—	$(3)	$—
Foreign exchange derivatives	25	—	25	—
Interest rate derivatives	(20)	—	(20)	—
Total derivative liabilities [2]	2	—	2	—
Total liabilities accounted for at fair value on a recurring basis	$2	$—	$2	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,135	$—	$1,135	$—
CLO	3,025	—	2,768	257
CMBS	4,119	—	3,923	196
Corporate	18,707	—	17,089	1,618
Foreign government/government agencies	910	—	905	5
Municipal	8,257	—	8,257	—
RMBS	3,643	—	3,315	328
U.S. Treasuries	3,051	882	2,169	—
Total fixed maturities	42,847	882	39,561	2,404
Fixed maturities, FVO	160	—	—	160
Equity securities, at fair value	2,094	1,453	577	64
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	6	—	5	1
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	7	—	6	1
Short-term investments	3,697	1,627	1,990	80
Total assets accounted for at fair value on a recurring basis	$48,805	$3,962	$42,134	$2,709
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(4)	$—	$(4)	$—
Foreign exchange derivatives	—	—	1	(1)
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [2]	(49)	—	(48)	(1)
Total liabilities accounted for at fair value on a recurring basis	$(49)	$—	$(48)	$(1)
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
The Company has overseas deposits included in other investments of $57 and $65 as of June 30, 2022 and December 31, 2021, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
Fixed Maturity Investments
Structured securities (includes ABS, CLO, CMBS and RMBS)
• Benchmark yields and spreads
• Monthly payment information
• Collateral performance, which varies by vintage year and includes delinquency rates, loss severity rates and refinancing assumptions
• Credit default swap indices

Other inputs for ABS, CLO, and RMBS:
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2022
CLO [3]	$137	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$221	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	255 bps	1,055 bps	478 bps	Decrease
Corporate [4]	$1,555	Discounted cash flows	Spread	32 bps	2,072 bps	374 bps	Decrease
RMBS [3]	$97	Discounted cash flows	Spread [6]	102 bps	434 bps	181 bps	Decrease
			Constant prepayment rate [6]	2%	15%	9%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	10%	100%	42%	Decrease
As of December 31, 2021
CLO [3]	$211	Discounted cash flows	Spread	234 bps	258 bps	257 bps	Decrease
CMBS [3]	$192	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	203 bps	468 bps	266 bps	Decrease
Corporate [4]	$1,532	Discounted cash flows	Spread	96 bps	1,227 bps	298 bps	Decrease
RMBS [3]	$266	Discounted cash flows	Spread [6]	48 bps	229 bps	89 bps	Decrease
			Constant prepayment rate [6]	2%	16%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	63%	Decrease
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
As of June 30, 2022 and December 31, 2021, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2022, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2022
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2022
Assets
Fixed maturities, AFS
ABS	$19	$—	$—	$—	$—	$—	$—	$(19)	$—
CLO	214	—	(1)	28	(23)	—	—	(54)	164
CMBS	236	—	(10)	—	(2)	—	—	—	224
Corporate	1,515	1	(99)	264	(62)	(14)	21	(17)	1,609
Foreign Govt./Govt. Agencies	4	(1)	(1)	—	—	—	3	—	5
RMBS	301	—	(4)	—	(30)	—	—	(137)	130
Total fixed maturities, AFS	2,289	—	(115)	292	(117)	(14)	24	(227)	2,132
Fixed maturities, FVO	174	(13)	—	35	(3)	—	—	—	193
Equity securities, at fair value	57	2	—	2	(1)	—	—	—	60
Short-term investments	32	—	—	32	(4)	—	—	—	60
Total Assets	$2,552	$(11)	$(115)	$361	$(125)	$(14)	$24	$(227)	$2,445

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2022
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$(19)	$—
CLO	257	—	(2)	82	(40)	—	—	(133)	164
CMBS	196	—	(15)	46	(3)	—	—	—	224
Corporate	1,618	(1)	(158)	323	(132)	(21)	21	(41)	1,609
Foreign Govt./Govt. Agencies	5	(1)	(1)	—	—	(1)	3	—	5
RMBS	328	—	(10)	137	(64)	—	—	(261)	130
Total Fixed Maturities, AFS	2,404	(2)	(186)	607	(239)	(22)	24	(454)	2,132
Fixed maturities, FVO	160	(11)	—	55	(11)	—	—	—	193
Equity Securities, at fair value	64	9	—	2	(15)	—	—	—	60
Short-term investments	80	—	—	36	(6)	—	—	(50)	60
Total Assets	$2,708	$(4)	$(186)	$700	$(271)	$(22)	$24	$(504)	$2,445

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2021
Assets
Fixed Maturities, AFS
ABS	$6	$—	$—	$13	$—	$—	$—	$(5)	$14
CLO	426	—	—	119	(30)	—	—	(140)	375
CMBS	61	—	2	38	(1)	—	5	(19)	86
Corporate	944	1	2	176	(69)	(37)	124	—	1,141
RMBS	481	—	(1)	29	(57)	(10)	—	(140)	302
Total Fixed Maturities, AFS	1,918	1	3	375	(157)	(47)	129	(304)	1,918
Equity Securities, at fair value	70	2	—	3	(1)	—	—	—	74
Short-term investments	16	—	—	2	—	—	—	—	18
Total Assets	$2,004	$3	$3	$380	$(158)	$(47)	$129	$(304)	$2,010

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$(5)	$14
CLO	360	—	—	259	(45)	—	—	(199)	375
CMBS	77	—	2	39	(3)	—	5	(34)	86
Corporate	881	6	(11)	249	(76)	(44)	172	(36)	1,141
Foreign Govt./Govt. Agencies	6	—	—	—	—	(6)	—	—	—
RMBS	381	—	(2)	180	(103)	(14)	—	(140)	302
Total Fixed Maturities, AFS	1,705	6	(11)	746	(227)	(64)	177	(414)	1,918
Equity Securities, at fair value	70	2	—	3	(1)	—	—	—	74
Short-term investments	30	—	—	2	(14)	—	—	—	18
Total Assets	$1,805	$8	$(11)	$751	$(242)	$(64)	$177	$(414)	$2,010
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLO	$—	$—	$(1)	$—	$—	$—	$(2)	$—
CMBS	—	—	(10)	2	—	—	(15)	2
Corporate	1	—	(99)	2	(1)	—	(157)	(8)
Foreign Govt./Govt. Agencies	(1)	—	(1)	—	(1)	—	(1)	—
RMBS	—	—	(4)	(1)	—	—	(10)	(2)
Total Fixed Maturities, AFS	—	—	(115)	3	(2)	—	(185)	(8)
Fixed maturities, FVO	(13)	—	—	—	(11)	—	—	—
Equity Securities, at fair value	1	2	—	—	1	2	—	—
Total Assets	$(12)	$2	$(115)	$3	$(12)	$2	$(185)	$(8)
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
As of June 30, 2022 and December 31, 2021, the fair value of assets using the fair value option was $342 and $160, respectively.
For the three and six months ended June 30, 2022 realized losses related to the change in fair value of assets using the fair value option were $20 and $23, respectively. For the three and six months ended June 30, 2021 there were no realized gains (losses) related to the change in fair value of assets using the fair value option.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2022			December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$5,852	$5,506	Level 3	$5,383	$5,576
Liabilities
Other policyholder funds and benefits payable	Level 3	$664	$665	Level 3	$687	$689
Senior notes [2]	Level 2	$3,856	$3,630	Level 2	$3,854	$4,725
Junior subordinated debentures [2]	Level 2	$499	$395	Level 2	$1,090	$1,086
[1]As of June 30, 2022 and December 31, 2021, the carrying amount of mortgage loans is net of ACL of $36 and $29, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2022	2021	2022	2021
Gross gains on sales of fixed maturities	$15	$68	$38	$99
Gross losses on sales of fixed maturities	(80)	(15)	(175)	(46)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	5	2	45	8
Change in net unrealized gains (losses) of equity securities	(267)	86	(414)	123
Net realized and unrealized gains (losses) on equity securities	(262)	88	(369)	131
Net credit losses on fixed maturities, AFS	—	—	(12)	4
Change in ACL on mortgage loans	(5)	10	(7)	14
Intent-to-sell impairments	—	—	(3)	—
Other, net [2]	(6)	(4)	45	25
Net realized gains (losses)	$(338)	$147	$(483)	$227
[1]The net unrealized gains (losses) on equity securities still held as of June 30, 2022, and included in net realized gains (losses) were $(259) and $(366) for the three and six months ended June 30, 2022, respectively. The net unrealized gains (losses) on equity securities still held as of June 30, 2021, and included in net realized gains (losses) were $80 and $118 for the three and six months ended June 30, 2021, respectively.
[2]For the three and six months ended June 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $15 and $21, respectively, and gains (losses) on non-qualifying derivatives of $14 and $61, respectively. For the three and six months ended June 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $0 and $(7), respectively, and non-qualifying derivatives of $(29) and $6, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $2.6 billion and $8.1 billion for the three and six months ended June 30, 2022 , respectively and $4.0 billion and $8.2 billion for the three and six months ended ended June 30, 2021.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2022 and December 31, 2021, the Company reported accrued interest receivable related to fixed maturities, AFS of $309 and $299, respectively, and accrued interest receivable related to mortgage loans of $18 and $16, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30,
	2022				2021
(Before tax)	Corporate	Foreign govt./govt. agencies	CMBS	Total	Corporate	Total
Balance as of beginning of period	$9	$3	$1	$13	$19	$19
Reduction due to sales	—	—	—	—	(15)	(15)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(1)	1	—	—	—	—
Balance as of end of period	$8	$4	$1	$13	$4	$4

ACL on Fixed Maturities, AFS by Type
	Six Months Ended June 30,
	2022				2021
(Before tax)	Corporate	Foreign govt./govt. agencies	CMBS	Total	Corporate	Total
Balance as of beginning of period	$1	$—	$—	$1	$23	$23
Credit losses on fixed maturities where an allowance was not previously recorded	8	3	1	12	2	2
Reduction due to sales	—	—	—	—	(15)	(15)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(1)	1	—	—	(6)	(6)
Balance as of end of period	$8	$4	$1	$13	$4	$4
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2022					December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,382	$—	$1	$(41)	$1,342	$1,125	$—	$13	$(3)	$1,135
CLO	2,999	—	2	(111)	2,890	3,019	—	8	(2)	3,025
CMBS	3,587	(1)	26	(214)	3,398	3,955	—	179	(15)	4,119
Corporate	17,431	(8)	47	(1,319)	16,151	17,744	(1)	1,038	(74)	18,707
Foreign govt./govt. agencies	715	(4)	2	(52)	661	883	—	33	(6)	910
Municipal	7,332	—	124	(389)	7,067	7,473	—	787	(3)	8,257
RMBS	4,230	—	5	(306)	3,929	3,610	—	60	(27)	3,643
U.S. Treasuries	2,582	—	7	(140)	2,449	2,979	—	86	(14)	3,051
Total fixed maturities, AFS	$40,258	$(13)	$214	$(2,572)	$37,887	$40,788	$(1)	$2,204	$(144)	$42,847

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,626	$1,623	$1,400	$1,419
Over one year through five years	8,326	8,044	8,615	8,894
Over five years through ten years	7,626	6,958	8,303	8,633
Over ten years	10,482	9,703	10,761	11,979
Subtotal	28,060	26,328	29,079	30,925
Mortgage-backed and asset-backed securities	12,198	11,559	11,709	11,922
Total fixed maturities, AFS	$40,258	$37,887	$40,788	$42,847
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2022 or December 31, 2021 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,117	$(40)	$26	$(1)	$1,143	$(41)
CLO	2,351	(88)	527	(23)	2,878	(111)
CMBS	3,026	(198)	95	(16)	3,121	(214)
Corporate	13,163	(1,196)	650	(123)	13,813	(1,319)
Foreign govt./govt. agencies	515	(42)	93	(10)	608	(52)
Municipal	4,553	(385)	23	(4)	4,576	(389)
RMBS	3,366	(267)	295	(39)	3,661	(306)
U.S. Treasuries	2,299	(136)	38	(4)	2,337	(140)
Total fixed maturities, AFS in an unrealized loss position	$30,390	$(2,352)	$1,747	$(220)	$32,137	$(2,572)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$396	$(3)	$—	$—	$396	$(3)
CLO	1,434	(2)	147	—	1,581	(2)
CMBS	594	(7)	82	(8)	676	(15)
Corporate	3,698	(65)	234	(9)	3,932	(74)
Foreign govt./govt. agencies	340	(5)	16	(1)	356	(6)
Municipal	301	(3)	12	—	313	(3)
RMBS	1,869	(23)	94	(4)	1,963	(27)
U.S. Treasuries	2,301	(13)	23	(1)	2,324	(14)
Total fixed maturities, AFS in an unrealized loss position	$10,933	$(121)	$608	$(23)	$11,541	$(144)
As of June 30, 2022, fixed maturities, AFS in an unrealized loss position consisted of 4,747 instruments, and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2022, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the six

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
months ended June 30, 2022, was primarily attributable to higher interest rates and wider credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, and CLO which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. Additionally, certain corporate fixed maturities were also depressed because of their variable-rate coupons and long-dated maturities. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.
MORTGAGE LOANS
ACL on Mortgage Loans
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. The Company utilizes a third-party forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data provided by an internationally recognized economics firm that generates forecasts of varying economic factors such as GDP growth, unemployment and interest rates. The economic scenarios are projected over 10 years. The first two to four years of the 10-year period assume a specific modeled economic scenario (including moderate upside, moderate recession and severe recession scenarios) and then revert to historical long-term assumptions over the remaining period. Using these economic scenarios, the forecasting model projects property-specific operating income and capitalization rates used to estimate the value of a future operating income stream. The operating income and the property valuations derived from capitalization rates are compared to loan payment and principal amounts to create debt service coverage ratios ("DSCRs") and LTVs over the forecast period. The Company's process also considers qualitative factors. The model overlays historical data about mortgage loan performance based on DSCRs and LTVs and projects the probability of default, amount of loss given a default and resulting expected loss through maturity for each loan under each economic scenario. Economic scenarios are probability-weighted based on a statistical analysis of the forecasted economic factors and qualitative analysis. The Company records the change in the ACL on mortgage loans based on the weighted-average expected credit losses across the selected economic scenarios.
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of June 30, 2022, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of June 30, 2022 or December 31, 2021. For the three and six months ended June 30, 2022 and 2021, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ACL as of beginning of period	$31	$34	$29	$38
Current period provision (release)	5	(10)	7	(14)
ACL as of June 30,	$36	$24	$36	$24
The increase in the allowance for the 2022 period is primarily attributable to the potential impact of current economic conditions on real estate property valuations and net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 50% as of June 30, 2022, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$16	2.02x	$16	1.85x	$22	2.66x	$70	1.46x	$108	0.98x	$135	1.69x	$367	1.51x
Less than 65%	$616	2.51x	$1,460	2.75x	$678	2.81x	$711	2.82x	$462	2.21x	$1,594	2.38x	$5,521	2.59x
Total mortgage loans	$632	2.49x	$1,476	2.75x	$700	2.80x	$781	2.70x	$570	1.98x	$1,729	2.32x	$5,888	2.52x
[1]Amortized cost of mortgage loans excludes ACL of $36.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$7	2.37x	$50	2.63x	$91	1.57x	$100	1.00x	$45	1.37x	$97	1.80x	$390	1.61x
Less than 65%	1,481	2.70x	645	2.78x	722	2.78x	472	2.23x	417	1.91x	1,285	2.45x	5,022	2.55x
Total mortgage loans	$1,488	2.70x	$695	2.77x	$813	2.64x	$572	2.02x	$462	1.86x	$1,382	2.41x	$5,412	2.48x
[1]Amortized cost of mortgage loans excludes ACL of $29.

Mortgage Loans by Region
	June 30, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$313	5.3%	$284	5.2%
Middle Atlantic	292	5.0%	303	5.6%
Mountain	708	12.0%	450	8.3%
New England	419	7.1%	393	7.3%
Pacific	1,267	21.5%	1,245	23.0%
South Atlantic	1,621	27.5%	1,556	28.8%
West North Central	98	1.7%	85	1.6%
West South Central	415	7.1%	424	7.8%
Other [1]	755	12.8%	672	12.4%
Total mortgage loans	5,888	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$5,852		$5,383
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,083	35.4%	$1,931	35.7%
Multifamily	2,167	36.8%	1,833	33.9%
Office	611	10.4%	627	11.6%
Retail [1]	949	16.1%	951	17.6%
Single Family	38	0.6%	30	0.5%
Other	40	0.7%	40	0.7%
Total mortgage loans	5,888	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$5,852		$5,383
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2022 and December 31, 2021, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2022, under this program, the Company serviced mortgage loans with a total outstanding

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
principal of $9.1 billion, of which $4.3 billion was serviced on behalf of third parties and $4.8 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2021, the Company serviced mortgage loans with a total outstanding principal balance of $8.2 billion, of which $3.9 billion was serviced on behalf of third parties and $4.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2022 and December 31, 2021, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2022 and December 31, 2021, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2022 and December 31, 2021 was limited to the total carrying value of $2.3 billion and $1.9 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of June 30, 2022 and December 31, 2021, the Company has outstanding commitments totaling $1.7 billion and $1.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method
Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLO, CMBS, and RMBS and are reported in fixed maturities, AFS, and fixed maturities, FVO, on the Company's Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
REVERSE REPURCHASE AGREEMENTS, OTHER COLLATERAL TRANSACTIONS AND RESTRICTED INVESTMENTS
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of June 30, 2022 and December 31, 2021, the Company reported $60 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of June 30, 2022 and December 31, 2021, the Company pledged collateral of $7 and $9, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,172	$2,376
Fixed maturities in trust for benefit of syndicate policyholders	673	712
Short-term investments in trust for benefit of syndicate policyholders	6	7
Fixed maturities in Lloyd's trust account	149	160
Other investments	57	65
Total Other Restricted Investments	$3,057	$3,320
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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month London Inter-Bank Offered Rate ("LIBOR") + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 14 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2021 Form 10-K Annual Report.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2022 and December 31, 2021, the notional amount of interest rate swaps in offsetting relationships was $6.6 billion and $7.2 billion, respectively.
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
Commodity Options
During the first quarter of 2022, the Company paid $10 to purchase call option contracts on oil futures in order to partially offset potential changes in value related to certain fixed maturity securities that could arise if oil prices increased substantially. The option contracts were either terminated or were closed by entering into offsetting positions during the first quarter of 2022, resulting in a realized gain of $14.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2022	Dec. 31, 2021	Jun 30, 2022	Dec. 31, 2021	Jun 30, 2022	Dec. 31, 2021	Jun 30, 2022	Dec. 31, 2021
Cash flow hedges
Interest rate swaps	$2,155	$2,340	$(1)	$—	$2	$—	$(3)	$—
Foreign currency swaps	524	437	53	6	53	11	—	(5)
Total cash flow hedges	2,679	2,777	52	6	55	11	(3)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	6,969	7,567	(19)	(46)	10	3	(29)	(49)
Foreign exchange contracts
Foreign currency swaps and forwards	641	558	1	—	1	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	5	112	—	(2)	—	—	—	(2)
Credit derivatives in offsetting positions	209	210	—	—	4	3	(4)	(3)
Total non-qualifying strategies	7,824	8,447	(18)	(48)	15	6	(33)	(54)
Total cash flow hedges and non-qualifying strategies	$10,503	$11,224	$34	$(42)	$70	$17	$(36)	$(59)
Balance Sheet Location
Fixed maturities, available-for-sale	$515	$413	$—	$—	$—	$—	$—	$—
Other investments	1,184	1,452	32	7	35	10	(3)	(3)
Other liabilities	8,804	9,359	2	(49)	35	7	(33)	(56)
Total derivatives	$10,503	$11,224	$34	$(42)	$70	$17	$(36)	$(59)

|

Table of Contents	Note 6 - Derivatives
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2022
Other investments	$70	$52	$32	$(14)	$17	$1
Other liabilities	$(36)	$(15)	$2	$(23)	$(20)	$(1)
As of December 31, 2021
Other investments	$17	$13	$7	$(3)	$4	$—
Other liabilities	$(59)	$(10)	$(49)	$—	$(47)	$(2)
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

Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$(3)	$(4)	$(5)	$6
Foreign currency swaps	41	7	50	11
Total	$38	$3	$45	$17

Gain (Loss) Reclassified from AOCI into Income
	Three months ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$5	$(1)	$10	$(3)	$14	$(4)	$20	$(5)
Foreign currency swaps	2	—	1	—	4	—	2	—
Total	$7	$(1)	$11	$(3)	$18	$(4)	$22	$(5)

Total amounts presented on the Condensed Consolidated Statement of Operations	$541	$51	$581	$57	$1,050	$113	$1,090	$114

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $2. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and six months ended June 30, 2022 and 2021, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign exchange contracts
Foreign currency forwards	$4	$—	$5	$—
Interest rate contracts
Interest rate swaps, swaptions, and futures	5	(32)	37	—
Credit contracts
Credit derivatives that purchase credit protection	5	—	5	—
Credit derivatives that assume credit risk	—	3	—	6
Commodity contracts
Commodity options	—	—	14	—
Total [1]	$14	$(29)	$61	$6
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Credit Risk Assumed through Credit Derivatives
The Company primarily enters into credit default swaps that assume credit risk of a referenced market index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk reference baskets of standard diversified portfolios of CMBS issuers.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	6 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	4	(3)	Less than 1 year	CMBS Credit	B-	4	3
Total [5]	$104	$(4)				$104	$4
As of December 31, 2021
Basket credit default swaps [4]
Investment grade risk exposure	$101	$—	6 years	CMBS Credit	AAA	$101	$—
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	CCC	4	2
Total [5]	$105	$(2)				$105	$2
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
[4]Comprised of swaps of standard market indices of diversified portfolios of CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.
[5]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
.
DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2022 and December 31, 2021, the Company has pledged cash collateral associated with derivative instruments of $0 and $2, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2022 and December 31, 2021, the Company pledged securities collateral associated with derivative instruments with a fair value of $16 and $48, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2022 and December 31, 2021, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 and $12, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $21 and $82, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance
Sheets.
As of June 30, 2022 and December 31, 2021, the Company accepted cash collateral associated with derivative instruments of $40 and $7, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2022 and December 31, 2021, with a fair value of $17 and $5, respectively, which the Company has the right to repledge or sell. As of June 30, 2022 and December 31, 2021, the Company had no repledged securities. In addition, as of June 30, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of June 30, 2022	As of December 31, 2021
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,703	$4,130
Receivables for loss sensitive business, by credit quality:
AA	126	130
A	38	52
BBB	121	133
BB	73	64
Below BB	42	41
Total receivables for loss sensitive business	400	420

Total Premiums Receivable and Agents' Balances, Gross	5,103	4,550
ACL	(107)	(105)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,996	$4,445
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
The increase in the ACL in the three and six months ended June 30, 2022 reflected the provision required on premiums written in the quarter and recoveries, offset by write-offs. During the three and six months ended ended June 30, 2021, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2022			June 30, 2021
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$84	$22	$106	$108	$36	$144
Current period provision (release)	10	1	11	1	1	2
Current period write-offs	(13)	—	(13)	(15)	—	(15)
Current period recoveries	3	—	3	3	—	3
Ending ACL	$84	$23	$107	$97	$37	$134

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2022			June 30, 2021
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$83	$22	$105	$117	$35	$152
Current period provision (release)	23	1	24	5	2	7
Current period write-offs	(28)	—	(28)	(30)	—	(30)
Current period recoveries	6	—	6	5	—	5
Ending ACL	$84	$23	$107	$97	$37	$134
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2022				As of December 31, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,873	$—	$—	$1,873	$1,860	$—	$—	$1,860
A+	2,126	241	275	2,642	1,999	237	275	2,511
A	768	1	—	769	713	—	—	713
A-	48	10	—	58	37	9	—	46
B++	633	—	3	636	639	—	3	642
Below B++	20	—	—	20	20	—	—	20
Total Rated by A.M. Best	5,468	252	278	5,998	5,268	246	278	5,792
Mandatory (Assigned) and Voluntary Risk Pools	228	—	—	228	239	—	—	239
Captives	343	—	—	343	331	—	—	331
Other not rated companies	256	6	—	262	255	5	—	260
Gross Reinsurance Recoverables	6,295	258	278	6,831	6,093	251	278	6,622
Allowance for uncollectible reinsurance	(102)	(1)	(2)	(105)	(96)	(1)	(2)	(99)
Net Reinsurance Recoverables	$6,193	$257	$276	$6,726	$5,997	$250	$276	$6,523
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Reinsurance for the Three Months Ended
	June 30, 2022				June 30, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$95	$1	$2	$98
Beginning allowance for disputed amounts	56	—	—	56	56	—	—	56
Beginning ACL	40	1	2	43	39	1	2	42
Current period provision (release)	1	—	—	1	1	—	—	1
Ending ACL	41	1	2	44	40	1	2	43
Ending allowance for disputed amounts	61	—	—	61	56	—	—	56
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99

Allowance for Uncollectible Reinsurance for the Six Months Ended
	June 30, 2022				June 30, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$105	$1	$2	$108
Beginning allowance for disputed amounts	54	—	—	54	53	—	—	53
Beginning ACL	42	1	2	45	52	1	2	55
Current period provision (release)	(1)	—	—	(1)	(12)	—	—	(12)
Ending ACL	41	1	2	44	40	1	2	43
Ending allowance for disputed amounts	61	—	—	61	56	—	—	56
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,449	$29,622
Reinsurance and other recoverables	6,081	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	25,368	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year	3,998	3,838
Prior accident year development [1]	(94)	80
Total provision for unpaid losses and loss adjustment expenses	3,904	3,918
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	(45)
Payments
Current accident year	(840)	(864)
Prior accident years	(2,680)	(2,222)
Total payments	(3,520)	(3,086)
Foreign currency adjustment	(29)	(7)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,723	24,677
Reinsurance and other recoverables	6,212	5,905
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,935	$30,582
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2022	2021
Workers’ compensation	$(85)	$(83)
Workers’ compensation discount accretion	18	18
General liability	33	307
Marine	(3)	1
Package business	(24)	(46)
Commercial property	(21)	(20)
Professional liability	(9)	(7)
Bond	(4)	(14)
Assumed reinsurance	12	—
Automobile liability - Commercial Lines	12	—
Automobile liability - Personal Lines	(5)	(43)
Homeowners	—	1
Catastrophes	(30)	(98)
Uncollectible reinsurance	6	(10)
Other reserve re-estimates, net	6	29
Prior accident year development before change in deferred gain	(94)	35
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	45
Total prior accident year development	$(94)	$80
[1]The change in deferred gain for the six months ended June 30, 2021 included $45 of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by professional liability.
Re-estimates of prior accident year reserves for the six months ended June 30, 2022
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, driven by lower than previously estimated claim severity.
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle and large commercial for the 2016 to 2019 accident years, an increase in excess casualty for the 2019 accident year, and increases in primary construction on older accident years, partially offset by a decrease in reserves for other mass torts.
Package business reserves decreased due to lower estimated loss adjustment expenses for accident years 2015 to 2018 and a reduction in property reserves for the 2020 and 2021 accident years.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in middle & large commercial related to COVID-19 claims and a reduction in property reserves for the 2021 accident year.
Professional liability reserves were decreased primarily due to favorable development on directors’ and officers’ claims for the 2018 to 2020 accident years and on errors and omissions claims for the 2013 to 2017 accident years, partially offset by large losses related to 2018 and prior accident years for primary and excess directors’ and officers’ claims.
Assumed reinsurance reserves were increased primarily due to higher reserve estimates for syndicate property claims, including higher expected COVID-19 property losses in the 2020 accident year and increased reserves for international agriculture related to drought claims.
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct claims, primarily within accident years 2016 to 2020 and were increased in Commercial Lines principally due to a higher number of large claims in accident years 2017 to 2019.
Catastrophe reserves were decreased in both Commercial and Personal Lines with the largest reduction related to 2019 and 2020 wind and hail events.
Other reserve re-estimates, net, were increased primarily due to an increase in automobile physical damage severity and unfavorable development from participation in involuntary market pools.
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
The agreement-in-principle was reached in connection with BSA’s Chapter 11 bankruptcy and a written settlement agreement (the "Settlement") was executed on February 14, 2022. The Settlement will become final upon the occurrence of certain conditions, including, but not limited to, confirmation of BSA’s plan of reorganization, receipt of executed releases from the local councils, and approval of the Settlement as part of the confirmation of BSA's plan of reorganization by the bankruptcy and district courts. While the confirmation hearing regarding BSA’s bankruptcy plan concluded in April, a final decision from the bankruptcy court on whether to approve BSA's plan of reorganization is not expected until later in third quarter 2022, with civil district court approval expected after that. Upon civil district court approval, the Company will pay the settlement amount of $787. However, no assurance can be given that all the conditions precedent to the Settlement will be satisfied or that final court approval, if obtained, will not be delayed for various procedural reasons.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of June 30, 2022, the Company has incurred $1,015 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $485 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $365 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,015 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of June 30, 2022, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300, as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the

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
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,210	$8,233
Reinsurance recoverables	245	237
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,965	7,996
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,497	2,464
Prior year's discount accretion	107	106
Prior incurral year development [1]	(242)	(282)
Total provision for unpaid losses and loss adjustment expenses [2]	2,362	2,288
Payments
Current incurral year	(984)	(1,000)
Prior incurral years	(1,500)	(1,414)
Total payments	(2,484)	(2,414)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,843	7,870
Reinsurance recoverables	254	250
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,097	$8,120
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $92 and $87 for the six months ended June 30, 2022 and 2021, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2022
Group disability- Prior period reserve estimates decreased by approximately $195 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $40 largely driven by continued low incidence in group life premium waiver as well as a reduction in estimated excess mortality group term life losses incurred in fourth quarter 2021.
Supplement Accident & Health- Prior period reserve estimates decreased by approximately $10 driven by lower than previously expected claim incidence.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2021
Group disability- Prior period reserve estimates decreased by approximately $240 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims. Also contributing was group short-term disability non-COVID-19 claim incidence lower than previously expected and a New York Paid Family Leave risk adjustment benefit.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the six months ended June 30,
	2022	2021
Beginning liability balance	$596	$638
Incurred	63	33
Paid	(65)	(54)
Change in unrealized investment gains and losses	(18)	(6)
Ending liability balance	$576	$611
Ending reinsurance recoverable asset	$33	$24
[1]Reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities which are in the Corporate category.
11. DEBT
Junior Subordinated Debentures
On April 15, 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
INCOME TAX EXPENSE

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax provision at U.S. federal statutory rate	$116	$233	$230	$297
Tax-exempt interest	(8)	(10)	(17)	(21)
Other	2	(18)	(5)	(17)
Provision for income taxes	$110	$205	$208	$259
UNCERTAIN TAX POSITIONS

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$17	$15	$16	$15
Gross increases - tax positions in current period	1	—	2	—
Balance, end of period	$18	$15	$18	$15
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
OTHER TAX MATTERS
As of June 30, 2022, the Company has a deferred tax asset for foreign net operating losses of $36 partially offset by a valuation allowance of $15. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
The federal income tax audits for the Company have been completed through 2013, and the Company is not currently under federal income tax examination for any open years. The statute of limitations is closed through the 2018 tax year with the exception of NOL carryforwards utilized in open tax years. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 Pandemic Business Income Insurance Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 300 such lawsuits have been filed, of which more than 60 purport to be filed on behalf of broad nationwide or statewide classes of policyholders. These lawsuits have been filed in state and federal courts in roughly 35 states. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Some of the lawsuits also allege that the Hartford Writing Companies engaged in unfair business practices by collecting or retaining excess premium.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; some are in the earliest stages of litigation, many complaints are in the process of being amended, some have been dismissed voluntarily and may be refiled, while others have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 50 policyholders have appealed dismissals in favor of the Hartford
Writing Companies. To date, The Hartford Writing Companies have received eight appellate affirmances of trial court decisions in the Hartford Writing Companies' favor, including two decisions from the Second Circuit, and decisions from the Fifth, Sixth, Seventh, Eighth, and Eleventh Circuit Courts of Appeal, as well as one state appellate court. The remainder of the Hartford Writing Companies' appeals are at various stages of the process. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
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
For its Run-off A&E, as of June 30, 2022, the Company reported $485 of net asbestos and environmental reserves. In addition, the Company has recorded a $365 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results and liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of June 30, 2022, the Company has incurred $1,015 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $485 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2022 was $22 for which the legal entities have posted collateral of $16 in the normal course of business. Based on derivative contractual terms as of June 30, 2022, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

|

Table of Contents	Note 14 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. EQUITY
EQUITY REPURCHASE PROGRAM
During the six months ended June 30, 2022 and 2021, the Company repurchased $850.0 (12.0 million shares) and $691 (11.0 million shares), respectively, of common stock under the $3.0 billion share repurchase authorization that is effective January 1, 2021 until December 31, 2022 as authorized by the Board of Directors. As of June 30, 2022, The Hartford has $448 remaining for equity repurchases under this share repurchase program. During the period July 1, 2022 through July 27, 2022, the Company repurchased $107 (1.7 million shares) under the repurchase program.

In addition to the authorization covering the period from January 1, 2021 to December 31, 2022, in July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(266)	$(2)	$5	$41	$(1,477)	(1,699)
OCI before reclassifications	(2,080)	—	38	(10)	(1)	(2,053)
Amounts reclassified from AOCI	65	—	(6)	—	16	75
OCI, before tax	(2,015)	—	32	(10)	15	(1,978)
Income tax benefit (expense)	423	—	(7)	2	(3)	415
OCI, net of tax	(1,592)	—	25	(8)	12	(1,563)
Ending balance	$(1,858)	$(2)	$30	$33	$(1,465)	$(3,262)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,616	$(2)	$6	$41	$(1,489)	172
OCI before reclassifications	(4,549)	—	45	(10)	(1)	(4,515)
Amounts reclassified from AOCI	152	—	(14)	—	31	169
OCI, before tax	(4,397)	—	31	(10)	30	(4,346)
Income tax benefit (expense)	923	—	(7)	2	(6)	912
OCI, net of tax	(3,474)	—	24	(8)	24	(3,434)
Ending balance	$(1,858)	$(2)	$30	$33	$(1,465)	$(3,262)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$(65)	$(152)	Net realized gains (losses)
	(65)	(152)	Total before tax
	(14)	(32)	Income tax expense
	$(51)	$(120)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$5	$14	Net investment income
Interest rate swaps	(1)	(4)	Interest expense
Foreign currency swaps	2	4	Net investment income
	6	14	Total before tax
	1	3	Income tax expense
	$5	$11	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(34)	Insurance operating costs and other expenses
	(16)	(31)	Total before tax
	(3)	(7)	Income tax expense
	$(13)	$(24)	Net income
Total amounts reclassified from AOCI	$(59)	$(133)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,909	$(2)	$17	$44	$(1,704)	$264
OCI before reclassifications	426	—	2	2	(1)	429
Amounts reclassified from AOCI	(53)	—	(8)	—	19	(42)
OCI, before tax	373	—	(6)	2	18	387
Income tax benefit (expense)	(78)	—	1	—	(4)	(81)
OCI, net of tax	295	—	(5)	2	14	306
Ending balance	$2,204	$(2)	$12	$46	$(1,690)	$570

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(740)	—	17	4	(2)	(721)
Amounts reclassified from AOCI	(57)	—	(17)	—	36	(38)
OCI, before tax	(797)	—	—	4	34	(759)
Income tax benefit (expense)	167	—	—	(1)	(7)	159
OCI, net of tax	(630)	—	—	3	27	(600)
Ending balance	$2,204	$(2)	$12	$46	$(1,690)	$570

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$53	$57	Net realized gains (losses)
	53	57	Total before tax
	11	12	Income tax expense
	$42	$45	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$10	$20	Net investment income
Interest rate swaps	(3)	(5)	Interest expense
Foreign currency swaps	1	2	Net investment income
	8	17	Total before tax
	2	4	Income tax expense
	$6	$13	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(20)	(39)	Insurance operating costs and other expenses
	(19)	(36)	Total before tax
	(4)	(8)	Income tax expense
	$(15)	$(28)	Net income
Total amounts reclassified from AOCI	$33	$30	Net income
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

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	28	23	56	47	1	1	2	2
Expected return on plan assets	(50)	(51)	(101)	(102)	(1)	(1)	(1)	(2)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	16	18	31	35	1	2	3	4
Net periodic cost (benefit)	$(5)	$(9)	$(12)	$(18)	$—	$1	$1	$1

|

Table of Contents	Note 17 - Restructuring and Other Costs
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the June 30, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets.
Subsequent to June 30, 2022, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $127, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended June 30,		Incurred in the Six Months Ended June 30,		Cumulative Incurred Through June 30, 2022	Total Amount Expected to be Incurred
	2022	2021	2022	2021
Severance benefits	$(5)	$(9)	$(7)	$(9)	$41	$41
IT costs	3	2	5	4	16	26
Professional fees and other expenses	4	7	9	16	55	60
Total restructuring and other costs, before tax	$2	$—	$7	$11	$112	$127

Accrued Restructuring and Other Costs
	Six Months Ended June 30, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	5	9	7
Payments	(2)	(5)	(9)	(16)
Balance, end of period	$9	$—	$—	$9

Accrued Restructuring and Other Costs
	Six Months Ended June 30, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(9)	4	16	11
Payments	(8)	(4)	(15)	(27)
Balance, end of period	$37	$—	$1	$38

|

Table of Contents	Index to MD&A
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$442	$905	$887	$1,154
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	437	900	877	1,144
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	336	(148)	482	(225)
Restructuring and other costs, before tax	2	—	7	11
Loss on extinguishment of debt, before tax	9	—	9	—
Integration and other non-recurring M&A costs, before tax	6	36	11	45
Change in deferred gain on retroactive reinsurance, before tax	—	39	—	45
Income tax expense (benefit) [1]	(76)	9	(111)	19
Core earnings	$714	$836	$1,275	$1,039
[1]Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings and includes the effect of changes in net deferred taxes due to changes in enacted tax rates.
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
Mutual Fund and Exchange-Traded Fund Assets- Are owned by the shareowners of those products and not by the Company and, therefore, are not reflected in the Company’s Condensed Consolidated Financial Statements except in instances where the Company seeds new investment products.
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
Renewal Written Price Increase (Decrease)- For Commercial Lines, represents the combined effect of rate changes and individual risk pricing decisions per unit of exposure on policies that renewed and, for small commercial and middle market business, includes amount of insurance. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate filed with and approved by state regulators during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Lines
Net income	$389	$569	$772	$698
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	—	(7)	(1)	(9)
Net investment income	(356)	(382)	(689)	(709)
Net realized losses (gains)	198	(47)	289	(91)
Other expense	1	6	8	10
Income tax expense	101	122	196	146
Underwriting gain	$333	$261	$575	$45
Personal Lines
Net income	$6	$118	$83	$253
Adjustments to reconcile net income to underwriting gain:
Net servicing income	(4)	(5)	(8)	(9)
Net investment income	(35)	(40)	(68)	(75)
Net realized losses (gains)	18	(6)	27	(13)
Other income	1	—	1	—
Income tax expense	1	29	21	64
Underwriting gain (loss)	$(13)	$96	$56	$220
P&C Other Operations
Net income (loss)	$(20)	$17	$(12)	$4
Adjustments to reconcile net income to underwriting loss:
Net investment income	(16)	(20)	(32)	(36)
Net realized losses (gains)	9	(3)	13	(5)
Income tax expense (benefit)	(5)	4	(4)	—
Underwriting loss	$(32)	$(2)	$(35)	$(37)
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
Similar to property and casualty, profitability of the group benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees of up to three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability ("LTD"), are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
The financial results of the Company’s mutual fund and ETF businesses depend largely on the amount of assets under management and the level of fees charged based, in part, on asset share class and fund type. Changes in assets under management are driven by the two main factors of net flows and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETF shareowners. Financial results are highly correlated to the growth in assets under management since these funds generally earn fee income on a daily basis.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale ("AFS") securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities and collateralized loan obligations ("CLO"). The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
Impact of Ukraine conflict on our results of operations
From the Ukraine conflict, the Company incurred $27 of catastrophe losses, net of reinsurance, in the six months ended June 30, 2022, all in the first quarter, that included exposures under political violence and terrorism ("PV&T") policies, including aviation war, as well as under credit and political risk insurance ("CPRI") policies. Also in the first quarter of 2022, the Company recognized provisions for reinstatement premium of $11 as a result of estimated ceded incurred losses related to the conflict.
The Company’s direct investment exposure is limited to bonds issued by Russian entities with an amortized cost of $16 and a fair value of $7 as of June 30, 2022, with an allowance for credit losses ("ACL") of $9. The Company does not have any investments in Belarus or Ukraine.
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
To achieve those expected savings, we expect to incur approximately $393 over the course of the program, with $253 expensed cumulatively through June 30, 2022, and expected expenses of $43 over the last six months of 2022, $40 in 2023, and $57 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $393, we expect to incur restructuring costs of approximately $127, including $41 of employee severance, $26 to retire certain IT applications, and $60 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings realized in the six months ended June 30, 2022 and expected annual costs and expense savings for the full year in 2022 and 2023:

Hartford Next Costs and Expense Savings
	Six Months Ended June 30, 2022	Estimate for 2022	Estimate for 2023
Employee severance	$(7)	$(7)	$—
IT costs to retire applications	5	10	5
Professional fees and other expenses	9	14	—
Estimated restructuring costs	7	17	5

Non-capitalized IT costs	23	45	19
Other costs	5	12	6
Amortization of capitalized IT development costs [1]	1	4	9
Amortization of capitalized real estate [2]	—	1	1
Estimated costs within core earnings	29	62	35
Total Hartford Next program costs	$36	$79	$40

Cumulative savings for the period relative to 2019	(267)	(540)	(625)
Net expense (savings) before tax:	$(231)	$(461)	$(585)

Net expense (savings) before tax:
Accounted for within core earnings	$(238)	$(478)	$(590)
Restructuring costs recognized outside of core earnings	7	17	5
Net expense (savings) before tax	$(231)	$(461)	$(585)
[1]Does not include approximately $34 of IT asset amortization after 2023.
[2]Does not include approximately $18 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SECOND QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $463 or 51%	Þ	Decreased $1.19 or 47%	Þ	Decreased $9.15 or 17.8%
-	A change to net realized losses	-	Decrease in net income available to common stockholders	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a change from net unrealized gains to net unrealized losses on available for sale securities as well as common stockholder dividends and share repurchases in excess of net income
-	Less favorable P&C prior accident year reserve development
		+	Share repurchases activity
-	Higher loss ratio in Personal Lines automobile and homeowners

-	Greater P&C underwriting expenses and Group Benefits insurance operating costs and other expenses
				+	Reduction in outstanding shares due to share repurchases

-	Lower net investment income
-	Higher disability loss ratio in Group Benefits
+	In Commercial Lines, higher earned premiums and a lower current accident year loss ratio
+	In Group Benefits, lower excess mortality claims and the effect of higher premiums

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 40 bps	Ý	Increased 2.9 points	Þ	Decreased 4.1 points
-	Lower returns on limited partnerships and other alternative investments	+	Lower favorable prior accident year reserve development	-	A change to net realized losses
				-	A higher group disability loss ratio due to a lower New York Paid Family Leave risk adjustment benefit, with $10, before tax, recorded in the 2022 period versus $22, before tax, benefit recorded in the 2021 period
-	A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels	+	Higher personal automobile claim severity
		-	Lower current accident year loss ratio before catastrophes in Commercial Lines

		-	Lower catastrophe losses
				-	Higher insurance operating costs and other expenses

				+	Lower excess mortality in group life
				+	Higher fully insured ongoing premiums

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Earned premiums	$4,810	$4,460	8%	$9,461	$8,803	7%
Fee income	341	375	(9%)	703	730	(4%)
Net investment income	541	581	(7%)	1,050	1,090	(4%)
Net realized gains (losses)	(338)	147	NM	(483)	227	NM
Other revenues	19	26	(27%)	35	38	(8%)
Total revenues	5,373	5,589	(4%)	10,766	10,888	(1%)
Benefits, losses and loss adjustment expenses	3,076	2,786	10%	6,194	6,136	1%
Amortization of deferred policy acquisition costs	453	417	9%	893	833	7%
Insurance operating costs and other expenses	1,222	1,202	2%	2,429	2,346	4%
Interest expense	51	57	(11%)	113	114	(1%)
Amortization of other intangible assets	17	17	—%	35	35	—%
Restructuring and other costs	2	—	NM	7	11	(36%)
Total benefits, losses and expenses	4,821	4,479	8%	9,671	9,475	2%
Income, before tax	552	1,110	(50%)	1,095	1,413	(23%)
Income tax expense	110	205	(46%)	208	259	(20%)
Net income	442	905	(51%)	887	1,154	(23%)
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$437	$900	(51%)	$877	$1,144	(23%)

Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Net income available to common stockholders decreased by $463, primarily driven by:
•A $485, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, driven by a depreciation in value of equity securities during the second quarter of 2022 compared to appreciation in the 2021 period, as well as a net loss on sales of fixed maturity securities in the second quarter of 2022 compared to a net gain on sales in the 2021 period.
•A decrease in P&C underwriting results of $67, before tax, driven by less favorable prior accident year reserve development, higher Personal Lines automobile and homeowners’ loss costs and higher underwriting expenses, partially offset by the effect of Commercial Lines earned premium growth and a lower Commercial Lines current accident year loss and LAE ratio before catastrophes.
•A decline in net investment income driven by lower returns on limited partnerships and other alternative investments, and
•A decrease in earnings from Hartford Funds.
These decreases were partially offset by:
•In Group Benefits, lower excess mortality claims of $30, before tax, and the effect of higher earned premiums, partially offset by a higher disability loss ratio and an increase in insurance operating costs and other expenses; and
•Legal and consulting costs in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
Earned premiums increased by $350, or 8%, primarily due to:
•An increase in P&C reflecting a 12% increase in Commercial Lines and a 2% decrease in Personal Lines. Contributing to the increase in Commercial Lines was an increase in new business in small commercial, higher policy count retention in small commercial and middle market, the effect of higher renewal written price increases across all lines, and higher audit and endorsement premiums as a result of higher insured exposures. For Personal Lines, non-renewals outpaced new business despite an increase in new business and the effect of earned pricing increases; and
•An increase in Group Benefits earned premium of 7% due to an increase in group disability and supplemental health product premiums.
Fee income decreased, driven by lower daily average assets within Hartford Funds due to a decline in equity market levels and net outflows during 2022.
Other revenues decreased by $7, primarily driven by lower servicing revenues in P&C.

Net Investment Income
Net investment income decreased primarily due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations and greater income from sales of underlying real estate properties in the 2022 period;
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Partially offset by a higher level of invested assets.
Net realized gains (losses) changed to a net realized loss in the 2022 period from a net realized gain in the 2021 period, primarily driven by:
•Losses on equity securities in the 2022 period driven by depreciation in value compared to gains on equity securities in the 2021 period due to appreciation in value; and
•Net realized losses on sales of fixed maturity securities in 2022, driven by the increase in interest rates and wider credit spreads;
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $290 due to:
•An increase in Property & Casualty of $244, which was attributable to:
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $158, primarily due to the effect of higher earned premiums in Commercial Lines and higher personal automobile claim severity, and higher non-catastrophe property losses in middle market, partially offset by lower current accident year loss ratios in global specialty lines.
–An unfavorable change of $91 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2022 period was a net favorable $58, before tax, primarily driven by reserve decreases in workers' compensation, catastrophes, and package business, partially offset by reserve increases in general liability and commercial automobile liability. Prior accident year reserve development in 2021 was a favorable $149, before tax, net of $39 before tax of adverse development for Navigators related to 2018 and prior accident years that has been economically ceded to NICO but recorded as a deferred gain. Favorable development in second quarter 2021 was primarily due to reserve decreases for catastrophes, workers' compensation, package business, personal automobile liability, and bond. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
–Partially offsetting was a decrease in current accident year catastrophe losses of $5 before tax. Catastrophe losses in the 2022 period included losses from wind and hail events mostly concentrated in the South, Midwest, and Central Plains. Catastrophe losses of $128 in the second quarter of 2021 were primarily from various tornado, wind and hail events, mostly concentrated in Texas and the Southeast.
Losses and LAE Incurred for Group Benefits
•An increase in Group Benefits of $46, primarily driven by the effect of an increase in earned premiums and a higher group disability loss ratio largely due to a lower New York Paid Family Leave risk adjustment benefit with $10 recorded in the 2022 period versus $22 recorded in the 2021 period, partially offset by a $30 decrease in excess mortality claims.
Amortization of deferred policy acquisition costs     increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased primarily due to:
•An increase in performance-based commissions in Commercial Lines;
•Higher technology costs;
•Higher volume-related staffing costs in Commercial Lines and Group Benefits;
•A reduction in doubtful accounts in the 2021 period; and
•A loss on extinguishment of debt related to the April 2022 redemption of $600 of 7.875% subordinated debentures.
These increases were partially offset by:
•Incremental expense savings driven by the Company’s Hartford Next operational transformation and cost reduction plan.
Interest Expense decreased primarily due to the Company redeeming $600 aggregate principal amount of junior subordinated debentures on April 15, 2022. For further discussion of the debt redemption, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
Income tax expense decreased primarily due to a decline in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Net income available to common stockholders decreased by $267 primarily driven by:
•A $710, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, primarily driven by a depreciation in value of equity securities in the 2022 period compared to appreciation in the 2021 period, as well as a net loss on sales of fixed maturity securities in the first six months of 2022; and
•Lower net investment income, primarily driven by a decline in valuation of equity fund investments in the 2022 period and lower returns on limited partnerships and other alternative investments.
This decrease was partially offset by:
•An increase in P&C underwriting results of $368, before tax, driven by a change to favorable prior accident year development, lower catastrophe losses, the effect of
Commercial Lines earned premium growth and a lower Commercial Lines current accident year loss and LAE ratio before catastrophes, including a benefit from lower COVID-19 losses, partially offset by higher Personal Lines automobile loss costs and higher underwriting expenses;
•In Group Benefits, lower excess mortality claims of $119, before tax, and the effect of higher fully insured ongoing premiums, partially offset by a higher loss ratio excluding the impact of COVID-19 and an increase in insurance operating costs and other expenses; and
•Legal and consulting costs in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
REVENUE
Earned Premiums
Earned premiums increased primarily due to:
•An increase in P&C reflecting an 11% increase in Commercial Lines and a 2% decrease in Personal Lines. Contributing to the increase in Commercial Lines was an increase in small commercial new business, higher policy count retention, earned pricing increases, and the effect of higher audit and endorsement premiums as the result of higher insured exposures, principally in workers’ compensation. For Personal Lines, non-renewals outpaced new business despite an increase in new business and the effect of earned pricing increases; and
•An increase in Group Benefits earned premium of 6% due to an increase in group disability and supplemental health product premiums.

Net Investment Income
Fee income decreased, driven by lower daily average assets within Hartford Funds due to a decline in equity market levels and net outflows during 2022.
Net investment income is lower due to:
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations and greater income from sales of underlying real estate properties;
•Partially offset by a higher level of invested assets.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net realized gains (losses) changed to a net realized loss in the 2022 period from a net realized gain in the 2021 period, primarily driven by:
•Losses on equity securities in the 2022 period driven by depreciation in value compared to gains on equity securities in the 2021 period due to appreciation in value; and
•Net realized losses on sales of fixed maturity securities in 2022, driven by the increase in interest rates and credit spread widening.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $58, comprised of:
•A decline in incurred losses for Property & Casualty of $14 which was driven by:
–A favorable change of $174 in P&C net prior accident year reserve development. Prior accident year reserve development in the 2022 period was a net favorable $94, before tax, primarily driven by reserve decreases in workers' compensation, catastrophes, package business, and commercial property, partially offset by reserve increases in general liability, assumed reinsurance, and commercial automobile liability. Prior accident year reserve development in the 2021 period was a net unfavorable $80 before tax, driven by reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the Boy Scouts of America ("BSA"). Apart from these reserve increases, prior accident year reserve development in the 2021 period primarily included reserve decreases for catastrophes, workers' compensation, package business, personal automobile, commercial property, and bond, as well as $45 before tax of adverse development for Navigators related to 2018 and prior accident years. While the Navigators’ reserve development has been economically ceded to NICO, the Company recognized a deferred gain under retroactive reinsurance accounting. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Group Benefits
–A decrease in current accident year catastrophe losses of $121, before tax. Catastrophe losses in the 2022 period included losses from tornado, wind and hail events in the South, Midwest and Central Plains, winter storms along the East Coast, and $27 of losses, net of reinsurance, related to the Ukraine conflict. Catastrophe losses in the 2021 period were driven by February winter storms primarily in the South, with the remainder from various tornado, wind and hail events, mostly concentrated in Texas, the Southeast and along the Pacific Coast. Losses of $181 from the February 2021 winter storms was net of a $62 reinsurance recoverable under the Company's per occurrence catastrophe treaty that covers 70% of up to $250 in losses in excess of $100 on catastrophe events occurring within a 7-day period other than from earthquakes and named hurricanes and tropical storms, subject to a $50 annual aggregate deductible.
–Partially offsetting was an increase in P&C CAY loss and loss adjustment expenses before catastrophes of $281, primarily due to the effect of higher earned premiums in Commercial Lines, higher personal automobile claim frequency and severity, and higher non-catastrophe property losses, partially offset by lower COVID-19 incurred losses and lower current accident year loss ratios before COVID-19 in global specialty lines, workers’ compensation, general liability and programs.
•More than offsetting this decrease was an increase in Group Benefits of $71, primarily driven by the effect of an increase in earned premiums, a higher loss ratio on accidental death business, less favorable prior period development on long-term disability and a lower New York

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Paid Family Leave risk adjustment benefit with $9 recorded in the 2022 period versus $22 recorded in the 2021 period, partially offset by a $119 decrease in excess mortality claims.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•An increase in performance-based commissions in Commercial Lines;
•Higher technology costs;
•Higher volume-related staffing costs in Commercial Lines and Group Benefits; and
•A reduction in doubtful accounts in the 2021 period.
These increases were partially offset by:
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan.
Income tax expense decreased primarily due to a decline in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$37,887	72.3%	$42,847	74.2%
Fixed maturities, at fair value using the fair value option ("FVO")	342	0.6%	160	0.3%
Equity securities, at fair value	1,728	3.3%	2,094	3.6%
Mortgage loans (net of ACL of $36 and $29)	5,852	11.2%	5,383	9.3%
Limited partnerships and other alternative investments	3,856	7.4%	3,353	5.8%
Other investments [1]	203	0.4%	215	0.4%
Short-term investments	2,524	4.8%	3,697	6.4%
Total investments	$52,392	100.0%	$57,749	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
June 30, 2022 compared to December 31, 2021
Total investments decreased primarily due to a decline in fixed maturities, AFS and short-term investments, partially offset by an increase in limited partnerships and other alternative investments and mortgage loans.
Fixed maturities, AFS decreased primarily due to a decline in valuations due to higher interest rates and wider credit spreads.
Short-term investments decreased primarily due to the redemption of $600 of 7.875% junior subordinated debentures and share repurchases.
Mortgage loans increased largely due to funding of multifamily, industrial, and retail commercial whole loans.
Limited partnerships and other alternative investments increased primarily driven by higher valuations and additional investments.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$346	3.2%	$338	3.2%	$677	3.2%	$687	3.2%
Equity securities	13	2.7%	10	2.7%	25	2.6%	20	2.8%
Mortgage loans	53	3.6%	45	3.7%	103	3.6%	88	3.8%
Limited partnerships and other alternative investments	158	17.3%	191	32.5%	284	16.3%	303	27.8%
Other [3]	(7)		18		2		32
Investment expense	(22)		(21)		(41)		(40)
Total net investment income	$541	3.9%	$581	4.4%	$1,050	3.8%	$1,090	4.1%
Total net investment income excluding limited partnerships and other alternative investments	$383	3.0%	$390	3.1%	$766	3.0%	$787	3.1%
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
Three months ended June 30, 2022 compared to the three months ended June 30, 2021
Total net investment income declined due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations and greater income from sales of underlying real estate properties in the 2022 period;
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Partially offset by a higher level of invested assets.
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
Total net investment income declined due to:
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations and greater income from sales of underlying real estate properties;
•Partially offset by a higher level of invested assets.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was down primarily due to negative returns on equity fund investments in the 2022 period.
Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and six month periods ended June 30, 2022, were 4.5% and 3.8%, respectively, which were above the average yield of sales and maturities of 3.6% and 3.3%, respectively. Average reinvestment rates for the three and six month periods ended June 30, 2021, were 2.5% and 2.4%, respectively, which were below the average yield of sales and maturities of 2.9% and 2.9%, respectively.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2022	2021	2022	2021
Gross gains on sales of fixed maturities	$15	$68	$38	$99
Gross losses on sales of fixed maturities	(80)	(15)	(175)	(46)
Equity securities [1]	(262)	88	(369)	131
Net credit losses on fixed maturities, AFS [2]	—	—	(12)	4
Change in ACL on mortgage loans [3]	(5)	10	(7)	14
Intent-to-sell impairments [2]	—	—	(3)	—
Other, net [4]	(6)	(4)	45	25
Net realized gains (losses)	$(338)	$147	$(483)	$227
[1]The net unrealized gains (losses) on equity securities still held as of June 30, 2022, and included in net realized gains (losses) were $(259) and $(366) for the three and six months ended June 30, 2022, respectively. The net unrealized gains (losses) on equity securities still held as of June 30, 2021, and included in net realized gains (losses) were $80 and $118 for the three and six months ended June 30, 2021, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and six months ended June 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $15 and $21, respectively, and gains (losses) on non-qualifying derivatives of $14 and $61, respectively. For the three and six months ended June 30, 2021, includes gains (losses) from transactional foreign currency revaluation of $0 and $(7) respectively, and gains (losses) on non-qualifying derivatives of $(29) and $6, respectively.
Three and six months ended June 30, 2022
Gross gains and losses on sales were primarily due to sales of U.S. treasuries for duration management and to fund purchases of spread product, mortgage loans, and alternative investments. Also included were sales of corporate securities and tax-exempt municipals and tender activity.
Equity securities net losses were primarily driven by mark-to-market losses due to the decline in equity market levels.
Other, net gains and losses for the three and six month periods ended June 30, 2022 included gains of $15 and $21, respectively, on transactional foreign currency revaluation, and, losses of $20 and $23, respectively, on FVO securities due to credit spread widening. Also included for the six month period ended June 30, 2022 were gains of $37 on interest rate derivatives driven by an increase in interest rates and $14 on the termination of commodity derivatives driven by an increase in the price of crude oil.
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
•group benefit long-term disability reserves, net of reinsurance;
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2021 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2022.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2022

P&C Other
$1,007
4%
Personal
Lines
$1,764
7%
Commercial
Lines
$22,952
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,862	915	—	3,777
Current accident year catastrophes	148	73	—	221
Prior accident year development ("PYD")	(121)	(3)	30	(94)
Total provision for unpaid losses and loss adjustment expenses	2,889	985	30	3,904
Payments	(2,334)	(1,028)	(158)	(3,520)
Foreign currency adjustment	(29)	—	—	(29)
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,952	1,764	1,007	25,723
Reinsurance and other recoverables	4,586	36	1,590	6,212
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,538	$1,800	$2,597	$31,935
Earned premiums and fee income	$5,120	$1,461
Loss and loss expense paid ratio [1]	45.6	70.4
Loss and loss expense incurred ratio	56.6	68.1
Prior accident year development (pts) [2]	(2.4)	(0.2)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$54	$53	$107	$71	$65	$136
Winter storms	(4)	—	(4)	19	5	24
Wildfires	—	3	3	—	3	3
Ukraine conflict [1]	—	—	—	23	—	23
Other international	2	—	2	2	—	2
Catastrophes before assumed reinsurance	52	56	108	115	73	188
Global assumed reinsurance business [1] [2]	15	—	15	33	—	33
Total catastrophe losses	$67	$56	$123	$148	$73	$221
[1]Total catastrophe losses resulting from the Ukraine conflict were $27, net of reinsurance, including $4 within global assumed reinsurance for the six months ended June 30, 2022, all in the first quarter.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	9	—	—	9
General liability	(10)	—	31	21
Marine	(3)	—	—	(3)
Package business	(13)	—	—	(13)
Commercial property	(6)	—	—	(6)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed reinsurance	—	—	—	—
Automobile liability	12	—	—	12
Homeowners	—	—	—	—
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	(26)	(1)	—	(27)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net	2	1	(7)	(4)
Total prior accident year development	$(88)	$—	$30	$(58)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(85)	$—	$—	$(85)
Workers’ compensation discount accretion	18	—	—	18
General liability	2	—	31	33
Marine	(3)	—	—	(3)
Package business	(24)	—	—	(24)
Commercial property	(21)	—	—	(21)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed reinsurance	12	—	—	12
Automobile liability	12	(5)	—	7
Homeowners	—	—	—	—
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(29)	(1)	—	(30)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net	10	3	(7)	6
Total prior accident year development	$(121)	$(3)	$30	$(94)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,635	861	—	3,496
Current accident year catastrophes	268	74	—	342
Prior accident year development [1]	133	(86)	33	80
Total provision for unpaid losses and loss adjustment expenses	3,036	849	33	3,918
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(45)	—	—	(45)
Payments	(2,112)	(896)	(78)	(3,086)
Foreign currency adjustment	(7)	—	—	(7)
Ending liabilities for unpaid losses and loss adjustment expenses, net	21,659	1,761	1,257	24,677
Reinsurance and other recoverables	4,456	35	1,414	5,905
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,115	$1,796	$2,671	$30,582
Earned premiums and fee income	$4,596	$1,488
Loss and loss expense paid ratio [2]	46.0	60.2
Loss and loss expense incurred ratio	66.3	57.7
Prior accident year development (pts) [3]	2.9	(5.8)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E Adverse Development Cover ("ADC") which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$77	$38	$115	$98	$55	$153
Winter storms [1]	9	(4)	5	154	18	172
Tropical Storms	1	1	2	1	1	2
Catastrophes before assumed reinsurance	87	35	122	253	74	327
Global assumed reinsurance business [2]	6	—	6	15	—	15
Total catastrophe losses	$93	$35	$128	$268	$74	$342
[1]Includes catastrophe losses from the February winter storms in Texas and other areas within Commercial Lines and Personal Lines of $210 and $24, respectively, gross of reinsurance, and $154 and $18, respectively, net of reinsurance under the Company's per occurrence property catastrophe treaty covering events other than earthquakes and named hurricanes and tropical storms. The reinsurance covers 70% of up to $250 of losses in excess of $100 from such events occurring within a seven day time period, subject to a $50 annual aggregate deductible. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(43)	$—	$—	$(43)
Workers’ compensation discount accretion	9	—	—	9
General liability	—	—	—	—
Marine	(5)	—	—	(5)
Package business	(19)	—	—	(19)
Commercial property	(7)	—	—	(7)
Professional liability	(6)	—	—	(6)
Bond	(14)	—	—	(14)
Assumed Reinsurance	(2)	—	—	(2)
Automobile liability	—	(20)	—	(20)
Homeowners	—	4	—	4
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(53)	(29)	—	(82)
Uncollectible reinsurance	—	—	(1)	(1)
Other reserve re-estimates, net	(4)	1	1	(2)
Prior accident year development before change in deferred gain	(144)	(44)	—	(188)
Change in deferred gain on retroactive reinsurance included in other liabilities	39	—	—	39
Total prior accident year development	$(105)	$(44)	$—	$(149)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(83)	$—	$—	$(83)
Workers’ compensation discount accretion	18	—	—	18
General liability	307	—	—	307
Marine	1	—	—	1
Package business	(46)	—	—	(46)
Commercial property	(20)	—	—	(20)
Professional liability	(7)	—	—	(7)
Bond	(14)	—	—	(14)
Assumed reinsurance	—	—	—	—
Automobile liability	—	(43)	—	(43)
Homeowners	—	1	—	1
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(57)	(41)	—	(98)
Uncollectible reinsurance	(5)	—	(5)	(10)
Other reserve re-estimates, net	(6)	(3)	38	29
Total prior accident year development	88	(86)	33	35
Change in deferred gain on retroactive reinsurance included in other liabilities	45	—	—	45
Total prior accident year development	$133	$(86)	$33	$80
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2022 and 2021 periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Written premiums	$2,836	$2,494	14%	$5,645	$4,997	13%
Change in unearned premium reserve	221	150	47%	544	418	30%
Earned premiums	2,615	2,344	12%	5,101	4,579	11%
Fee income	10	8	25%	19	17	12%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,467	1,339	10%	2,862	2,635	9%
Current accident year catastrophes [1]	67	93	(28%)	148	268	(45%)
Prior accident year development [1]	(88)	(105)	16%	(121)	133	(191%)
Total losses and loss adjustment expenses	1,446	1,327	9%	2,889	3,036	(5%)
Amortization of deferred policy acquisition costs	385	346	11%	756	690	10%
Underwriting expenses	447	405	10%	872	799	9%
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	7	6	17%	14	12	17%
Underwriting gain	333	261	28%	575	45	NM
Net servicing income	—	7	(100%)	1	9	(89%)
Net investment income [2]	356	382	(7%)	689	709	(3%)
Net realized gains (losses) [2]	(198)	47	NM	(289)	91	NM
Other expenses	(1)	(6)	83%	(8)	(10)	20%
Income before income taxes	490	691	(29%)	968	844	15%
Income tax expense [3]	101	122	(17%)	196	146	34%
Net income	$389	$569	(32%)	$772	$698	11%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Small Commercial:
Net new business premium	$201	$170	$387	$346
Policy count retention [1]	85%	84%	86%	84%
Renewal written price increases	3.2%	3.1%	3.2%	2.7%
Renewal earned price increases	3.4%	2.3%	3.3%	2.3%
Policies in-force as of end of period (in thousands)	1,395	1,329
Middle Market [2]:
Net new business premium	$130	$147	$250	$269
Policy count retention [1]	84%	82%	84%	81%
Renewal written price increases	4.3%	6.2%	4.5%	6.2%
Renewal earned price increases	5.5%	7.6%	5.7%	7.8%
Global Specialty:
Global specialty gross new business premium [3]	$226	$237	$432	$453
Renewal written price increases [4]	5.5%	13.4%	6.7%	15.1%
Renewal earned price increases [4]	9.5%	22.8%	10.7%	23.5%
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
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.1	57.1	(1.0)	56.1	57.5	(1.4)
Current accident year catastrophes	2.6	4.0	(1.4)	2.9	5.9	(3.0)
Prior accident year development	(3.4)	(4.5)	1.1	(2.4)	2.9	(5.3)
Total loss and loss adjustment expense ratio	55.3	56.6	(1.3)	56.6	66.3	(9.7)
Expense ratio	31.7	32.0	(0.3)	31.8	32.5	(0.7)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	87.3	88.9	(1.6)	88.7	99.0	(10.3)
Impact of current accident year catastrophes and prior year development	0.8	0.5	0.3	(0.5)	(8.8)	8.3
Underlying combined ratio	88.1	89.4	(1.3)	88.2	90.3	(2.1)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net income for the three months ended June 30, 2022 decreased primarily due to a change from net realized gains to net realized losses and lower net investment income, partially offset by a higher underwriting gain.
Net income for the six months ended June 30, 2022 increased primarily due to a higher underwriting gain, partially offset by a change from net realized gains to net realized losses and, to a lesser extent, lower net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Underwriting gain increased for the three month period ended June 30, 2022 compared to the prior year three month period with the improvement primarily due to the effect of earned premium growth, a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and lower current accident year catastrophes, partially offset by lower favorable prior accident year development and an increase in underwriting expenses.
Underwriting gain increased for the six month period ended June 30, 2022 compared to the prior year six month period with the improvement primarily due to a change from unfavorable prior accident year development in the prior year period to favorable prior accident year development in the current year period, the effect of earned premium growth, lower current accident year catastrophes and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by an increase in underwriting expenses.
Underwriting expenses increased in both periods due to higher staffing and technology costs, higher performance-based commissions and a decrease in the allowance for credit losses on premiums receivable in the 2021 period, partially offset by incremental savings from Hartford Next initiatives.
Earned Premiums
[1]Other earned premiums of $11 and $13, for the three months ended June 30, 2021, and 2022, respectively, and $22 and $24 for the six months ended June 30, 2021, and 2022, respectively is included in the total.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written Premiums
[1]Other written premiums of $11 and $12, for the three months ended June 30, 2021, and 2022, respectively, and $21 and $24 for the six months ended June 30, 2021, and 2022 is included in the total.
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Earned premiums for the three and six month periods increased in 2022 due to written premium increases over the prior 12 months as well as due to higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls.
Written premiums for the three and six month periods increased in 2022 driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in both periods driven by exposure growth from higher audit and endorsement premium, new business growth, higher policy count retention, and renewal written pricing increases in all lines. Written premium grew in all lines of business, with the most significant growth in workers' compensation and package business.
•Middle & large commercial written premium increased in both periods driven by renewal written pricing increases in all lines, improved policy count retention and higher audit and endorsement premium, partially offset by a decline in new business. Written premium grew in most lines of business, including general industries, national accounts and programs business.
•Global specialty written premium increased in both periods driven by written pricing increases and for the six month period, higher retention, partially offset by a decline in new business. Written premium grew in all lines except international, with the most significant growth in global reinsurance, U.S. wholesale and financial lines.
Renewal written pricing increases were recognized in nearly all lines in the three and six month periods, with moderating price increases across most lines in middle market and global specialty.
•In small commercial, renewal written price increases were modestly higher in both the three and six month periods, with workers' compensation pricing slightly positive in 2022 due to rising wages offset by lower rates, along with mid-single digit increases in most other lines.
•In middle market, the Company recognized mid single-digit increases in most lines other than workers’ compensation, which experienced slightly positive written pricing increases as the effect of higher wages offset lower rates.
•In global specialty, we achieved mid single-digit renewal written pricing increases, with increases in marine, property, excess casualty and U.S. financial products and, for the three month period, a slight decrease in written pricing in international lines.
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Current accident year loss and LAE ratio before catastrophes decreased in both the three and six month periods primarily due to lower loss ratios in global specialty lines, workers’ compensation, general liability and programs and, for the six month period, lower COVID-19 incurred losses, partially offset by higher non-cat property losses, primarily in middle market.
In the six month period, the lower loss ratio in global specialty was partially offset by the effect on the ratio of $11 before tax in reinstatement premium owed to reinsurers related to ceding Ukraine conflict losses and a large ocean marine loss from an oil spill off the coast of Peru.
There were no COVID-19 incurred losses in the three and six months ended June 30, 2022 compared to $3 and $27 of COVID-19 incurred losses in the three and six months ended June 30, 2021, with losses in the six month period of 2021

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
including $20 in workers’ compensation and $7 in financial and other lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$300
$200
$100
$0
$-100
$-200
$93
$(105)
$67
$(88)
$268
$133
$148
$(121)
Jun 30 2021 QTD
Jun 30 2022 QTD
Jun 30 2021 YTD
Jun 30 2022 YTD
CAY CATs
PYD

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Current accident year catastrophe losses for the three months ended June 30, 2022 included losses from tornado, wind and hail events primarily in the South, Midwest and Central Plains.
Current accident year catastrophe losses for the three months ended June 30, 2021 included mostly tornado, wind and hail events, mainly concentrated in Texas and the Southeast.
Current accident year catastrophe losses for the six months ended June 30, 2022 included losses from tornado, wind and hail events primarily in the South, Midwest and Central Plains, winter storms along the East Coast and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Current accident year catastrophe losses net of reinsurance for the six months ended June 30, 2021 included losses from February winter storms primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast and along the Pacific coast.
Prior accident year development was net favorable for the three and six months ended June 30, 2022. Reserve development in the 2022 periods included reserve decreases for workers' compensation, catastrophes, package business and commercial property, partially offset by reserve increases for automobile liability and, for the six month period, assumed reinsurance. In the three and six month periods, an increase in reserves for general liability related to excess casualty and primary construction was largely offset by a reallocation of a portion of reserves for sexual molestation and sexual abuse claims from Commercial Lines to P&C Other Operations. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims. The six months ended June 30, 2022 also included reserve decreases for professional liability.
Prior accident year development was net favorable for the three months ended June 30, 2021 and was net unfavorable for the six month period ended June 30, 2021. Reserve development in the 2021 periods included reserve decreases for catastrophes, workers' compensation, package business, commercial property and bond, partially offset by professional liability reserve increases related to Navigators Group on 2018 and prior accident years and, for the six month period, an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims.
Prior accident year development in the 2021 periods included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Written premiums	$756	$760	(1%)	$1,463	$1,475	(1%)
Change in unearned premium reserve	30	22	36%	17	3	NM
Earned premiums	726	738	(2%)	1,446	1,472	(2%)
Fee income	7	8	(13%)	15	16	(6%)
Losses and loss adjustment expenses
Current accident year before catastrophes	477	447	7%	915	861	6%
Current accident year catastrophes [1]	56	35	60%	73	74	(1%)
Prior accident year development [1]	—	(44)	100%	(3)	(86)	97%
Total losses and loss adjustment expenses	533	438	22%	985	849	16%
Amortization of DAC	56	58	(3%)	113	116	(3%)
Underwriting expenses	157	154	2%	306	302	1%
Amortization of other intangible assets	—	—	—%	1	1	—%
Underwriting gain (loss)	(13)	96	(114%)	56	220	(75%)
Net servicing income [2]	4	5	(20%)	8	9	(11%)
Net investment income [3]	35	40	(13%)	68	75	(9%)
Net realized gains (losses) [3]	(18)	6	NM	(27)	13	NM
Other income (expenses)	(1)	—	NM	(1)	—	NM
Income before income taxes	7	147	(95%)	104	317	(67%)
Income tax expense [4]	1	29	(97%)	21	64	(67%)
Net income	$6	$118	(95%)	$83	$253	(67)%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Includes servicing revenues of $19 and $21 for the three months ended June 30, 2022 and 2021, respectively, and $36 and $40 for the six months ended June 30, 2022 and 2021, respectively. Includes servicing expenses of $15 and $16 for the three months ended June 30, 2022 and 2021, respectively, and $28 and $31 for the six months ended June 30, 2022 and 2021, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2022	2021	Change	2022	2021	Change
Product Line
Automobile	$509	$515	(1%)	$1,006	$1,023	(2%)
Homeowners	247	245	1%	457	452	1%
Total	$756	$760	(1%)	$1,463	$1,475	(1%)
Earned Premiums
Product Line
Automobile	$497	$509	(2%)	$990	$1,016	(3%)
Homeowners	229	229	—%	456	456	—%
Total	$726	$738	(2%)	$1,446	$1,472	(2%)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2022	2021	2022	2021
Policies in-force end of period (in thousands)
Automobile			1,315	1,339
Homeowners			756	799
Net new business premium
Automobile	$57	$56	$115	$109
Homeowners	$19	$16	$34	$29
Policy count retention [1]
Automobile	84%	85%	84%	85%
Homeowners	84%	85%	84%	85%
Renewal written price increase
Automobile	4.1%	2.3%	3.5%	2.1%
Homeowners	9.0%	8.6%	8.9%	8.9%
Renewal earned price increase
Automobile	2.7%	2.0%	2.5%	2.1%
Homeowners	8.4%	8.1%	8.4%	7.6%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal.
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2022	2021	Change	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.7	60.6	5.1	63.3	58.5	4.8
Current accident year catastrophes	7.7	4.7	3.0	5.0	5.0	—
Prior year development	—	(6.0)	6.0	(0.2)	(5.8)	5.6
Total loss and loss adjustment expense ratio	73.4	59.3	14.1	68.1	57.7	10.4
Expense ratio	28.4	27.6	0.8	28.0	27.4	0.6
Combined ratio	101.8	87.0	14.8	96.1	85.1	11.0
Impact of current accident year catastrophes and prior year development	(7.7)	1.3	(9.0)	(4.8)	0.8	(5.6)
Underlying combined ratio	94.1	88.2	5.9	91.3	85.9	5.4
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Automobile
Combined ratio	101.2	89.2	12.0	97.0	86.3	10.7
Underlying combined ratio	100.0	92.1	7.9	96.7	89.2	7.5
Homeowners
Combined ratio	103.1	82.0	21.1	94.2	84.4	9.8
Underlying combined ratio	82.0	79.2	2.8	79.7	78.2	1.5

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net income decreased in the three and six month periods ended June 30, 2022, largely driven by a decrease in underwriting results, a change from net realized gains to net realized losses and, to a lesser extent, a decrease in net investment income

Underwriting Gain (Loss)
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Underwriting gain (loss) changed from a gain to a loss in the three month period and underwriting gain decreased in the six month period, primarily due to a decrease in net favorable prior accident year reserve development and higher current accident year personal loss costs in both automobile and homeowners, and, for the three month period, an increase in current accident year catastrophe losses.
Underwriting expenses increased slightly in both three and six month periods as higher technology costs were largely offset by incremental cost savings from the Hartford Next initiative.
Earned Premiums
Written Premiums
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Earned premiums decreased in both the three and six month periods due to the effect of a decline in written premium over the prior twelve months in both Agency channels and in AARP Direct due to non-renewals exceeding new business, predominantly in automobile.
Written premiums decreased in automobile in both the three and six month periods due to the effect of non-renewed premium exceeding new business, with a decline in policy count

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
retention partially offset by the effect of written pricing increases and an increase in new business over the comparable 2021 period. Written premiums increased in homeowners primarily due to an increase in new business and the effect of written pricing increases, partially offset by slightly lower policy count retention.
Renewal written pricing increases were higher for automobile in the three and six month periods ended June 30, 2022 in response to recent higher loss cost trends while renewal written pricing increases for homeowners remained in the high single-digits in both the three and six month periods of 2021 and 2022.
Policy count retention was modestly lower for both automobile and homeowners.
Policies in-force decreased in the 2022 period in both automobile and homeowners driven by not generating enough new business to offset the loss of non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
60.6
65.7
58.5
63.3
Jun 30 2021 QTD
Jun 30 2022 QTD
Jun 30 2021 YTD
Jun 30 2022 YTD

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Current accident year Loss and LAE ratio before catastrophes increased in both automobile and homeowners in both the three and six month periods. The increase in automobile was due to an increase in average claim severity and, for the six month period, higher claim frequency driven by an increase in miles driven. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes for the three month period was due to an increase in severity and higher weather claim frequency, partially offset by the effect of earned pricing increases. For the six month period, an increase in homeowners' severity was partially offset by earned pricing increases and lower frequency of weather claims. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs and a shift to non-weather claims, which have higher average severity.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Current accident year catastrophe losses increased in the three months ended June 30, 2022 compared to the prior year period and were relatively flat for the six month period. Current accident year catastrophe losses for the three and six months ended June 30, 2022 included tornado, wind and hail events primarily in the South, Midwest and Central Plains and, for the six month period, winter storms along the East Coast. Current accident year catastrophe losses for the three months ended June 30, 2021 primarily included losses from wind and hail storms in Texas and the Southeast with catastrophes in the six months ended June 30, 2021 also including February winter storms primarily in the South and wind events on the Pacific Coast.
Prior accident year development was less favorable in the three and six month periods, with lower reserve reductions for automobile liability and prior year catastrophes. Net favorable prior accident year development in the six months ended June 30, 2022 period was primarily driven by automobile liability. Net favorable prior accident year development in the three and six month periods in 2021 was driven mostly by reserve reductions in automobile for the 2017 to 2019 accident years and a reduction in prior accident year catastrophes driven by an expected subrogation recovery related to a 2018 California wildfire.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$30	$—	NM	$30	$33	(9%)
Total losses and loss adjustment expenses	30	—	NM	30	33	(9%)
Underwriting expenses	2	2	—%	5	4	25%
Underwriting loss	(32)	(2)	NM	(35)	(37)	5%
Net investment income [2]	16	20	(20%)	32	36	(11%)
Net realized gains (losses) [2]	(9)	3	NM	(13)	5	NM
Income (loss) before income taxes	(25)	21	NM	(16)	4	NM
Income tax expense (benefit) [3]	(5)	4	NM	(4)	—	NM
Net income (loss)	$(20)	$17	NM	$(12)	$4	NM
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net income (loss) changed to a net loss in the three months ended June 30, 2022 compared to net income in the comparable 2021 period, primarily due to an increase in underwriting loss, a change from net realized gains in the 2021 period to net realized losses in the 2022 period and, to a lesser extent, a decrease in net investment income.
Net income (loss) changed to a net loss in the six months ended June 30, 2022 compared to net income in the comparable 2021 period, primarily due to a change from net realized gains in the 2021 period to net realized losses in the 2022 period.
Underwriting loss increased in the three month period, primarily due to unfavorable prior accident year reserve development in the 2022 period primarily due to reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims.
Underwriting loss decreased in the six month period, primarily due to a lower amount of unfavorable prior accident year reserve development in the 2022 period. Unfavorable development in the six months ended June 30, 2022 consisted of the sexual molestation and sexual abuse reserves reallocated from Commercial Lines. Unfavorable reserve development for the six months ended June 30, 2021 primarily consisted of an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2022. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Premiums and other considerations	$1,517	$1,427	6%	$3,007	$2,845	6%
Net investment income [1]	130	136	(4%)	253	263	(4%)
Net realized gains (losses) [1]	(70)	28	NM	(86)	47	NM
Total revenues	1,577	1,591	(1%)	3,174	3,155	1%
Benefits, losses and loss adjustment expenses	1,065	1,019	5%	2,286	2,215	3%
Amortization of DAC	9	10	(10%)	18	21	(14%)
Insurance operating costs and other expenses	365	340	7%	732	679	8%
Amortization of other intangible assets	10	10	—%	20	20	—%
Total benefits, losses and expenses	1,449	1,379	5%	3,056	2,935	4%
Income before income taxes	128	212	(40%)	118	220	(46%)
Income tax expense [2]	24	42	(43%)	20	41	(51%)
Net income	$104	$170	(39%)	$98	$179	(45%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Fully insured – ongoing premiums	$1,469	$1,378	7%	$2,907	$2,750	6%
Buyout premiums	—	—	—%	7	2	NM
Fee income	48	49	(2%)	93	93	—%
Total premiums and other considerations	$1,517	$1,427	6%	$3,007	$2,845	6%
Fully insured ongoing sales, excluding buyouts	$204	$99	106%	$593	$611	(3%)

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Group disability loss ratio	66.3%	64.2%	2.1	69.7%	66.3%	3.4
Group life loss ratio	78.9%	83.6%	(4.7)	88.6%	96.0%	(7.4)
Total loss ratio	70.2%	71.4%	(1.2)	76.0%	77.8%	(1.8)
Expense ratio [1]	25.2%	25.1%	0.1	25.5%	25.2%	0.3
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net income margin	6.6%	10.7%	(4.1)	3.1%	5.7%	(2.6)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains) excluded from core earnings, before tax	4.1%	(1.7%)	5.8	2.6%	(1.4%)	4.0
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	—	0.1%	0.1%	—
Income tax expense (benefit)	(1.0%)	0.4%	(1.4)	(0.6%)	0.3%	(0.9)
Core earnings margin	9.8%	9.5%	0.3	5.2%	4.7%	0.5

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net income decreased in the three and six months ended June 30, 2022, largely driven by a change from net realized gains in the 2021 period to net realized losses in the 2022 period, higher insurance operating expenses and a decrease in net investment income, partially offset by additional earnings generated by growth in fully insured ongoing premiums and a reduction in the total loss ratio.
Insurance operating costs and other expenses for both the three and six month period were higher as higher claim costs to handle pandemic related claims and an increase in technology costs were partially offset by incremental expense savings from the Hartford Next operational transformation and cost reduction program.
Fully Insured Ongoing Premiums
[1]Other of $79 and $90 for the three months ended June 30, 2021 and 2022, respectively, and $156 and $177 for the six months ended June 30, 2021 and 2022, respectively, which includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Fully insured ongoing premiums increased primarily in group disability driven by an increase in exposure on existing accounts resulting from increased enrollment, low unemployment, and wage increases, as well as strong persistency.
Fully insured ongoing sales, excluding buyouts, increased in the three month period in both group disability and group life and decreased in the six month period primarily in group disability due to the prior year period benefiting from the expansion of paid medical leave in several states.
Ratios
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Total loss ratio decreased 1.2 points for the three-month period reflecting a lower group life loss ratio, partially offset by a higher group disability loss ratio. The group life loss ratio decreased 4.7 points driven by a 4.9 point decrease in excess mortality. For the three-month period ended June 30, 2022 and 2021, the Company recognized excess mortality losses (benefit) of $(5) and $25, respectively. Included in the excess mortality estimate for the three months ended June 30, 2022 and 2021 are estimated losses of $19 and $88, respectively, for the current accident quarter and favorable development of $24 and $63, respectively, on excess mortality estimates related to prior quarters. The disability loss ratio increased 2.1 points primarily due to a lower New York Paid Family Leave risk adjustment benefit with $10 recorded in the 2022 period versus $22 recorded in the 2021 period. A benefit related to COVID-19 impacts of $5 and $6, respectively, was recognized on short-term disability losses for the three months ended June 30, 2022 and 2021.
Total loss ratio decreased 1.8 points for the six-month period reflecting a lower group life loss ratio, partially offset by a higher group disability loss ratio. The group life loss ratio decreased 7.4 points driven by a 9.8 point decrease in excess mortality claims partially offset by a higher loss ratio on accidental death business. For the six-month period ended June 30, 2022 and 2021, excess mortality losses were $91 and $210, respectively. The group disability loss ratio increased 3.4 points primarily due to a lower New York Paid Family Leave risk adjustment benefit

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
with $9 recorded in the 2022 period versus $22 recorded in the 2021 period, as well as less favorable prior period development on long-term disability as the 2021 period benefited from low incidence levels earlier in the pandemic. COVID-19 related short-term disability losses of $4 and $7, respectively, were recognized in the six months ended June 30, 2022 and 2021.
Expense ratio increased slightly in both the three and six month periods driven by higher claim costs to handle pandemic related claims and an increase in technology costs, partially offset by incremental expense savings from the Hartford Next operational transformation and cost reduction program and higher earned premiums.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Fee income and other revenue	$263	$296	(11%)	$550	$578	(5%)
Net investment income	1	—	NM	2	1	100%
Net realized gains (losses)	(13)	2	NM	(22)	4	NM
Total revenues	251	298	(16%)	530	583	(9%)
Amortization of contingent deferred commissions [1]	3	3	—%	6	6	—%
Operating costs and other expenses	204	228	(11%)	430	452	(5%)
Total benefits, losses and expenses	207	231	(10%)	436	458	(5%)
Income before income taxes	44	67	(34%)	94	125	(25%)
Income tax expense [2]	10	15	(33%)	18	26	(31%)
Net income	$34	$52	(35%)	$76	$99	(23%)
Daily average Hartford Funds AUM	$136,841	$150,527	(9%)	$143,449	$146,866	(2%)
ROA [3]	9.9	13.8	(28%)	10.6	13.5	(21%)
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains) excluded from core earnings, before tax	3.9	(0.5)	NM	3.1	(0.5)	NM
Effect of income tax expense (benefit)	(0.9)	0.3	NM	(0.6)	0.1	NM
ROA, core earnings [3]	12.9	13.6	(5%)	13.1	13.1	—%
[1]Reported in amortization of DAC in the Condensed Consolidated Statements of Operations.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[3]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Mutual Fund and ETF AUM - beginning of period	$133,985	$130,254	3%	$142,632	$124,627	14%
Sales - Mutual Fund	7,965	8,654	(8%)	17,443	17,852	(2%)
Redemptions - Mutual Fund	(9,942)	(6,300)	(58%)	(19,987)	(14,728)	(36%)
Net flows - ETF	(34)	86	(140%)	109	90	21%
Net flows - Mutual Fund and ETF	(2,011)	2,440	(182%)	(2,435)	3,214	(176%)
Change in market value and other	(16,568)	5,817	NM	(24,791)	10,670	NM
Mutual Fund and ETF AUM - end of period	115,406	138,511	(17%)	115,406	138,511	(17%)
Talcott Resolution life and annuity separate account AUM [1]	11,992	15,282	(22%)	11,992	15,282	(22%)
Hartford Funds AUM - end of period	$127,398	$153,793	(17%)	$127,398	$153,793	(17%)
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Mutual Fund and ETF AUM by Asset Class

	As of June 30,
	2022	2021	Change
Equity - Mutual Funds	$74,891	$93,448	(20)%
Fixed Income - Mutual Funds	17,388	18,913	(8)%
Multi-Strategy Investments - Mutual Funds [1]	20,362	23,039	(12)%
Equity - ETF	1,756	2,251	(22)%
Fixed Income - ETF	1,009	860	17%
Mutual Fund and ETF AUM	$115,406	$138,511	(17)%
[1]Includes balanced, allocation, and alternative investment products.

Net Income
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net income decreased for both the three and six month periods, primarily due to a change from net realized gains to net realized losses related to investments in funds seeded by the Company, and, for the three month period, due to lower fee income net of variable expenses as a result of a decrease in daily average assets under management.
Hartford Funds AUM
June 30, 2022 compared to June 30, 2021
Hartford Funds AUM decreased primarily due to a decrease in market values over the previous twelve months and due to net outflows. Net outflows on mutual fund and ETF were $2,011 and $2,435, respectively, in the three and six months ended June 30, 2022 compared to net inflows of $2,440 and $3,214, respectively, for the three and six months ended June 30, 2021.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Fee income [1]	$13	$14	(7%)	$26	$26	—%
Other revenue (loss)	—	(2)	100%	1	(10)	110%
Net investment income	3	3	—%	6	6	—%
Net realized gains (losses)	(30)	61	(149%)	(46)	67	(169%)
Total revenues (losses)	(14)	76	(118%)	(13)	89	(115%)
Benefits, losses and loss adjustment expenses [2]	2	2	—%	4	3	33%
Insurance operating costs and other expenses [1]	23	45	(49%)	36	58	(38%)
Interest expense [3]	51	57	(11%)	113	114	(1%)
Restructuring and other costs	2	—	NM	7	11	(36%)
Total benefits, losses and expenses	78	104	(25%)	160	186	(14%)
Loss before income taxes	(92)	(28)	NM	(173)	(97)	(78%)
Income tax benefit [4]	(21)	(7)	NM	(43)	(18)	(139%)
Net loss	(71)	(21)	NM	(130)	(79)	(65%)
Preferred stock dividends	5	5	—%	10	10	—%
Net loss available to common stockholders	$(76)	$(26)	(192)%	$(140)	$(89)	(57)%
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
[3]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net loss available to common stockholders for the three and six months ended June 30, 2022 increased from the comparable 2021 periods, primarily due a change from net realized gains in the 2021 periods to net realized losses in the 2022 periods, partially offset by legal and consulting costs in incurred in the 2021 periods associated with the unsolicited proposals from Chubb Limited to acquire the Company, and, for the six month period, the effect of a loss of $11 before tax in the 2021 period from the Company’s previously owned equity interest in Talcott Resolution.
For the three month period, lower interest expense and a higher tax benefit for stock-based compensation were largely offset by a $9 loss on extinguishment of debt in the 2022 period.
Interest Expense
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest expense decreased for the three months ended June 30, 2022, largely due to the redemption of $600 in 7.875% junior subordinated debentures in April, 2022.

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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, an aggregate property catastrophe treaty, and individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate losses of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $0.5, in excess of a $700 retention. The occurrence-based property catastrophe treaty responds in excess of $100 per occurrence, subject to a $50 annual aggregate deducible for all perils other than earthquakes and named hurricanes and tropical storms. For earthquakes and named hurricanes and tropical storms the occurrence based property treaty responds in excess of $350. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties incepting January 1, 2021, do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2022 [1]

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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of June 30, 2022. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford's 2021 Form 10-K Annual Report, and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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
As of June 30, 2022, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the six months ended June 30, 2022, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company primarily uses credit derivatives to purchase credit protection with respect to a referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference indexes of CMBS issuers.
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

Fixed Maturities, AFS by Credit Quality
	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,617	$5,326	14.0%	$5,706	$5,881	13.7%
AAA	5,775	5,576	14.7%	5,917	6,133	14.3%
AA	7,186	6,847	18.1%	7,279	7,718	18.0%
A	10,212	9,660	25.5%	10,277	10,962	25.6%
BBB	9,256	8,514	22.5%	9,196	9,708	22.7%
BB & below	2,212	1,964	5.2%	2,413	2,445	5.7%
Total fixed maturities, AFS	$40,258	$37,887	100.0%	$40,788	$42,847	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2021, primarily due to higher interest rates and wider credit spreads. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2022						December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$1,105	$—	$1	$(25)	$1,081	2.9%	$959	$—	$11	$(2)	$968	2.3%
Other	277	—	—	(16)	261	0.7%	166	—	2	(1)	167	0.4%
CLO	2,999	—	2	(111)	2,890	7.6%	3,019	—	8	(2)	3,025	7.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,236	(1)	18	(61)	1,192	3.1%	1,390	—	75	(5)	1,460	3.4%
Bonds	2,140	—	1	(141)	2,000	5.3%	2,327	—	92	(9)	2,410	5.6%
Interest only	211	—	7	(12)	206	0.5%	238	—	12	(1)	249	0.6%
Corporate
Basic industry	806	(3)	2	(64)	741	2.0%	761	—	34	(5)	790	1.8%
Capital goods	1,334	—	4	(94)	1,244	3.3%	1,442	—	84	(9)	1,517	3.5%
Consumer cyclical	1,177	(1)	—	(90)	1,086	2.9%	1,161	(1)	50	(5)	1,205	2.8%
Consumer non-cyclical	2,155	—	5	(160)	2,000	5.3%	2,473	—	134	(8)	2,599	6.1%
Energy	1,325	(1)	6	(98)	1,232	3.3%	1,405	—	99	(2)	1,502	3.5%
Financial services	5,030	—	3	(350)	4,683	12.4%	4,648	—	214	(20)	4,842	11.3%
Tech./comm.	2,506	(1)	15	(202)	2,318	6.1%	2,658	—	216	(11)	2,863	6.7%
Transportation	710	—	—	(67)	643	1.7%	744	—	43	(3)	784	1.8%
Utilities	1,897	(2)	12	(156)	1,751	4.6%	1,917	—	141	(8)	2,050	4.8%
Other	491	—	—	(38)	453	1.2%	535	—	23	(3)	555	1.3%
Foreign govt./govt. agencies	715	(4)	2	(52)	661	1.7%	883	—	33	(6)	910	2.1%
Municipal bonds
Taxable	1,083	—	3	(91)	995	2.6%	1,079	—	83	(2)	1,160	2.7%
Tax-exempt	6,249	—	121	(298)	6,072	16.0%	6,394	—	704	(1)	7,097	16.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,799	—	3	(117)	1,685	4.4%	1,337	—	44	(11)	1,370	3.2%
Non-agency	2,327	—	—	(189)	2,138	5.6%	2,101	—	11	(16)	2,096	4.9%
Alt-A	9	—	—	—	9	—%	12	—	1	—	13	—%
Sub-prime	95	—	2	—	97	0.3%	160	—	4	—	164	0.4%
U.S. Treasuries	2,582	—	7	(140)	2,449	6.5%	2,979	—	86	(14)	3,051	7.1%
Total fixed maturities, AFS	$40,258	$(13)	$214	$(2,572)	$37,887	100.0%	$40,788	$(1)	$2,204	$(144)	$42,847	100.0%
Fixed maturities, FVO					$342						$160
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2021, primarily due to higher interest rates and wider credit spreads. In the first half of 2022, the Company primarily decreased holdings of U.S. treasuries, CMBS, and corporate bonds, while primarily increasing holdings in non-agency and agency RMBS.
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,233	$1,189	$3	$3	$—	$—	$—	$—	$—	$—	$1,236	$1,192
Bonds	793	753	558	520	424	394	136	123	229	210	2,140	2,000
Interest Only	120	117	81	79	—	—	9	9	1	1	211	206
Total CMBS	2,146	2,059	642	602	424	394	145	132	230	211	3,587	3,398
RMBS
Agency	1,778	1,664	21	21	—	—	—	—	—	—	1,799	1,685
Non-Agency	1,178	1,104	512	465	351	311	255	230	31	28	2,327	2,138
Alt-A	—	—	—	—	—	—	1	1	8	8	9	9
Sub-Prime	6	6	28	29	21	21	8	8	32	33	95	97
Total RMBS	2,962	2,774	561	515	372	332	264	239	71	69	4,230	3,929
Total CMBS & RMBS	$5,108	$4,833	$1,203	$1,117	$796	$726	$409	$371	$301	$280	$7,817	$7,327

Exposure to CMBS & RMBS Bonds as of December 31, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,380	$1,450	$10	$10	$—	$—	$—	$—	$—	$—	$1,390	$1,460
Bonds	950	995	571	593	439	453	182	186	185	183	2,327	2,410
Interest Only	134	141	92	96	1	1	10	10	1	1	238	249
Total CMBS	2,464	2,586	673	699	440	454	192	196	186	184	3,955	4,119
RMBS
Agency	1,315	1,347	22	23	—	—	—	—	—	—	1,337	1,370
Non-Agency	840	845	554	552	477	473	199	196	31	30	2,101	2,096
Alt-A	—	—	—	—	—	—	—	—	12	13	12	13
Sub-Prime	6	7	34	35	47	48	24	24	49	50	160	164
Total RMBS	2,161	2,199	610	610	524	521	223	220	92	93	3,610	3,643
Total CMBS & RMBS	$4,625	$4,785	$1,283	$1,309	$964	$975	$415	$416	$278	$277	$7,565	$7,762
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
As of June 30, 2022, mortgage loans had an amortized cost of $5.9 billion and carrying value of $5.9 billion, with an ACL of $36. As of December 31, 2021, mortgage loans had an amortized cost of $5.4 billion and carrying value of $5.4 billion, with an ACL of $29. The increase in the allowance is primarily attributable to the potential impact of current economic conditions on real estate property valuations and net additions of new loans.
The Company funded $672 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 56% and a weighted average yield of 3.1% during the six months ended June 30, 2022. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality multi-family, industrial, and retail properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2022, or December 31, 2021.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$925	$916	AA	$910	$1,031	AA+
Pre-refunded [1]	375	390	AAA	487	519	AAA
Revenue
Transportation	1,557	1,493	A+	1,404	1,579	A+
Health Care	1,258	1,174	A+	1,274	1,397	A+
Leasing [2]	760	721	AA-	813	874	AA-
Education	679	657	AA	670	748	AA
Water & Sewer	425	407	AA	504	538	AA
Sales Tax	348	347	AA	370	436	AA
Power	277	274	A	317	357	A+
Housing	75	66	AA-	98	103	AA
Other	653	622	A+	626	675	AA-
Total Revenue	6,032	5,761	AA-	6,076	6,707	AA-
Total Municipal	$7,332	$7,067	AA-	$7,473	$8,257	AA-
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
As of June 30, 2022, the largest issuer concentrations were the New York State Dormitory Authority, the New York City Transitional Finance Authority, and the Grand Parkway Transportation Corporation of Texas, which each comprised less than 2% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2021, the largest issuer concentrations were the New York State Dormitory Authority, the Pennsylvania State Turnpike Commission, and the State of California, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 13% of the fair value of the Company's investment portfolio.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include real estate funds, private equity funds, and hedge funds and other funds as well as other alternative investments.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate funds	$88	23.6%	$25	13.6%	$139	19.7%	$26	7.8%
Private equity funds	63	18.7%	117	46.3%	131	20.5%	214	46.4%
Hedge funds and other funds	5	6.8%	11	22.7%	13	9.0%	19	21.1%
Other alternative investments [2]	2	1.4%	38	36.3%	1	0.4%	44	21.3%
Total	$158	17.3%	$191	32.5%	$284	16.3%	$303	27.8%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds, and public equity.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate funds	$1,584	41.1%	$1,315	39.2%
Private equity funds	1,445	37.5%	1,256	37.5%
Hedge funds and other funds	318	8.2%	274	8.2%
Other alternative investments [1]	509	13.2%	508	15.1%
Total	$3,856	100.0%	$3,353	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds, and public equity.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.6 billion as of June 30, 2022, and have increased $2,428, from December 31, 2021, primarily due to higher interest rates and wider credit spreads. As of June 30, 2022, $2.2 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.4 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities and municipal bonds that are mainly depressed because current interest rates are higher and market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	1,506	$12,389	$(1)	$(420)	$11,968	640	$6,193	$—	$(32)	$6,161
Greater than three to six months	1,947	13,543	—	(1,184)	12,359	404	3,249	—	(55)	3,194
Greater than six to nine months	544	3,965	—	(385)	3,580	101	571	—	(5)	566
Greater than nine to eleven months	370	2,846	—	(363)	2,483	171	1,041	—	(29)	1,012
Twelve months or more	380	1,970	(3)	(220)	1,747	184	631	—	(23)	608
Total	4,747	$34,713	$(4)	$(2,572)	$32,137	1,500	$11,685	$—	$(144)	$11,541

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	199	$1,480	$(1)	$(360)	$1,119	—	$—	$—	$—	$—
Greater than three to six months	9	36	—	(15)	21	—	—	—	—	—
Twelve months or more	19	5	—	(2)	3	20	5	—	(3)	2
Total	227	$1,521	$(1)	$(377)	$1,143	20	$5	$—	$(3)	$2
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2022
Changes to the ACL for the three months ended June 30, 2022, were less than $1. For the six months ended June 30, 2022, the Company recorded a net increase in the ACL of $12. The increase was primarily attributable to new expected credit losses on four issuers with Russian exposure. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1 for both the three and six months ended June 30, 2022. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
Intent-to-sell impairments were $0 and $3 for the three and six months ended June 30, 2022, respectively, with impairments in the six month period related to one corporate issuer in the financial services sector.

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
Three and six months ended June 30, 2021
There were no new additions to the ACL or improvements on issuers that had an ACL recognized in the three months ended June 30, 2021. In the six months ended June 30, 2021, the Company recorded net reversals of credit losses on fixed maturities, AFS of $4, including reversals of $6 and additions of $2. The reversals were primarily attributable to increases in the fair value of corporate issuers that had an ACL, primarily related to a large regional and commercial aircraft lessor. Additions relate to new expected credit losses on a media/entertainment company. Unrealized losses on securities with an ACL recognized in other comprehensive income were less than $1 for both the three and six months ended June 30, 2021
There were no intent-to-sell impairments in the three and six months ended June 30, 2021.
ACL on Mortgage Loans
Three and six months ended June 30, 2022
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
For the three and six months ended June 30, 2022, the Company recorded an increase in the ACL on mortgage loans of $5 and $7, respectively. The increase in the allowance is primarily attributable to the potential impact of current economic conditions on real estate property valuations and net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three and six months ended June 30, 2021
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2022:
•$1.1 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of June 30, 2022, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2022, there were no borrowings outstanding.

2022 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $2.0 billion for 2022, with $1.4 billion to $1.5 billion of net dividends expected in 2022, including $750 paid to HFSG Holding Company through June 30, 2022.
•Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has dividend capacity of $241 in 2022 with $200 to $240 of dividends expected in 2022, including $90 paid to HFSG Holding Company through June 30, 2022.
•Hartford Funds - HFSG Holding Company expects to receive $160 to $180 in dividends from Hartford Funds in 2022, including $85 received through June 30, 2022.

Expected liquidity requirements for the next twelve months as of June 30, 2022:
•$194 of interest on debt, including, for the 3-month LIBOR plus 2.125% Notes due 2067, interest at a rate of 4.39% given the 10-year interest rate swap agreement the Company entered into in April 2017;

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$505 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of June 30, 2022:
•Interest on debt and debt repayments, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the six months ended June 30, 2022, the Company repurchased 12.0 million common shares for $850 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2022. As of June 30, 2022, the Company has $448 remaining for equity repurchases under this share repurchase program. During the period July 1, 2022 through July 27, 2022, the Company repurchased approximately 1.7 million common shares for $107.
In addition to the authorization covering the period from January 1, 2021 to December 31, 2022, in July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. While the Company has the flexibility to use a portion of the new authorization in 2022, it expects to use the vast majority of the new authorization in 2023 and 2024. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

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
Debt
On April 15, 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2022:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 18, 2022	June 1, 2022	July 5, 2022	$0.385
July 20, 2022	September 1, 2022	October 4, 2022	$0.385
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 18, 2022	August 1, 2022	August 15, 2022	$375.00
July 20, 2022	November 1, 2022	November 15, 2022	$375.00
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
Through the first six months of 2022, HFSG Holding Company received $925 of net dividends from its subsidiaries, including $90 from HLA, $85 from Hartford Funds and $750 from its U.S. P&C subsidiaries, excluding $95 of P&C dividends that were subsequently contributed to P&C subsidiaries and $24 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2022, the Company anticipates receiving approximately $650 to $750 of net dividends from its U.S. P&C subsidiaries, $110 to $150 of dividends from HLA and $75 to $95 of dividends from Hartford Funds.
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
For further information regarding Shelf Registrations, see Note Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of June 30, 2022, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
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
As of June 30, 2022 there were no amounts outstanding at the HFSG Holding Company.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2022, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($103 as of June 30, 2022) commitment. As of June 30, 2022, letters of credit with an aggregate face amount of $104 and £65 million, or $79, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of June 30, 2022, The Hartford was in compliance with all financial covenants of both facilities.
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
As of June 30, 2022, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty
As of June 30, 2022
Fixed maturities	$29,708
Short-term investments	1,068
Cash	225
Less: Derivative collateral	41
Total	$30,960
Property & Casualty operations invested assets also include $1.2 billion in equity securities, $4.2 billion in mortgage loans and $3.1 billion in limited partnerships and other alternative investments.

Group Benefits Operations
As of June 30, 2022
Fixed maturities	$8,207
Short-term investments	267
Cash	25
Less: Derivative collateral	16
Total	$8,483
Group Benefits operations invested assets also include $297 in equity securities, $1.6 billion in mortgage loans and $786 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of June 30, 2022 were $31.9 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR"). The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves in the Company's 2021 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of June 30, 2022 were $8.9 billion. Estimated group life and disability obligations are based on assumptions comparable with the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2021 Form 10-K Annual Report. For additional information about future policy benefits, see Note 10 Reserve for Future Policy Benefits and for historical payments by reserve line, net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's
2021 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $438 as of June 30, 2022 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits, see Note 10 - Reserve for Future Policy Benefits.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of June 30, 2022, Hartford Funds cash and short-term investments were $228.
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
|CAPITALIZATION

Capital Structure
	June 30, 2022	December 31, 2021	Change
Long-term debt	$4,355	$4,944	(12%)
Total debt	4,355	4,944	(12%)
Common stockholders' equity excluding AOCI, net of tax	17,154	17,337	(1%)
Preferred stock	334	334	—%
AOCI, net of tax	(3,262)	172	NM
Total stockholders’ equity	14,226	17,843	(20%)
Total capitalization	$18,581	$22,787	(18%)
Debt to stockholders’ equity	31%	28%
Debt to capitalization	23%	22%
Total capitalization decreased $4,206 as of June 30, 2022 compared to December 31, 2021 primarily due to an increase in net unrealized losses on fixed maturities, AFS, share repurchases, and the Company's redemption of its 7.875%
junior subordinated debentures, partially offset by net income in excess of common stockholder dividends in the period.
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
Debt of Notes to Consolidated Financial Statement in The Hartford's 2021 Form 10-K Annual Report.

|CASH FLOW[1]

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1,403	$1,597
Net cash provided by (used for) investing activities	$387	$(579)
Net cash used for financing activities	$(1,773)	$(933)
Cash and restricted cash– end of period	$348	$308
[1]Cash activities in 2021 include cash flows related to Continental Europe Operations that was sold on December 29, 2021. See Note 22 - Business Dispositions of Notes to Consolidated Financial Statements included in The Hartford's 2021 Form 10-K Annual Report for discussion of this transaction.
Cash provided by operating activities decreased in 2022 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits loss and loss adjustment expenses paid, higher operating expenses, including increased commissions and staffing costs, and an increase in tax payments, partially offset by an increase in P&C and Group Benefits premiums received.
Cash provided by (used for) investing activities increased from net outflows in the 2021 period to net inflows in the 2022 period as a result of change from net payments for to net proceeds from short term investments and a decrease in net payments for equity securities, partially offset by a decrease in net proceeds from fixed maturities as well as an increase in net payments for partnerships.
Cash used for financing activities increased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, as well as an increase in share repurchases in 2022.
Operating cash flow for the six months ended June 30, 2022 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of July 27, 2022
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2022	$11,914	$2,410	$14,324
Statutory income	907	144	1,051
Contributions from (dividends to) parent	(750)	(90)	(840)
Other items	(325)	4	(321)
Net change to U.S. statutory capital	(168)	58	(110)
U.S statutory capital at June 30, 2022	$11,746	$2,468	$14,214
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

ACRONYMS

A&E	Asbestos and Environmental	HLA	Hartford Life and Accident Insurance Company
ABS	Asset Backed Securities	IBNR	Incurred But Not Reported
ACL	Allowance for Credit Losses	IT	Information Technology
ADC	Adverse Development Cover	LCL	Liability for Credit Losses
AFS	Available-For-Sale	LIBOR	London Inter-Bank Offered Rate
ALAE	Allocated Loss Adjustment Expenses	LTD	Long-Term Disability
AOCI	Accumulated Other Comprehensive Income	LTV	Loan-to-Value
AUM	Assets Under Management	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
BSA	Boy Scouts of America	NAIC	National Association of Insurance Commissioners
CAY	Current Accident Year	NIC	Navigators Insurance Company
CLO	Collateralized Loan Obligations	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CMBS	Commercial Mortgage-Backed Securities	NM	Not Meaningful
CPRI	Credit and Political Risk Insurance	NOLs	Net Operating Loss Carryforwards or Carrybacks
DAC	Deferred Policy Acquisition Costs	NSIC	Navigators Specialty Insurance Company
DEI	Diversity, Equity and Inclusion	OCI	Other Comprehensive Income
DLR	Disabled Life Reserve	OTC	Over-the-Counter
DSCR	Debt Service Coverage Ratio	P&C	Property and Casualty
ERCC	Enterprise Risk and Capital Committee	PG&E	PG&E Corporation and Pacific Gas and Electric Company
ESPP	The Hartford Employee Stock Purchase Plan	PV&T	Political Violence and Terrorism
ETF	Exchange-Traded Funds	PYD	Prior Year Development
FAL	Funds at Lloyd's	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	RMBS	Residential Mortgage-Backed Securities
FHLBB	Federal Home Loan Bank of Boston	ROA	Return on Assets
FVO	Fair Value Option	ROE	Return on Equity
GAAP	Generally Accepted Accounting Principles	SCR	Solvency Capital Requirement
HFSG	Hartford Financial Services Group, Inc.	SOFR	Secured Overnight Funding Rate
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses
HIMCO	Hartford Investment Management Company

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2022.
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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended June 30, 2022 are set forth below. During the period from July 1, 2022 to July 27, 2022, the Company repurchased 1.7 million shares for $107.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2022
Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
April 1, 2022 - April 30, 2022	2,221,019	$72.41	2,212,000	$738
May 1, 2022 - May 31, 2022	3,435,763	$69.77	3,427,927	$498
June 1, 2022 - June 30, 2022	718,886	$70.83	715,575	$448
Total	6,375,668	$70.81	6,355,502
[1]Includes 20,166 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations.The Company paid an average price per share of $71.30 in employee tax withholding obligations related to net share settlements in the three months ended June 30, 2022.
[2]On December 17, 2020, the Board of Directors authorized a new equity repurchase plan for $1.5 billion for the period commencing January 1, 2021 through December 31, 2022. The Board of Directors increased this authorization by $1.0 billion on April 22, 2021 and by $500 on October 28, 2021, bringing the aggregate repurchase authorization to $3.0 billion through December 31, 2022. In addition to the authorization covering the period from January 1, 2021 to December 31, 2022, in July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024, which is not reflected in the table above. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Item 6.
EXHIBITS

See Exhibits Index on page	108.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2022
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 28, 2022	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)