Form 10-Q
period 2022-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2022-10-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 26, 2022, there were outstanding 318,098,929 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 27, 2022

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2022	2021	2022	2021
	(Unaudited)
Revenues
Earned premiums	$4,910	$4,565	$14,371	$13,368
Fee income	328	377	1,031	1,107
Net investment income	487	650	1,537	1,740
Net realized (losses) gains	(166)	70	(649)	297
Other revenues	21	24	56	62
Total revenues	5,580	5,686	16,346	16,574
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,408	3,420	9,602	9,556
Amortization of deferred policy acquisition costs ("DAC")	467	419	1,360	1,252
Insurance operating costs and other expenses	1,203	1,200	3,632	3,546
Interest expense	50	58	163	172
Amortization of other intangible assets	18	18	53	53
Restructuring and other costs	3	(12)	10	(1)
Total benefits, losses and expenses	5,149	5,103	14,820	14,578
Income before income taxes	431	583	1,526	1,996
Income tax expense	92	101	300	360
Net income	339	482	1,226	1,636
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$333	$476	$1,210	$1,620
Net income available to common stockholders per common share
Basic	$1.03	$1.38	$3.70	$4.60
Diluted	$1.02	$1.36	$3.65	$4.54
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
	(Unaudited)
Net income	$339	$482	$1,226	$1,636
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities	(1,180)	(274)	(4,654)	(904)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	(5)	—	(5)	—
Change in net gain on cash flow hedging instruments	39	1	63	1
Change in foreign currency translation adjustments	(19)	(4)	(27)	(1)
Changes in pension and other postretirement plan adjustments	13	14	37	41
Other comprehensive loss, net of tax	(1,152)	(263)	(4,586)	(863)
Comprehensive income (loss)	$(813)	$219	$(3,360)	$773
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale ("AFS"), at fair value (amortized cost of $39,587 and $40,788, and allowance for credit losses ("ACL") of $15 and $1)	$35,717	$42,847
Fixed maturities, at fair value using the fair value option ("FVO")	335	160
Equity securities, at fair value	1,678	2,094
Mortgage loans (net of ACL of $36 and $29)	5,931	5,383
Limited partnerships and other alternative investments	4,108	3,353
Other investments	168	215
Short-term investments	2,724	3,697
Total investments	50,661	57,749
Cash	175	205
Restricted cash	110	132
Premiums receivable and agents' balances (net of ACL of $108 and $105)	4,990	4,445
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $105 and $99)	6,644	6,523
Deferred policy acquisition costs	1,008	881
Deferred income taxes, net	1,507	270
Goodwill	1,911	1,911
Property and equipment, net	941	1,027
Other intangible assets, net	796	858
Other assets	3,058	2,577
Total assets	$71,801	$76,578
Liabilities
Unpaid losses and loss adjustment expenses	$40,601	$39,659
Reserve for future policy benefits	567	596
Other policyholder funds and benefits payable	659	687
Unearned premiums	7,934	7,194
Long-term debt	4,356	4,944
Other liabilities	4,729	5,655
Total liabilities	58,846	58,735
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2022 and December 31, 2021, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 366,960,228 shares issued at September 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	3,277	3,309
Retained earnings	16,598	15,764
Treasury stock, at cost 47,441,902 and 32,034,244 shares	(2,844)	(1,740)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(4,414)	172
Total stockholders’ equity	12,955	17,843
Total liabilities and stockholders’ equity	$71,801	$76,578
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share and per share data)	2022	2021	2022	2021
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	4	4	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	3,264	4,330	3,309	4,322
Issuance of shares under incentive and stock compensation plans and other	(8)	(9)	(130)	(80)
Stock-based compensation plans expense	21	18	98	97
Additional Paid-in Capital, end of period	3,277	4,339	3,277	4,339
Retained Earnings
Retained Earnings, beginning of period	16,388	14,813	15,764	13,918
Net income	339	482	1,226	1,636
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(123)	(120)	(376)	(369)
Retained Earnings, end of period	16,598	15,169	16,598	15,169
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,502)	(1,807)	(1,740)	(1,192)
Treasury stock acquired	(350)	(511)	(1,200)	(1,202)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	9	28	151	130
Net shares acquired related to employee incentive and stock compensation plans	(1)	(1)	(55)	(27)
Treasury Stock, at cost, end of period	(2,844)	(2,291)	(2,844)	(2,291)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(3,262)	570	172	1,170
Total other comprehensive loss	(1,152)	(263)	(4,586)	(863)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(4,414)	307	(4,414)	307
Total Stockholders’ Equity	$12,955	$17,862	$12,955	$17,862

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	324,745	348,998	334,926	358,489
Treasury stock acquired	(5,353)	(7,729)	(17,390)	(18,765)
Issuance of shares under incentive and stock compensation plans and other	154	532	2,775	2,589
Return of shares under incentive and stock compensation plans to treasury stock	(28)	(16)	(793)	(528)
Common Shares Outstanding, at end of period	319,518	341,785	319,518	341,785
Cash dividends declared per common share	$0.385	$0.350	$1.155	$1.050
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating Activities	(Unaudited)
Net income	$1,226	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	649	(317)
Amortization of deferred policy acquisition costs	1,360	1,252
Additions to deferred policy acquisition costs	(1,477)	(1,330)
Depreciation and amortization	485	515
Loss on extinguishment of debt	9	—
Loss on sale of business	—	20
Other operating activities, net	43	(178)
Change in assets and liabilities:
Increase in reinsurance recoverables	(132)	(257)
Net change in accrued and deferred income taxes	(184)	(114)
Increase in insurance liabilities	1,659	2,104
Net change in other assets and other liabilities	(714)	(442)
Net cash provided by operating activities	2,924	2,889
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	12,418	16,141
Fixed maturities, fair value option	1	—
Equity securities, at fair value	435	517
Mortgage loans	864	1,092
Partnerships	190	451
Payments for the purchase of:
Fixed maturities, available-for-sale	(12,480)	(15,898)
Fixed maturities, fair value option	(216)	(49)
Equity securities, at fair value	(580)	(1,060)
Mortgage loans	(1,419)	(1,692)
Partnerships	(875)	(830)
Net proceeds from derivatives	94	3
Net additions of property and equipment	(122)	(92)
Net proceeds from (payments for) short-term investments	970	(329)
Other investing activities, net	15	(2)
Net cash used for investing activities	(705)	(1,748)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	67	66
Withdrawals and other deductions from investment and universal life-type contracts	(87)	(57)
Repayment of debt	(600)	—
Proceeds from the issuance of debt	—	588
Net issuance (return) of shares under incentive and stock compensation plans	(34)	23
Treasury stock acquired	(1,200)	(1,202)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(383)	(365)
Net cash used for financing activities	(2,253)	(963)
Foreign exchange rate effect on cash	(18)	(5)
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	(52)	173
Less: Net increase in cash classified within assets held for sale	—	15
Net increase (decrease) in cash and restricted cash	(52)	158
Cash and restricted cash – beginning of period	337	239
Cash and restricted cash– end of period	$285	$397
Supplemental Disclosure of Cash Flow Information
Income tax paid	$454	$439
Interest paid	$172	$165
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2022	2021	2022	2021
Earnings
Net income	$339	$482	$1,226	$1,636
Less: Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$333	$476	$1,210	$1,620
Shares
Weighted average common shares outstanding, basic	322.1	345.6	327.3	352.5
Dilutive effect of stock-based awards under compensation plans	4.2	5.1	4.5	4.7
Weighted average common shares outstanding and dilutive potential common shares	326.3	350.7	331.8	357.2
Net income available to common stockholders per common share
Basic	$1.03	$1.38	$3.70	$4.60
Diluted	$1.02	$1.36	$3.65	$4.54
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate Category.

Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Lines	$286	$357	$1,058	$1,055
Personal Lines	(36)	51	47	304
Property & Casualty Other Operations	6	22	(6)	26
Group Benefits	86	28	184	207
Hartford Funds	41	56	117	155
Corporate	(44)	(32)	(174)	(111)
Net income	339	482	1,226	1,636
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$333	$476	$1,210	$1,620

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$892	$821	$2,596	$2,327
Liability	471	419	1,348	1,196
Marine	60	57	175	172
Package business	473	425	1,357	1,227
Property	218	212	620	617
Professional liability	189	163	549	476
Bond	77	72	226	212
Assumed reinsurance	119	88	337	240
Automobile	214	200	625	586
Total Commercial Lines	2,713	2,457	7,833	7,053
Personal Lines
Automobile	522	517	1,523	1,545
Homeowners	235	235	695	695
Total Personal Lines [1]	757	752	2,218	2,240
Group Benefits
Group disability	823	745	2,457	2,228
Group life	593	591	1,789	1,797
Other	88	79	265	235
Total Group Benefits	1,504	1,415	4,511	4,260
Hartford Funds
Mutual fund and ETF	234	282	742	813
Talcott Resolution life and annuity separate accounts [2]	19	24	61	71
Total Hartford Funds	253	306	803	884
Corporate	11	12	37	38
Total earned premiums and fee income	5,238	4,942	15,402	14,475
Net investment income	487	650	1,537	1,740
Net realized gains (losses)	(166)	70	(649)	297
Other revenues	21	24	56	62
Total revenues	$5,580	$5,686	$16,346	$16,574
[1]For the three months ended September 30, 2022 and 2021, AARP members accounted for earned premiums of $695 and $687, respectively. For the nine months ended September 30, 2022 and 2021, AARP members accounted for earned premiums of $2.0 billion and $2.0 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account assets under management ("AUM") sold in May 2018 that is still managed by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Non-Insurance Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2022	2021	2022	2021
Commercial Lines
Installment billing fees	Fee income	$10	$8	$29	$25
Personal Lines
Installment billing fees	Fee income	8	8	23	24
Insurance servicing revenues	Other revenues	20	22	56	62
Group Benefits
Administrative services	Fee income	46	43	139	136
Hartford Funds
Advisor, distribution and other management fees	Fee income	253	306	803	884
Corporate
Investment management and other fees	Fee income	11	12	37	38
Other	Other revenues	—	—	1	1
Total non-insurance revenues with customers		$348	$399	$1,088	$1,170
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,892	$—	$1,892	$—
Collateralized loan obligations ("CLO")	2,919	—	2,764	155
Commercial mortgage-backed securities ("CMBS")	3,278	—	3,058	220
Corporate	14,888	—	13,286	1,602
Foreign government/government agencies	584	—	580	4
Municipal	6,197	—	6,197	—
Residential mortgage-backed securities ("RMBS")	3,724	—	3,616	108
U.S. Treasuries	2,235	46	2,189	—
Total fixed maturities	35,717	46	33,582	2,089
Fixed maturities, FVO	335	—	149	186
Equity securities, at fair value	1,678	1,154	463	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	8	—	8	—
Interest rate derivatives	2	—	2	—
Total derivative assets [1]	12	—	12	—
Short-term investments	2,724	927	1,704	93
Total assets accounted for at fair value on a recurring basis	$40,466	$2,127	$35,910	$2,429
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	85	—	85	—
Interest rate derivatives	(9)	—	(9)	—
Total derivative liabilities [2]	74	—	74	—
Total liabilities accounted for at fair value on a recurring basis	$74	$—	$74	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,135	$—	$1,135	$—
CLO	3,025	—	2,768	257
CMBS	4,119	—	3,923	196
Corporate	18,707	—	17,089	1,618
Foreign government/government agencies	910	—	905	5
Municipal	8,257	—	8,257	—
RMBS	3,643	—	3,315	328
U.S. Treasuries	3,051	882	2,169	—
Total fixed maturities	42,847	882	39,561	2,404
Fixed maturities, FVO	160	—	—	160
Equity securities, at fair value	2,094	1,453	577	64
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	6	—	5	1
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	7	—	6	1
Short-term investments	3,697	1,627	1,990	80
Total assets accounted for at fair value on a recurring basis	$48,805	$3,962	$42,134	$2,709
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(4)	$—	$(4)	$—
Foreign exchange derivatives	—	—	1	(1)
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [2]	(49)	—	(48)	(1)
Total liabilities accounted for at fair value on a recurring basis	$(49)	$—	$(48)	$(1)
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
The Company has overseas deposits included in other investments of $58 and $65 as of September 30, 2022 and December 31, 2021, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2022
CLO [3]	$124	Discounted cash flows	Spread	355 bps	355 bps	355 bps	Decrease
CMBS [3]	$217	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	150 bps	1,180 bps	541 bps	Decrease
Corporate [4]	$1,550	Discounted cash flows	Spread	77 bps	1,323 bps	361 bps	Decrease
RMBS [3]	$78	Discounted cash flows	Spread [6]	35 bps	492 bps	154 bps	Decrease
			Constant prepayment rate [6]	2%	14%	8%	Decrease [5]
			Constant default rate [6]	1%	6%	2%	Decrease
			Loss severity [6]	15%	100%	38%	Decrease
As of December 31, 2021
CLO [3]	$211	Discounted cash flows	Spread	234 bps	258 bps	257 bps	Decrease
CMBS [3]	$192	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	203 bps	468 bps	266 bps	Decrease
Corporate [4]	$1,532	Discounted cash flows	Spread	96 bps	1,227 bps	298 bps	Decrease
RMBS [3]	$266	Discounted cash flows	Spread [6]	48 bps	229 bps	89 bps	Decrease
			Constant prepayment rate [6]	2%	16%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	63%	Decrease
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
As of September 30, 2022 and December 31, 2021, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2022, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2022
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2022
Assets
Fixed maturities, AFS
CLO	$164	$—	$—	$31	$(13)	$—	$—	$(27)	$155
CMBS	224	—	(1)	4	(7)	—	—	—	220
Corporate	1,609	(1)	(52)	75	(13)	(9)	24	(31)	1,602
Foreign Govt./Govt. Agencies	5	1	—	—	—	(2)	—	—	4
RMBS	130	—	(3)	—	(19)	—	—	—	108
Total fixed maturities, AFS	2,132	—	(56)	110	(52)	(11)	24	(58)	2,089
Fixed maturities, FVO	193	(4)	—	—	(3)	—	—	—	186
Equity securities, at fair value	60	1	—	—	—	—	—	—	61
Short-term investments	60	—	—	36	(3)	—	—	—	93
Total Assets	$2,445	$(3)	$(56)	$146	$(58)	$(11)	$24	$(58)	$2,429

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2022
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$(19)	$—
CLO	257	—	(2)	113	(53)	—	—	(160)	155
CMBS	196	—	(16)	50	(10)	—	—	—	220
Corporate	1,618	(2)	(210)	398	(145)	(30)	45	(72)	1,602
Foreign Govt./Govt. Agencies	5	—	(1)	—	—	(3)	3	—	4
RMBS	328	—	(13)	137	(83)	—	—	(261)	108
Total Fixed Maturities, AFS	2,404	(2)	(242)	717	(291)	(33)	48	(512)	2,089
Fixed maturities, FVO	160	(15)	—	55	(14)	—	—	—	186
Equity Securities, at fair value	64	10	—	2	(15)	—	—	—	61
Short-term investments	80	—	—	72	(9)	—	—	(50)	93
Total Assets	$2,708	$(7)	$(242)	$846	$(329)	$(33)	$48	$(562)	$2,429

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2021
Assets
Fixed Maturities, AFS
ABS	$14	$—	$—	$23	$—	$—	$—	$(14)	$23
CLO	375	—	—	132	(34)	—	—	(119)	354
CMBS	86	—	—	29	—	—	—	(14)	101
Corporate	1,141	—	(7)	156	(29)	(1)	—	(6)	1,254
Foreign Govt./Govt. Agencies	—	—	—	5	—	—	—	—	5
RMBS	302	—	(1)	41	(45)	—	—	(29)	268
Total Fixed Maturities, AFS	1,918	—	(8)	386	(108)	(1)	—	(182)	2,005
Equity Securities, at fair value	74	4	—	2	(9)	—	—	—	71
Fixed maturities, FVO	—	—	—	75	—	—	—	—	75
Short-term investments	18	—	—	8	(3)	—	—	—	23
Total Assets	$2,010	$4	$(8)	$471	$(120)	$(1)	$—	$(182)	$2,174

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2021
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$42	$—	$—	$—	$(19)	$23
CLO	360	—	—	391	(79)	—	—	(318)	354
CMBS	77	—	2	68	(3)	—	5	(48)	101
Corporate	881	6	(18)	405	(105)	(45)	172	(42)	1,254
Foreign Govt./Govt. Agencies	6	—	—	5	—	(6)	—	—	5
RMBS	381	—	(3)	221	(148)	(14)	—	(169)	268
Total Fixed Maturities, AFS	1,705	6	(19)	1,132	(335)	(65)	177	(596)	2,005
Equity Securities, at fair value	70	6	—	5	(10)	—	—	—	71
Fixed maturities, FVO	—	—	—	75	—	—	—	—	75
Short-term investments	30	—	—	10	(17)	—	—	—	23
Total Assets	$1,805	$12	$(19)	$1,222	$(362)	$(65)	$177	$(596)	$2,174
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLO	$—	$—	$—	$—	$—	$—	$(2)	$—
CMBS	—	—	(1)	—	—	—	(16)	2
Corporate	(1)	—	(52)	(7)	(2)	—	(207)	(16)
Foreign Govt./Govt. Agencies	1	—	—	—	—	—	(1)	—
RMBS	—	—	(3)	(1)	—	—	(12)	(3)
Total Fixed Maturities, AFS	—	—	(56)	(8)	(2)	—	(238)	(17)
Fixed maturities, FVO	(4)	—	—	—	(15)	—	—	—
Equity Securities, at fair value	1	1	—	—	2	4	—	—
Total Assets	$(3)	$1	$(56)	$(8)	$(15)	$4	$(238)	$(17)
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
As of September 30, 2022 and December 31, 2021, the fair value of assets using the fair value option was $335 and $160, respectively.
For the three and nine months ended September 30, 2022 realized losses related to the change in fair value of assets using the fair value option were $3 and $26, respectively. For the three and nine months ended September 30, 2021 realized losses related to the change in fair value of assets using the fair value option were less than $1.
FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2022			December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$5,931	$5,337	Level 3	$5,383	$5,576
Liabilities
Other policyholder funds and benefits payable	Level 3	$659	$659	Level 3	$687	$689
Senior notes [2]	Level 2	$3,857	$3,279	Level 2	$3,854	$4,725
Junior subordinated debentures [2]	Level 2	$499	$412	Level 2	$1,090	$1,086
[1]As of September 30, 2022 and December 31, 2021, the carrying amount of mortgage loans is net of ACL of $36 and $29, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2022	2021	2022	2021
Gross gains on sales of fixed maturities	$16	$63	$54	$162
Gross losses on sales of fixed maturities	(81)	(8)	(256)	(54)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	(9)	35	36	43
Change in net unrealized gains (losses) of equity securities	(72)	(32)	(486)	91
Net realized and unrealized gains (losses) on equity securities	(81)	3	(450)	134
Net credit losses on fixed maturities, AFS	(3)	—	(15)	4
Change in ACL on mortgage loans	—	(2)	(7)	12
Intent-to-sell impairments	(2)	—	(5)	—
Other, net [2]	(15)	14	30	39
Net realized gains (losses)	$(166)	$70	$(649)	$297
[1]The net unrealized gains (losses) on equity securities still held as of September 30, 2022, and included in net realized gains (losses) were $(84) and $(439) for the three and nine months ended September 30, 2022, respectively. The net unrealized gains (losses) on equity securities still held as of September 30, 2021, and included in net realized gains (losses) were $(17) and $92 for the three and nine months ended September 30, 2021, respectively.
[2]For the three and nine months ended September 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $16 and $37, respectively, and gains (losses) on non-qualifying derivatives of $(19) and $42, respectively. For the three and nine months ended September 30, 2021 includes gains (losses) from transactional foreign currency revaluation of $6 and $(1), respectively, and non-qualifying derivatives of $10 and $16, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.5 billion and $9.6 billion for the three and nine months ended September 30, 2022 , respectively and $2.9 billion and $11.1 billion for the three and nine months ended ended September 30, 2021.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2022 and December 31, 2021, the Company reported accrued interest receivable related to fixed maturities, AFS of $322 and $299, respectively, and accrued interest receivable related to mortgage loans of $18 and $16, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,
	2022				2021
(Before tax)	Corporate	Foreign govt./govt. agencies	CMBS	Total	Corporate	Total
Balance as of beginning of period	$8	$4	$1	$13	$4	$4
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	6	6	—	—
Reduction due to sales	—	(1)	—	(1)	—	—
Reduction due to intent to sell	—	(3)	—	(3)	—	—
Balance as of end of period	$8	$—	$7	$15	$4	$4

ACL on Fixed Maturities, AFS by Type
	Nine Months Ended September 30,
	2022				2021
(Before tax)	Corporate	Foreign govt./govt. agencies	CMBS	Total	Corporate	Total
Balance as of beginning of period	$1	$—	$—	$1	$23	$23
Credit losses on fixed maturities where an allowance was not previously recorded	8	3	7	18	2	2
Reduction due to sales	—	(1)	—	(1)	(15)	(15)
Reduction due to intent to sell	—	(3)	—	(3)	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(1)	1	—	—	(6)	(6)
Balance as of end of period	$8	$—	$7	$15	$4	$4

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2022					December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$1,969	$—	$—	$(77)	$1,892	$1,125	$—	$13	$(3)	$1,135
CLO	3,027	—	2	(110)	2,919	3,019	—	8	(2)	3,025
CMBS	3,601	(7)	22	(338)	3,278	3,955	—	179	(15)	4,119
Corporate	16,799	(8)	9	(1,912)	14,888	17,744	(1)	1,038	(74)	18,707
Foreign govt./govt. agencies	655	—	—	(71)	584	883	—	33	(6)	910
Municipal	6,839	—	55	(697)	6,197	7,473	—	787	(3)	8,257
RMBS	4,218	—	2	(496)	3,724	3,610	—	60	(27)	3,643
U.S. Treasuries	2,479	—	1	(245)	2,235	2,979	—	86	(14)	3,051
Total fixed maturities, AFS	$39,587	$(15)	$91	$(3,946)	$35,717	$40,788	$(1)	$2,204	$(144)	$42,847

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,440	$1,420	$1,400	$1,419
Over one year through five years	8,116	7,613	8,615	8,894
Over five years through ten years	7,432	6,472	8,303	8,633
Over ten years	9,784	8,399	10,761	11,979
Subtotal	26,772	23,904	29,079	30,925
Mortgage-backed and asset-backed securities	12,815	11,813	11,709	11,922
Total fixed maturities, AFS	$39,587	$35,717	$40,788	$42,847
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2022 or December 31, 2021 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,798	$(66)	$92	$(11)	$1,890	$(77)
CLO	2,167	(81)	683	(29)	2,850	(110)
CMBS	2,887	(284)	266	(54)	3,153	(338)
Corporate	12,682	(1,531)	1,533	(381)	14,215	(1,912)
Foreign govt./govt. agencies	402	(51)	172	(20)	574	(71)
Municipal	4,706	(651)	161	(46)	4,867	(697)
RMBS	3,023	(375)	612	(121)	3,635	(496)
U.S. Treasuries	1,764	(185)	423	(60)	2,187	(245)
Total fixed maturities, AFS in an unrealized loss position	$29,429	$(3,224)	$3,942	$(722)	$33,371	$(3,946)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$396	$(3)	$—	$—	$396	$(3)
CLO	1,434	(2)	147	—	1,581	(2)
CMBS	594	(7)	82	(8)	676	(15)
Corporate	3,698	(65)	234	(9)	3,932	(74)
Foreign govt./govt. agencies	340	(5)	16	(1)	356	(6)
Municipal	301	(3)	12	—	313	(3)
RMBS	1,869	(23)	94	(4)	1,963	(27)
U.S. Treasuries	2,301	(13)	23	(1)	2,324	(14)
Total fixed maturities, AFS in an unrealized loss position	$10,933	$(121)	$608	$(23)	$11,541	$(144)
As of September 30, 2022, fixed maturities, AFS in an unrealized loss position consisted of 5,242 instruments, and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of September 30, 2022, 88% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2022, was primarily attributable to higher interest rates and wider credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector and RMBS which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. Additionally, certain corporate fixed maturities were also depressed because of their variable-rate coupons and long-dated maturities. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.

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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of September 30, 2022, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of September 30, 2022 or December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ACL as of beginning of period	$36	$24	$29	$38
Current period provision (release)	—	2	7	(12)
ACL as of September 30,	$36	$26	$36	$26
The increase in the allowance for the 2022 period was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations, and to a lesser extent, net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 50% as of September 30, 2022, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$16	2.02x	$—	—x	$22	2.66x	$70	1.36x	$108	1.11x	$89	2.00x	$305	1.58x
Less than 65%	703	2.61x	1,496	2.85x	681	2.92x	711	2.87x	438	2.24x	1,633	2.41x	5,662	2.66x
Total mortgage loans	$719	2.59x	$1,496	2.85x	$703	2.91x	$781	2.73x	$546	2.02x	$1,722	2.39x	$5,967	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $36.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$7	2.37x	$50	2.63x	$91	1.57x	$100	1.00x	$45	1.37x	$97	1.80x	$390	1.61x
Less than 65%	1,481	2.70x	645	2.78x	722	2.78x	472	2.23x	417	1.91x	1,285	2.45x	5,022	2.55x
Total mortgage loans	$1,488	2.70x	$695	2.77x	$813	2.64x	$572	2.02x	$462	1.86x	$1,382	2.41x	$5,412	2.48x
[1]Amortized cost of mortgage loans excludes ACL of $29.

Mortgage Loans by Region
	September 30, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$313	5.2%	$284	5.2%
Middle Atlantic	291	4.9%	303	5.6%
Mountain	708	11.9%	450	8.3%
New England	419	7.0%	393	7.3%
Pacific	1,300	21.8%	1,245	23.0%
South Atlantic	1,643	27.5%	1,556	28.8%
West North Central	101	1.7%	85	1.6%
West South Central	422	7.1%	424	7.8%
Other [1]	770	12.9%	672	12.4%
Total mortgage loans	5,967	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$5,931		$5,383
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,146	36.0%	$1,931	35.7%
Multifamily	2,222	37.2%	1,833	33.9%
Office	611	10.2%	627	11.6%
Retail [1]	948	15.9%	951	17.6%
Single Family	—	—%	30	0.5%
Other	40	0.7%	40	0.7%
Total mortgage loans	5,967	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$5,931		$5,383
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2022 and December 31, 2021, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2022, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2021, the Company serviced mortgage loans with a total outstanding principal balance of $8.2 billion, of which $3.9 billion was serviced on behalf of third parties and $4.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2022 and December 31, 2021, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated VIEs
As of September 30, 2022 and December 31, 2021, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2022 and December 31, 2021 was limited to the total carrying value of $2.4 billion and $1.9 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of September 30, 2022 and December 31, 2021, the Company has outstanding commitments totaling $1.7 billion and $1.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
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
REVERSE REPURCHASE AGREEMENTS, OTHER COLLATERAL TRANSACTIONS AND RESTRICTED INVESTMENTS
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2022 and December 31, 2021, the Company reported $91 and $30, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of September 30, 2022 and December 31, 2021, the Company pledged collateral of $7 and $9, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,078	$2,376
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	651	712
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	7	7
Fixed maturities in Lloyd's trust account	141	160
Other investments	58	65
Total Other Restricted Investments	$2,935	$3,320

|

Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2022 and December 31, 2021, the notional amount of interest rate swaps in offsetting relationships was $6.6 billion and $7.2 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Equity Index Options
The Company may enter into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company has also previously entered into covered call options on equity securities to generate additional return.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2022	Dec. 31, 2021	Sep 30, 2022	Dec. 31, 2021	Sep 30, 2022	Dec. 31, 2021	Sep 30, 2022	Dec. 31, 2021
Cash flow hedges
Interest rate swaps	$2,155	$2,340	$1	$—	$1	$—	$—	$—
Foreign currency swaps	539	437	93	6	94	11	(1)	(5)
Total cash flow hedges	2,694	2,777	94	6	95	11	(1)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,002	7,567	(8)	(46)	3	3	(11)	(49)
Foreign exchange contracts
Foreign currency swaps and forwards	539	558	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	11	112	—	(2)	—	—	—	(2)
Credit derivatives in offsetting positions	208	210	—	—	4	3	(4)	(3)
Total non-qualifying strategies	8,760	8,447	(8)	(48)	7	6	(15)	(54)
Total cash flow hedges and non-qualifying strategies	$11,454	$11,224	$86	$(42)	$102	$17	$(16)	$(59)
Balance Sheet Location
Fixed maturities, available-for-sale	$539	$413	$—	$—	$—	$—	$—	$—
Other investments	942	1,452	12	7	12	10	—	(3)
Other liabilities	9,973	9,359	74	(49)	90	7	(16)	(56)
Total derivatives	$11,454	$11,224	$86	$(42)	$102	$17	$(16)	$(59)

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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2022
Other investments	$102	$98	$12	$(8)	$3	$1
Other liabilities	$(16)	$(5)	$74	$(85)	$(9)	$(2)
As of December 31, 2021
Other investments	$17	$13	$7	$(3)	$4	$—
Other liabilities	$(59)	$(10)	$(49)	$—	$(47)	$(2)
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

Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$8	$2	$2	$8
Foreign currency swaps	43	8	93	19
Total	$51	$10	$95	$27

Gain (Loss) Reclassified from AOCI into Income
	Three months ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(1)	$—	$11	$(3)	$13	$(4)	$31	$(8)
Foreign currency swaps	3	—	1	—	7	—	3	—
Total	$2	$—	$12	$(3)	$20	$(4)	$34	$(8)

Total amounts presented on the Condensed Consolidated Statement of Operations	$487	$50	$650	$58	$1,537	$163	$1,740	$172
As of September 30, 2022, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and nine months ended September 30, 2022 and 2021, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NON-QUALIFYING STRATEGIES
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange contracts
Foreign currency forwards	$—	$1	$5	$1
Interest rate contracts
Interest rate swaps, swaptions, and futures	(17)	9	20	9
Credit contracts
Credit derivatives that purchase credit protection	—	—	5	—
Credit derivatives that assume credit risk	—	—	—	6
Equity contracts
Equity options	(2)	—	(2)	—
Commodity contracts
Commodity options	—	—	14	—
Total [1]	$(19)	$10	$42	$16
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(2)	6 years	CMBS Credit	AAA	$100	$2
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	B	4	2
Total [5]	$104	$(4)				$104	$4
As of December 31, 2021
Basket credit default swaps [4]
Investment grade risk exposure	$101	$—	6 years	CMBS Credit	AAA	$101	$—
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	CCC	4	2
Total [5]	$105	$(2)				$105	$2
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
.
DERIVATIVE COLLATERAL ARRANGEMENTS
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2022 and December 31, 2021, the Company has pledged cash collateral associated with derivative instruments of less than $1 and $2, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2022 and December 31, 2021, the Company pledged securities collateral associated with derivative instruments with a fair value of $8 and $48, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2022 and December 31, 2021, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 and $12, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $38 and $82, respectively, which are included within fixed maturities on the Company's Condensed Consolidated
Balance Sheets.
As of September 30, 2022 and December 31, 2021, the Company accepted cash collateral associated with derivative instruments of $101 and $7, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2022 and December 31, 2021, with a fair value of $3 and $5, respectively, which the Company has the right to repledge or sell. As of September 30, 2022 and December 31, 2021, the Company had no repledged securities. In addition, as of September 30, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of September 30, 2022	As of December 31, 2021
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,690	$4,130
Receivables for loss sensitive business, by credit quality:
AA	124	130
A	38	52
BBB	126	133
BB	77	64
Below BB	43	41
Total receivables for loss sensitive business	408	420

Total Premiums Receivable and Agents' Balances, Gross	5,098	4,550
ACL	(108)	(105)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,990	$4,445
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
The increase in the ACL in the three and nine months ended September 30, 2022 reflected the provision required on premiums written in the quarter and recoveries, offset by write-offs. During the three and nine months ended September 30, 2021, the ACL on premiums receivable decreased as the provision required on premiums written in the quarter was more than offset by write-offs and a reduction in the provision reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2022			September 30, 2021
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$84	$23	$107	$97	$37	$134
Current period provision (release)	12	1	13	1	—	1
Current period write-offs	(13)	(1)	(14)	(13)	—	(13)
Current period recoveries	2	—	2	2	—	2
Ending ACL	$85	$23	$108	$87	$37	$124

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2022			September 30, 2021
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$83	$22	$105	$117	$35	$152
Current period provision (release)	35	2	37	6	2	8
Current period write-offs	(41)	(1)	(42)	(43)	—	(43)
Current period recoveries	8	—	8	7	—	7
Ending ACL	$85	$23	$108	$87	$37	$124
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2022				As of December 31, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$1,867	$—	$—	$1,867	$1,860	$—	$—	$1,860
A+	2,102	244	267	2,613	1,999	237	275	2,511
A	742	1	—	743	713	—	—	713
A-	43	8	—	51	37	9	—	46
B++	621	—	2	623	639	—	3	642
Below B++	20	—	—	20	20	—	—	20
Total Rated by A.M. Best	5,395	253	269	5,917	5,268	246	278	5,792
Mandatory (Assigned) and Voluntary Risk Pools	227	—	—	227	239	—	—	239
Captives	347	—	—	347	331	—	—	331
Other not rated companies	251	7	—	258	255	5	—	260
Gross Reinsurance Recoverables	6,220	260	269	6,749	6,093	251	278	6,622
Allowance for uncollectible reinsurance	(102)	(1)	(2)	(105)	(96)	(1)	(2)	(99)
Net Reinsurance Recoverables	$6,118	$259	$267	$6,644	$5,997	$250	$276	$6,523
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Reinsurance for the Three Months Ended
	September 30, 2022				September 30, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99
Beginning allowance for disputed amounts	61	—	—	61	56	—	—	56
Beginning ACL	41	1	2	44	40	1	2	43
Current period provision (release)	1	—	—	1	1	—	—	1
Ending ACL	42	1	2	45	41	1	2	44
Ending allowance for disputed amounts	60	—	—	60	55	—	—	55
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99

Allowance for Uncollectible Reinsurance for the Nine Months Ended
	September 30, 2022				September 30, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$105	$1	$2	$108
Beginning allowance for disputed amounts	54	—	—	54	53	—	—	53
Beginning ACL	42	1	2	45	52	1	2	55
Current period provision (release)	—	—	—	—	(11)	—	—	(11)
Ending ACL	42	1	2	45	41	1	2	44
Ending allowance for disputed amounts	60	—	—	60	55	—	—	55
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99

|

Table of Contents	Note 9 - Reserves for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,449	$29,622
Reinsurance and other recoverables	6,081	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	25,368	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year	6,361	5,968
Prior accident year development [1]	(147)	170
Total provision for unpaid losses and loss adjustment expenses	6,214	6,138
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	(73)
Payments
Current accident year	(1,571)	(1,549)
Prior accident years	(3,671)	(3,155)
Total payments	(5,242)	(4,704)
Foreign currency adjustment	(55)	1
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,285	25,259
Reinsurance and other recoverables	6,205	5,931
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$32,490	$31,190
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2022	2021
Workers’ compensation	$(143)	$(113)
Workers’ compensation discount accretion	27	26
General liability	33	451
Marine	2	—
Package business	(35)	(66)
Commercial property	(17)	(24)
Professional liability	(9)	(7)
Bond	(4)	(26)
Assumed reinsurance	12	—
Automobile liability - Commercial Lines	23	9
Automobile liability - Personal Lines	(14)	(73)
Homeowners	(2)	2
Catastrophes	(32)	(98)
Uncollectible reinsurance	3	(10)
Other reserve re-estimates, net	9	26
Prior accident year development before change in deferred gain	(147)	97
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	73
Total prior accident year development	$(147)	$170
[1]The change in deferred gain for the nine months ended September 30, 2021 included $73 of adverse development on Navigators 2018 and prior accident year reserves, primarily driven by professional liability.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2022
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, driven by lower than previously estimated claim severity and, to a lesser extent, a $14 reduction of COVID-19 related claims from 2020.
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle and large commercial for the 2016 to 2019 accident years, an increase in excess casualty for the 2019 accident year, and increases in primary construction on older accident years, partially offset by a decrease in reserves for other mass torts.
Package business reserves decreased due to lower estimated severity and lower estimated loss adjustment expenses for accident years 2013 to 2018 and a reduction in property reserves for the 2020 and 2021 accident years.
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
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct claims, primarily within accident years 2015 to 2020 and were increased in Commercial Lines principally due to a higher number of large claims in accident years 2017 to 2019.
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
The agreement-in-principle was reached in connection with the BSA’s Chapter 11 bankruptcy and a written settlement agreement (the "Settlement") was executed on February 14, 2022. The Settlement will become final upon the occurrence of certain conditions, including, but not limited to, confirmation of the BSA’s plan of reorganization by both the bankruptcy and district courts, receipt of executed releases from the local councils, and approval of the Settlement as part of the confirmation of the BSA's plan of reorganization by the bankruptcy and district courts. On September 8, 2022, the bankruptcy court approved the BSA's plan of reorganization, including the Settlement. The BSA's plan of reorganization is now before the civil district court for approval. Upon civil district court approval, the Company will pay the settlement amount of $787. However, no assurance can be given that all the conditions precedent to the Settlement will be satisfied or that final court approval, if obtained, will not be delayed for various procedural reasons.
If the conditions precedent to the Settlement are not satisfied or the requisite court approvals for the BSA’s plan of reorganization are not obtained, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s consolidated operating results.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of September 30, 2022, the Company has incurred $1,015 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $485 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $365 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,015 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of September 30, 2022, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300, as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $300, the Company has recorded a
$209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,210	$8,233
Reinsurance recoverables	245	237
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,965	7,996
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,665	3,753
Prior year's discount accretion	156	155
Prior incurral year development [1]	(323)	(382)
Total provision for unpaid losses and loss adjustment expenses [2]	3,498	3,526
Payments
Current incurral year	(1,703)	(1,776)
Prior incurral years	(1,900)	(1,804)
Total payments	(3,603)	(3,580)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,860	7,942
Reinsurance recoverables	251	246
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,111	$8,188
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $138 and $131 for the nine months ended September 30, 2022 and 2021, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2022
Group disability- Prior period reserve estimates decreased by approximately $275 largely driven by group long-term disability claim incidence lower than prior assumptions, strong recoveries on prior incurral year claims and higher estimated claim termination rates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $40 largely driven by continued low incidence in group life premium waiver as well as a reduction in estimated excess mortality losses incurred in fourth quarter 2021.
Supplement Accident & Health- Prior period reserve estimates decreased by approximately $10 driven by lower than previously expected claim incidence.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2021
Group disability- Prior period reserve estimates decreased by approximately $320 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims, and a New York Paid Family Leave risk adjustment benefit.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits[1]
	For the nine months ended September 30,
	2022	2021
Beginning liability balance	$596	$638
Incurred	80	45
Paid	(91)	(74)
Change in unrealized investment gains and losses	(18)	(7)
Ending liability balance	$567	$602
Ending reinsurance recoverable asset	$31	$22
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
INCOME TAX EXPENSE

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax provision at U.S. federal statutory rate	$91	$122	$321	$419
Tax-exempt interest	(9)	(10)	(26)	(31)
Increase in deferred tax valuation allowance	6	(1)	14	6
Tax credits	(7)	(8)	(10)	(9)
Other	11	(2)	1	(25)
Provision for income taxes	$92	$101	$300	$360
UNCERTAIN TAX POSITIONS

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$18	$15	$16	$15
Gross increases - tax positions in current period	3	5	5	5
Lapse of statute of limitations	—	(5)	—	(5)
Balance, end of period	$21	$15	$21	$15
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. In the three and nine months ended September 30, 2021, the Company recognized $5 of its previously unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018. This liability was subject to a tax indemnification agreement and a corresponding receivable included in other assets was taken down upon lapse of the statute of limitations.
OTHER TAX MATTERS
As of September 30, 2022, the Company has a deferred tax asset for foreign net operating losses of $36 partially offset by a valuation allowance of $21. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some complaints may be amended, some have been dismissed voluntarily and may be refiled, while many have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 50 policyholders have appealed dismissals in favor of the Hartford Writing Companies. To date, The Hartford Writing Companies have received nine appellate affirmances of trial court decisions in the Hartford Writing Companies' favor, including three decisions from the Second Circuit, and decisions from the Fifth, Sixth, Seventh, Eighth, and Eleventh Circuit Courts of Appeal, as well as one state appellate court. The remainder of the Hartford Writing Companies' appeals are at various stages of the process. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
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
While the Company believes that its current A&E reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not estimable now, could be material to The Hartford’s consolidated operating results or liquidity.
For its Run-off A&E, as of September 30, 2022, the Company reported $455 of net asbestos and environmental reserves. In addition, the Company has recorded a $365 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2022, the Company has incurred $1,015 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $485 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2022 was $10 for which the legal entities have posted collateral of $8 in the normal course of business. Based on derivative contractual terms as of September 30, 2022, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result

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
14. EQUITY
EQUITY REPURCHASE PROGRAM
During the nine months ended September 30, 2022 and 2021, the Company repurchased $1.2 billion (17 million shares) and $1.2 billion (19 million shares), respectively, of common stock under the $3.0 billion share repurchase authorization that is effective until December 31, 2022 as authorized by the Board of Directors. In addition to this authorization, in July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. As of September 30, 2022, the Company has $3.1 billion remaining for equity repurchases under both these share repurchase programs. During the period October 1, 2022 through October 26, 2022, the Company repurchased $98 (1.5 million shares) under these repurchase programs.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,858)	$(2)	$30	$33	$(1,465)	$(3,262)
OCI before reclassifications	(1,564)	(6)	51	(24)	1	(1,542)
Amounts reclassified from AOCI	70	—	(2)	—	15	83
OCI, before tax	(1,494)	(6)	49	(24)	16	(1,459)
Income tax benefit (expense)	314	1	(10)	5	(3)	307
OCI, net of tax	(1,180)	(5)	39	(19)	13	(1,152)
Ending balance	$(3,038)	$(7)	$69	$14	$(1,452)	$(4,414)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,616	$(2)	$6	$41	$(1,489)	$172
OCI before reclassifications	(6,113)	(6)	95	(34)	1	(6,057)
Amounts reclassified from AOCI	222	—	(16)	—	46	252
OCI, before tax	(5,891)	(6)	79	(34)	47	(5,805)
Income tax benefit (expense)	1,237	1	(16)	7	(10)	1,219
OCI, net of tax	(4,654)	(5)	63	(27)	37	(4,586)
Ending balance	$(3,038)	$(7)	$69	$14	$(1,452)	$(4,414)

Reclassifications from AOCI
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$(70)	$(222)	Net realized gains (losses)
	(70)	(222)	Total before tax
	(15)	(47)	Income tax expense
	$(55)	$(175)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(1)	$13	Net investment income
Interest rate swaps	—	(4)	Interest expense
Foreign currency swaps	3	7	Net investment income
	2	16	Total before tax
	—	—	Income tax expense
	$2	$16	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(51)	Insurance operating costs and other expenses
	(15)	(46)	Total before tax
	(3)	(10)	Income tax expense
	$(12)	$(36)	Net income
Total amounts reclassified from AOCI	$(65)	$(195)	Net income

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,204	$(2)	$12	$46	$(1,690)	$570
OCI before reclassifications	(292)	—	10	(5)	1	(286)
Amounts reclassified from AOCI	(55)	—	(9)	—	17	(47)
OCI, before tax	(347)	—	1	(5)	18	(333)
Income tax benefit (expense)	73	—	—	1	(4)	70
OCI, net of tax	(274)	—	1	(4)	14	(263)
Ending balance	$1,930	$(2)	$13	$42	$(1,676)	$307

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2021
	Changes in
	Net Unrealized Gain on Fixed Maturities	Net Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(1,032)	—	27	(1)	(1)	(1,007)
Amounts reclassified from AOCI	(112)	—	(26)	—	53	(85)
OCI, before tax	(1,144)	—	1	(1)	52	(1,092)
Income tax benefit (expense)	240	—	—	—	(11)	229
OCI, net of tax	(904)	—	1	(1)	41	(863)
Ending balance	$1,930	$(2)	$13	$42	$(1,676)	$307

Reclassifications from AOCI
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Fixed Maturities
Available-for-sale fixed maturities	$55	$112	Net realized gains (losses)
	55	112	Total before tax
	12	24	Income tax expense
	$43	$88	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$11	$31	Net investment income
Interest rate swaps	(3)	(8)	Interest expense
Foreign currency swaps	1	3	Net investment income
	9	26	Total before tax
	2	5	Income tax expense
	$7	$21	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(19)	(58)	Insurance operating costs and other expenses
	(17)	(53)	Total before tax
	(4)	(11)	Income tax expense
	$(13)	$(42)	Net income
Total amounts reclassified from AOCI	$37	$67	Net income

|

Table of Contents	Note 16 - Employee Benefit Plans
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
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2022.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	28	24	84	71	1	—	3	2
Expected return on plan assets	(50)	(51)	(151)	(153)	(1)	—	(2)	(2)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	15	17	46	52	2	2	5	6
Net periodic cost (benefit)	$(6)	$(9)	$(18)	$(27)	$—	$—	$1	$1

|

Table of Contents	Note 17 - Restructuring and Other Costs
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the September 30, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets.
Subsequent to September 30, 2022, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $127, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended September 30,		Incurred in the Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2022	Total Amount Expected to be Incurred
	2022	2021	2022	2021
Severance benefits	$—	$(15)	$(7)	$(24)	$41	$41
IT costs	1	2	6	6	17	26
Professional fees and other expenses	2	1	11	17	57	60
Total restructuring and other costs, before tax	$3	$(12)	$10	$(1)	$115	$127

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	6	11	10
Payments	(4)	(6)	(11)	(21)
Balance, end of period	$7	$—	$—	$7

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(24)	6	17	(1)
Payments	(10)	(6)	(17)	(33)
Balance, end of period	$20	$—	$—	$20

|

Table of Contents	Index to MD&A
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management ("AUM")- Include mutual fund and exchange-traded fund ("ETF") assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segment’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$339	$482	$1,226	$1,636
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	333	476	1,210	1,620
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	166	(68)	648	(293)
Restructuring and other costs, before tax	3	(12)	10	(1)
Loss on extinguishment of debt, before tax	—	—	9	—
Integration and other non-recurring M&A costs, before tax	5	8	16	53
Change in deferred gain on retroactive reinsurance, before tax	—	28	—	73
Income tax expense (benefit) [1]	(36)	10	(147)	29
Core earnings	$471	$442	$1,746	$1,481
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
Expense Ratio- For the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs ("DAC") and insurance operating costs and expenses, including certain centralized services costs and bad debt expense. DAC includes commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
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
Renewal Written Price Increase (Decrease)- For Commercial Lines, represents the combined effect of rate changes and individual risk pricing decisions per unit of exposure on policies that renewed and, for small commercial and middle market business, includes amount of insurance. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate impacting renewal policies during the period as previously filed with and approved by state regulators and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Lines
Net income	$286	$357	$1,058	$1,055
Adjustments to reconcile net income to underwriting gain (loss):
Net servicing income	(2)	(2)	(3)	(11)
Net investment income	(315)	(421)	(1,004)	(1,130)
Net realized losses (gains)	95	(51)	384	(142)
Other expense	5	5	13	15
Income tax expense	84	82	280	228
Underwriting gain (loss)	$153	$(30)	$728	$15
Personal Lines
Net income (loss)	$(36)	$51	$47	$304
Adjustments to reconcile net income to underwriting gain:
Net servicing income	(5)	(6)	(13)	(15)
Net investment income	(31)	(44)	(99)	(119)
Net realized losses (gains)	11	(4)	38	(17)
Other income	(1)	1	—	1
Income tax expense (benefit)	(10)	12	11	76
Underwriting gain (loss)	$(72)	$10	$(16)	$230
P&C Other Operations
Net income (loss)	$6	$22	$(6)	$26
Adjustments to reconcile net income to underwriting loss:
Net investment income	(14)	(22)	(46)	(58)
Net realized losses (gains)	4	(2)	17	(7)
Income tax expense (benefit)	2	5	(2)	5
Underwriting gain (loss)	$(2)	$3	$(37)	$(34)
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
Impact of Ukraine conflict on our results of operations
From the Ukraine conflict, the Company incurred $27 of catastrophe losses, net of reinsurance, in the nine months ended September 30, 2022, all in the first quarter, that included exposures under political violence and terrorism ("PV&T") policies, including aviation war, as well as under credit and political risk insurance ("CPRI") policies. Also in the first quarter of 2022, the Company recognized provisions for reinstatement premium of $11 as a result of estimated ceded incurred losses related to the conflict.
The Company’s direct investment exposure is limited to bonds issued by Russian entities with an amortized cost of $12 and a fair value of $8 as of September 30, 2022, with an allowance for credit losses ("ACL") of $4. The Company does not have any investments in Belarus or Ukraine.
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
Operational Transformation and Cost Reduction Plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, Information Technology ("IT") investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $560 by 2022 and $625 by 2023.
To achieve those expected savings, we expect to incur approximately $393 over the course of the program, with $273 expensed cumulatively through September 30, 2022, and expected expenses of $20 over the last three months of 2022, $43 in 2023, and $57 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $393, we expect to incur restructuring costs of approximately $127, including $41 of employee severance, $26 to retire certain IT applications, and $60 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings realized in the nine months ended September 30, 2022 and expected annual costs and expense savings for the full year in 2022 and 2023:

Hartford Next Costs and Expense Savings
	Nine Months Ended September 30, 2022	Estimate for 2022	Estimate for 2023
Employee severance	$(7)	$(7)	$—
IT costs to retire applications	6	9	5
Professional fees and other expenses	11	12	2
Estimated restructuring costs	10	14	7

Non-capitalized IT costs	34	45	20
Other costs	8	12	6
Amortization of capitalized IT development costs [1]	3	4	9
Amortization of capitalized real estate [2]	1	1	1
Estimated costs within core earnings	46	62	36
Total Hartford Next program costs	$56	$76	$43

Cumulative savings for the period relative to 2019	(413)	(560)	(625)
Net expense (savings) before tax:	$(357)	$(484)	$(582)

Net expense (savings) before tax:
Accounted for within core earnings	$(367)	$(498)	$(589)
Restructuring costs recognized outside of core earnings	10	14	7
Net expense (savings) before tax	$(357)	$(484)	$(582)
[1]Does not include approximately $34 of IT asset amortization after 2023.
[2]Does not include approximately $18 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
THIRD QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $143 or 30%	Þ	Decreased $0.34 or 25%	Þ	Decreased $12.37 or 24.1%
-	A change to net realized losses	-	Decrease in net income available to common stockholders	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a change from net unrealized gains to net unrealized losses on available for sale securities as well as common stockholder dividends and share repurchases in excess of net income
-	Lower net investment income driven by lower income from limited partnerships
-	Higher current accident year loss ratios before catastrophes in Commercial Lines and Personal Lines	+	Share repurchase activity

-	Greater P&C underwriting expenses and Group Benefits insurance operating costs and other expenses
				+	Reduction in outstanding shares due to share repurchases
-	Higher Group Benefits loss ratio, excluding the impact of excess mortality
+	In Group Benefits, lower excess mortality claims and the effect of higher premiums
+	A change to favorable P&C prior accident year reserve development
+	In Commercial Lines, higher earned premiums

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 110 bps	Þ	Improved 2.8 points	Ý	Increased 3.6 points
-	Lower returns on limited partnerships and other alternative investments	-	A change to favorable prior accident year reserve development	+	Lower excess mortality in group life
				+	Higher fully insured ongoing premiums
+	A higher yield on fixed maturity securities due to reinvesting at higher rates and an increased yield on variable-rate securities	-	Lower catastrophe losses	-	A change to net realized losses
		-	A lower expense ratio driven, in part, by higher earned premium	-	Lower net investment income driven by lower income from limited partnerships
				-	A higher group life loss ratio excluding the impact of excess mortality
		+	Higher non-catastrophe property losses in Commercial Lines
				-	Higher insurance operating costs and other expenses
		+	Higher personal automobile and homeowners loss costs

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Earned premiums	$4,910	$4,565	8%	$14,371	$13,368	8%
Fee income	328	377	(13%)	1,031	1,107	(7%)
Net investment income	487	650	(25%)	1,537	1,740	(12%)
Net realized gains (losses)	(166)	70	NM	(649)	297	NM
Other revenues	21	24	(13%)	56	62	(10%)
Total revenues	5,580	5,686	(2%)	16,346	16,574	(1%)
Benefits, losses and loss adjustment expenses	3,408	3,420	—%	9,602	9,556	—%
Amortization of deferred policy acquisition costs	467	419	11%	1,360	1,252	9%
Insurance operating costs and other expenses	1,203	1,200	—%	3,632	3,546	2%
Interest expense	50	58	(14%)	163	172	(5%)
Amortization of other intangible assets	18	18	—%	53	53	—%
Restructuring and other costs	3	(12)	125%	10	(1)	NM
Total benefits, losses and expenses	5,149	5,103	1%	14,820	14,578	2%
Income, before tax	431	583	(26%)	1,526	1,996	(24%)
Income tax expense	92	101	(9%)	300	360	(17%)
Net income	339	482	(30%)	1,226	1,636	(25%)
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$333	$476	(30%)	$1,210	$1,620	(25%)
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Net income available to common stockholders decreased by $143, primarily driven by:
•A $236, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, driven by a net loss on sales of fixed maturity securities in the third quarter of 2022 compared to a net gain on sales in the 2021 period as well as greater depreciation in value and realized losses upon sale of equity securities during the third quarter of 2022.
•A decline in net investment income driven by lower returns on limited partnerships and other alternative investments, partially offset by higher income on fixed income investments due primarily to the increase in interest rates; and
•A decrease in earnings from Hartford Funds.
These decreases were partially offset by:
•In Group Benefits, lower excess mortality claims of $186, before tax, and the effect of higher group disability earned premiums, was partially offset by a higher group life loss ratio excluding the impact of excess mortality and an increase in insurance operating costs and other expenses; and
•An increase in P&C underwriting results of $96, before tax, driven by favorable prior accident year reserve development in the 2022 period compared to unfavorable development in the 2021 period, and the effect of Commercial Lines earned premium growth, partially offset by a higher current accident year loss and loss adjustment expense ("LAE") ratio before catastrophes and higher underwriting expenses.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
Earned premiums increased by $345, or 8%, primarily due to:
•An increase in P&C reflecting a 10% increase in Commercial Lines and a 1% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was an increase in new business in small commercial and middle market, higher policy count retention in small commercial, the effect of renewal written price increases, and higher audit and endorsement premiums in small commercial as a result of higher insured exposures. Global specialty increased driven by written price increases in U.S. wholesale and ocean marine, partially offset by a decline in new business.

–For Personal Lines, the increase was attributable to automobile largely driven by an increase in net new business premium, policy count retention and renewal written pricing. For homeowners, non-renewals outpaced new business despite an increase in new business and the effect of earned pricing increases.

•An increase in Group Benefits earned premium of 6% due to an increase in group disability and supplemental health product premiums.
Fee income decreased, driven by lower daily average assets within Hartford Funds due to a decline in equity market levels and net outflows during 2022.

Net Investment Income
Net investment income decreased primarily due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds and fewer sales of underlying real estate properties in the 2022 period;
•Partially offset by the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Net realized gains (losses) changed to net realized losses in the 2022 period from net realized gains in the 2021 period, primarily driven by:
•Net realized losses on sales of fixed maturity securities in 2022, driven primarily by the increase in interest rates and wider credit spreads; and
•Net losses on equity securities in the 2022 period driven by depreciation in value due to a decline in the equity market.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
Other revenues decreased primarily driven by lower servicing revenues in P&C.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses decreased $12 due to:
•An increase in Property & Casualty of $90, which was attributable to:
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $240, before tax, primarily due to the effect of higher earned premiums in Commercial Lines, higher personal automobile and homeowners’ claim costs and higher non-catastrophe property losses in middle market and small commercial, partially offset by lower current accident year loss ratios in global specialty lines.
–Partially offsetting was a favorable change of $143, before tax, in P&C net prior accident year reserve development. Prior accident year reserve development in the 2022 period was a net favorable $53, before tax, primarily driven by reserve decreases in workers' compensation, package business, and personal automobile, partially offset by reserve increases in commercial automobile liability. Prior accident year reserve development in 2021 was an unfavorable $90, before tax, including $28, before tax, of adverse development for Navigators related to 2018 and prior accident years that has been economically ceded to National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., but recorded as a deferred gain. Unfavorable development in the 2021 period before deferred gain was driven by an increase in the Boy Scouts of America ("BSA") settlement announced in September 2021, partially offset by reserve decreases for workers' compensation, personal automobile, package business and bond. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Losses and LAE Incurred for Group Benefits
–Also partially offsetting was a decrease in current accident year catastrophe losses of $7 before tax. Catastrophe losses of $293 before tax in the 2022 period primarily included losses from Hurricane Ian, as well as wind and hail events mostly concentrated in the Northern Plains, Midwest, South, and Mountain West. Catastrophe losses of $300, before tax, in the third quarter of 2021 were principally from Hurricane Ida and, to a lesser extent, losses from tropical storms, California wildfires and wind and hail events in the Midwest and Mountain West.
•A decrease in Group Benefits of $103, primarily driven by a $186, before tax, decrease in excess mortality claims, partially offset by the effect of an increase in earned premiums and a higher group life loss ratio excluding the impact of excess mortality.

Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses were relatively flat primarily due to:
•Higher technology costs;
•Higher volume-related staffing costs in Commercial Lines and Group Benefits; and
•Lower doubtful accounts expense in the 2021 period.
These increases were offset by:
•Lower variable expenses in Hartford Funds;
•Incremental expense savings driven by the Company’s Hartford Next operational transformation and cost reduction plan; and
•Lower direct marketing costs in Personal Lines.
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

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Net income available to common stockholders decreased by $410 primarily driven by:
•A $946, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, primarily driven by depreciation in value of equity securities in the 2022 period compared to appreciation in the 2021 period, as well as a net loss on sales of fixed maturity securities in the first nine months of 2022 compared to a net gain on sales in the first nine months of 2021; and
•Lower net investment income, primarily driven by lower returns on limited partnerships and other alternative investments, as well as a decline in valuation of equity fund investments in the 2022 period, partially offset by the impact of higher interest rates on fixed income investments.
This decrease was partially offset by:
•An increase in P&C underwriting results of $464, before tax, driven by a change to favorable prior accident year reserve development, the effect of Commercial Lines earned premium growth, lower catastrophe losses, and lower COVID-19 losses, partially offset by a higher current accident year loss and LAE ratio before catastrophes, excluding the benefit from lower COVID-19 losses, and higher underwriting expenses;
•In Group Benefits, lower losses from excess mortality claims of $305, before tax, and the effect of higher fully insured ongoing premiums was partially offset by a higher loss ratio, excluding the impact of excess mortality, and an increase in insurance operating costs and other expenses; and
•Legal and consulting costs in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
REVENUE
Earned Premiums
Earned premiums increased primarily due to:
•An increase in P&C reflecting an 11% increase in Commercial Lines and a 1% decrease in Personal Lines.
–Contributing to the increase in Commercial Lines was an increase in small commercial new business, higher policy count retention, earned pricing increases, and the effect of higher audit and endorsement premiums as the result of higher insured exposures, principally in workers’ compensation.
–For Personal Lines, non-renewals outpaced new business despite an increase in new business and the effect of earned pricing increases.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Investment Income
Net investment income decreased due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations;
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Partially offset by the impact of reinvesting at higher rates, a higher yield on variable-rate securities, and a higher level of invested assets.
Net realized gains (losses) changed to a net realized loss in the 2022 period from a net realized gain in the 2021 period, primarily driven by:
•Losses on equity securities in the 2022 period driven by depreciation in value compared to gains on equity securities in the 2021 period due to appreciation in value and sales; and
•Net realized losses on sales of fixed maturity securities in 2022, driven by the increase in interest rates and credit spread widening.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
Other revenues decreased, primarily driven by lower servicing revenues in P&C.
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $46, comprised of:
•An increase in incurred losses for Property & Casualty of $76, which was driven by:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $521, before tax, primarily due to the effect of higher earned premiums in Commercial Lines, higher personal automobile claim frequency and severity, higher non-catastrophe

Losses and LAE Incurred for Group Benefits

property losses, and a higher workers’ compensation current accident year loss ratio before COVID-19, partially offset by lower COVID-19 incurred losses and lower current accident year loss ratios before COVID-19 in global specialty lines, general liability and programs.
–Partially offsetting this was a favorable change of $317, before tax, in P&C net prior accident year reserve development. Prior accident year reserve development in the 2022 period was a net favorable $147, before tax, primarily driven by reserve decreases in workers'

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
compensation, package business, catastrophes, commercial property, and personal automobile, partially offset by reserve increases in general liability, commercial automobile liability, and assumed reinsurance. Prior accident year reserve development in the 2021 period was a net unfavorable $170, before tax, driven by reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the BSA, partially offset by reserve decreases in catastrophes, workers' compensation, package business, personal automobile, commercial property, and bond. Prior accident year development in the 2021 period also included $73 before tax of adverse development for Navigators related to 2018 and prior accident years. While the Navigators’ reserve development has been economically ceded to NICO, the Company recognized a deferred gain under retroactive reinsurance accounting. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
–Also partially offsetting was a decrease in current accident year catastrophe losses of $128, before tax. Catastrophe losses in the 2022 period included losses from Hurricane Ian, as well as from tornado, wind and hail events in the Northern Plains, Midwest, South, and Mountain West, and winter storms along the East Coast, and $27 of losses, net of reinsurance, related to the Ukraine conflict. Catastrophe losses in the 2021 period were principally from Hurricane Ida as well as from tornado, wind and hail events in Texas, the Midwest and Southeast, and from February winter storms, primarily in the South.
•Partially offsetting the P&C increase was a decline in Group Benefits of $32, before tax, primarily driven by a $305, before tax, decrease in excess mortality claims, largely offset by the effect of an increase in earned premiums, a higher loss ratio for group disability and a higher loss ratio excluding excess mortality for group life.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•Higher technology costs;
•An increase in performance-based commissions in Commercial Lines;
•Higher volume-related staffing costs in Commercial Lines and Group Benefits; and
•Lower doubtful accounts expense in the 2021 period.
These increases were partially offset by:
•Lower variable expenses in Hartford Funds;
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan; and
•Lower direct marketing costs in Personal Lines.
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
INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$35,717	70.5%	$42,847	74.2%
Fixed maturities, at fair value using the fair value option ("FVO")	335	0.7%	160	0.3%
Equity securities, at fair value	1,678	3.3%	2,094	3.6%
Mortgage loans (net of ACL of $36 and $29)	5,931	11.7%	5,383	9.3%
Limited partnerships and other alternative investments	4,108	8.1%	3,353	5.8%
Other investments [1]	168	0.3%	215	0.4%
Short-term investments	2,724	5.4%	3,697	6.4%
Total investments	$50,661	100.0%	$57,749	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
September 30, 2022 compared to December 31, 2021
Total investments decreased primarily due to a decline in fixed maturities, AFS and short-term investments, partially offset by an increase in limited partnerships and other alternative investments and mortgage loans.
Fixed maturities, AFS decreased primarily due to a decline in valuations due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes.
Short-term investments decreased primarily due to the redemption of $600 of 7.875% junior subordinated debentures and share repurchases.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Limited partnerships and other alternative investments increased primarily driven by additional investments and higher valuations.
Mortgage loans increased largely due to funding of multifamily and industrial commercial whole loans.

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$376	3.5%	$332	3.1%	$1,053	3.3%	$1,019	3.1%
Equity securities	15	3.0%	23	6.2%	40	2.7%	43	3.9%
Mortgage loans	53	3.6%	45	3.7%	156	3.6%	133	3.7%
Limited partnerships and other alternative investments	62	6.3%	259	39.6%	346	13.0%	562	33.7%
Other [3]	(1)		11		1		43
Investment expense	(18)		(20)		(59)		(60)
Total net investment income	$487	3.5%	$650	4.8%	$1,537	3.7%	$1,740	4.3%
Total net investment income excluding limited partnerships and other alternative investments	$425	3.3%	$391	3.0%	$1,191	3.1%	$1,178	3.1%
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
Three months ended September 30, 2022 compared to the three months ended September 30, 2021
Total net investment income declined due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds and fewer sales of underlying real estate properties in the 2022 period;
•Partially offset by the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Total net investment income declined due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate fund valuations;
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels;
•Partially offset by the impact of reinvesting at higher rates, a higher yield on variable-rate securities, and a higher level of invested assets.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to higher reinvestment rates and a higher yield on variable-rate securities, partially offset by a lower yield on equity securities. Annualized net investment income yield, excluding limited partnerships and other alternative investments, was flat for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as the increase in reinvestment rates and yield on variable-rate securities was offset by lower equity fund returns.
Average reinvestment rates on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and nine month periods ended September 30, 2022, were 4.9% and 4.1%, respectively, which were above the average yield of sales and maturities of 3.7% and 3.4%, respectively. Average reinvestment rates for the three and nine month periods ended September 30, 2021, were 2.6% and 2.5%, respectively, which were below the average yield of sales and maturities of 3.1% and 3.0%, respectively.
For the 2022 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be consistent with or slightly above the portfolio yield earned in 2021 due to the rising rate environment. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2022	2021	2022	2021
Gross gains on sales of fixed maturities	$16	$63	$54	$162
Gross losses on sales of fixed maturities	(81)	(8)	(256)	(54)
Equity securities [1]	(81)	3	(450)	134
Net credit losses on fixed maturities, AFS [2]	(3)	—	(15)	4
Change in ACL on mortgage loans [3]	—	(2)	(7)	12
Intent-to-sell impairments [2]	(2)	—	(5)	—
Other, net [4]	(15)	14	30	39
Net realized gains (losses)	$(166)	$70	$(649)	$297
[1]The net unrealized gains (losses) on equity securities still held as of September 30, 2022, and included in net realized gains (losses) were $(84) and $(439) for the three and nine months ended September 30, 2022, respectively. The net unrealized gains (losses) on equity securities still held as of September 30, 2021, and included in net realized gains (losses) were $(17) and $92 for the three and nine months ended September 30, 2021, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and nine months ended September 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $16 and $37, respectively, and gains (losses) on non-qualifying derivatives of $(19) and $42, respectively. For the three and nine months ended September 30, 2021, includes gains (losses) from transactional foreign currency revaluation of $6 and $(1) respectively, and gains (losses) on non-qualifying derivatives of $10 and $16, respectively.
Three and nine months ended September 30, 2022
Gross gains and losses on sales were primarily due to sales of U.S. treasuries, which were used to manage duration and liquidity, and to fund purchases of spread product, mortgage loans, and alternative investments. Also included were sales of corporate securities and tax-exempt municipals and tender activity.
Equity securities net losses were primarily driven by depreciation in value due to the decline in the equity market.
Other, net gains and losses for the three and nine month periods ended September 30, 2022 included gains of $16 and $37, respectively, on transactional foreign currency revaluation, losses of $3 and $26, respectively, on FVO securities due to credit spread widening, and losses of $6 and $13, respectively, due to impairments of limited partnerships and other alternative investments. Also included for the three and nine month periods ended September 30, 2022 were losses of $17 and gains of $20, respectively, on interest rate derivatives and, for the nine month period, gains of $14 on the termination of commodity derivatives driven by an increase in the price of crude oil.
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
Other, net gains and losses for the nine month period ended September 30, 2021, included a gain of $46 on the sale of the Company's 9.7% retained interest in Talcott Resolution, and a loss of $20 related to the sale of the Company's Continental Europe Operations, which the Company agreed to sell in September of 2020. Also included for the three and nine month periods ended September 30, 2021 were gains of $9 on interest rate derivatives driven by an increase in interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2021 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2022.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of September 30, 2022

P&C Other
$967
4%
Personal
Lines
$1,838
7%
Commercial
Lines
$23,480
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,417	1,430	—	5,847
Current accident year catastrophes	327	187	—	514
Prior accident year development ("PYD")	(163)	(14)	30	(147)
Total provision for unpaid losses and loss adjustment expenses	4,581	1,603	30	6,214
Payments	(3,472)	(1,572)	(198)	(5,242)
Foreign currency adjustment	(55)	—	—	(55)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,480	1,838	967	26,285
Reinsurance and other recoverables	4,587	35	1,583	6,205
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,067	$1,873	$2,550	$32,490
Earned premiums and fee income	$7,833	$2,218
Loss and loss expense paid ratio [1]	44.3	70.9
Loss and loss expense incurred ratio	58.7	73.0
Prior accident year development (pts) [2]	(2.1)	0.6
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Total [1]	Commercial Lines	Personal Lines	Total [1]
Wind and hail	$49	$33	$82	$120	$98	$218
Winter storms	(2)	—	(2)	17	5	22
Hurricanes and tropical storms [1]	98	81	179	98	81	179
Wildfires	—	—	—	—	3	3
Ukraine conflict [2]	—	—	—	23	—	23
Other international	—	—	—	2	—	2
Catastrophes before assumed reinsurance	145	114	259	260	187	447
Global assumed reinsurance business [1] [2] [3]	34	—	34	67	—	67
Total catastrophe losses	$179	$114	$293	$327	$187	$514
[1]For the three and nine months ended September 30, 2022, included losses from Hurricane Ian of $214, net of reinsurance, including $35 of hurricane losses in the global assumed reinsurance business.
[2]Total catastrophe losses resulting from the Ukraine conflict were $27, net of reinsurance, including $4 within global assumed reinsurance for the nine months ended September 30, 2022, all in the first quarter.
[3]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(58)	$—	$—	$(58)
Workers’ compensation discount accretion	9	—	—	9
General liability	—	—	—	—
Marine	5	—	—	5
Package business	(11)	—	—	(11)
Commercial property	4	—	—	4
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	11	(9)	—	2
Homeowners	—	(2)	—	(2)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	(2)	—	—	(2)
Uncollectible reinsurance	(1)	(2)	—	(3)
Other reserve re-estimates, net	1	2	—	3
Total prior accident year development	$(42)	$(11)	$—	$(53)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(143)	$—	$—	$(143)
Workers’ compensation discount accretion	27	—	—	27
General liability	2	—	31	33
Marine	2	—	—	2
Package business	(35)	—	—	(35)
Commercial property	(17)	—	—	(17)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed reinsurance	12	—	—	12
Automobile liability	23	(14)	—	9
Homeowners	—	(2)	—	(2)
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(31)	(1)	—	(32)
Uncollectible reinsurance	(1)	(2)	6	3
Other reserve re-estimates, net	11	5	(7)	9
Total prior accident year development	$(163)	$(14)	$30	$(147)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,986	1,340	—	5,326
Current accident year catastrophes	490	152	—	642
Prior accident year development [1]	255	(113)	28	170
Total provision for unpaid losses and loss adjustment expenses	4,731	1,379	28	6,138
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(73)	—	—	(73)
Payments	(3,154)	(1,394)	(156)	(4,704)
Foreign currency adjustment	1	—	—	1
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,292	1,793	1,174	25,259
Reinsurance and other recoverables	4,514	35	1,382	5,931
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,806	$1,828	$2,556	$31,190
Earned premiums and fee income	$7,053	$2,240
Loss and loss expense paid ratio [2]	44.7	62.2
Loss and loss expense incurred ratio	67.3	62.2
Prior accident year development (pts) [3]	3.6	(5.1)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E Adverse Development Cover ("ADC") which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO, a subsidiary of Berkshire Hathaway Inc. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$31	$17	$48	$129	$72	$201
Winter storms [1]	(2)	—	(2)	152	18	170
Hurricanes and tropical storms [2]	166	44	210	167	45	212
Wildfires	4	17	21	4	17	21
Catastrophes before assumed reinsurance	199	78	277	452	152	604
Global assumed reinsurance business [2] [3]	23	—	23	38	—	38
Total catastrophe losses	$222	$78	$300	$490	$152	$642
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
[2]For the three and nine months ended September 30, 2021, included losses from Hurricane Ida of $200, net of reinsurance, including $12 of hurricane losses in the global assumed reinsurance business.
[3]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(30)	$—	$—	$(30)
Workers’ compensation discount accretion	8	—	—	8
General liability	144	—	—	144
Marine	(1)	—	—	(1)
Package business	(20)	—	—	(20)
Commercial property	(4)	—	—	(4)
Professional liability	—	—	—	—
Bond	(12)	—	—	(12)
Assumed Reinsurance	—	—	—	—
Automobile liability	9	(30)	—	(21)
Homeowners	—	1	—	1
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	—	2	(5)	(3)
Prior accident year development before change in deferred gain	94	(27)	(5)	62
Change in deferred gain on retroactive reinsurance included in other liabilities	28	—	—	28
Total prior accident year development	$122	$(27)	$(5)	$90

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(113)	$—	$—	$(113)
Workers’ compensation discount accretion	26	—	—	26
General liability	451	—	—	451
Marine	—	—	—	—
Package business	(66)	—	—	(66)
Commercial property	(24)	—	—	(24)
Professional liability	(7)	—	—	(7)
Bond	(26)	—	—	(26)
Assumed reinsurance	—	—	—	—
Automobile liability	9	(73)	—	(64)
Homeowners	—	2	—	2
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(57)	(41)	—	(98)
Uncollectible reinsurance	(5)	—	(5)	(10)
Other reserve re-estimates, net	(6)	(1)	33	26
Total prior accident year development	182	(113)	28	97
Change in deferred gain on retroactive reinsurance included in other liabilities	73	—	—	73
Total prior accident year development	$255	$(113)	$28	$170
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Written premiums	$2,780	$2,532	10%	$8,425	$7,529	12%
Change in unearned premium reserve	77	83	(7%)	621	501	24%
Earned premiums	2,703	2,449	10%	7,804	7,028	11%
Fee income	10	8	25%	29	25	16%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,555	1,351	15%	4,417	3,986	11%
Current accident year catastrophes [1]	179	222	(19%)	327	490	(33%)
Prior accident year development [1]	(42)	122	(134%)	(163)	255	(164%)
Total losses and loss adjustment expenses	1,692	1,695	—%	4,581	4,731	(3%)
Amortization of deferred policy acquisition costs	399	348	15%	1,155	1,038	11%
Underwriting expenses	455	432	5%	1,327	1,231	8%
Amortization of other intangible assets	7	7	—%	21	21	—%
Dividends to policyholders	7	5	40%	21	17	24%
Underwriting gain (loss)	153	(30)	NM	728	15	NM
Net servicing income	2	2	—%	3	11	(73%)
Net investment income [2]	315	421	(25%)	1,004	1,130	(11%)
Net realized gains (losses) [2]	(95)	51	NM	(384)	142	NM
Other expenses	(5)	(5)	—%	(13)	(15)	13%
Income before income taxes	370	439	(16%)	1,338	1,283	4%
Income tax expense [3]	84	82	2%	280	228	23%
Net income	$286	$357	(20%)	$1,058	$1,055	—%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Small Commercial:
Net new business premium	$190	$165	$577	$511
Policy count retention [1]	86%	84%	86%	84%
Renewal written price increases	3.8%	3.3%	3.4%	2.9%
Renewal earned price increases	3.5%	2.7%	3.4%	2.4%
Policies in-force as of end of period (in thousands)	1,411	1,352
Middle Market [2]:
Net new business premium	$150	$139	$400	$408
Policy count retention [1]	83%	84%	84%	82%
Renewal written price increases	6.5%	5.7%	5.7%	6.0%
Renewal earned price increases	5.7%	7.1%	5.8%	7.5%
Global Specialty:
Global specialty gross new business premium [3]	$201	$234	$633	$687
Renewal written price increases [4]	3.2%	10.9%	5.6%	13.7%
Renewal earned price increases [4]	7.7%	19.2%	9.7%	22.0%
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
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.5	55.2	2.3	56.6	56.7	(0.1)
Current accident year catastrophes	6.6	9.1	(2.5)	4.2	7.0	(2.8)
Prior accident year development	(1.6)	5.0	(6.6)	(2.1)	3.6	(5.7)
Total loss and loss adjustment expense ratio	62.6	69.2	(6.6)	58.7	67.3	(8.6)
Expense ratio	31.5	31.8	(0.3)	31.7	32.2	(0.5)
Policyholder dividend ratio	0.3	0.2	0.1	0.3	0.2	0.1
Combined ratio	94.3	101.2	(6.9)	90.7	99.8	(9.1)
Impact of current accident year catastrophes and prior year development	(5.0)	(14.1)	9.1	(2.1)	(10.6)	8.5
Underlying combined ratio	89.3	87.2	2.1	88.6	89.2	(0.6)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net income for the three months ended September 30, 2022 decreased primarily due to a change from net realized gains to net realized losses and lower net investment income, partially offset by a change from an underwriting loss to an underwriting gain.
Net income for the nine months ended September 30, 2022 increased slightly due to a higher underwriting gain, largely offset by a change from net realized gains to net realized losses and lower net investment income.
For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain (Loss)
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Underwriting gain for the three month period ended September 30, 2022 compared to an underwriting loss in the prior year three month period with the improvement primarily due to a change from unfavorable prior accident year development in the prior year period to favorable prior accident year development in the current year period, the effect of earned premium growth and lower current accident year catastrophes, partially offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes and an increase in underwriting expenses.
Underwriting gain increased for the nine month period ended September 30, 2022 compared to the prior year nine month period with the improvement primarily due to a change from unfavorable prior accident year development in the prior year period to favorable prior accident year development in the current year period, the effect of earned premium growth, and lower current accident year catastrophes, partially offset by an increase in underwriting expenses.
Underwriting expenses increased in both the three and nine month periods due to higher staffing and technology costs, and a decrease in the allowance for credit losses on premiums receivable in the 2021 period, partially offset by incremental savings from Hartford Next initiatives. Also contributing to the increase for the nine month period were higher performance-based commissions.
Expense ratio decreased slightly in both the three and nine month periods driven by the impact of higher earned premium and incremental savings from the Hartford Next program, mostly offset by higher technology and staffing costs and the impact of a decrease in the allowance for credit losses on premiums receivable recognized in third quarter 2021.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $10 and $12, for the three months ended September 30, 2021, and 2022, respectively, and $32 and $36 for the nine months ended September 30, 2021, and 2022, respectively is included in the total.
Written Premiums
[1]Other written premiums of $11, for both the three months ended September 30, 2021, and 2022, and $32 and $35 for the nine months ended September 30, 2021, and 2022 is included in the total.
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Earned premiums for the three and nine month periods increased in 2022 due to written premium increases over the prior 12 months as well as due to higher premiums from audits and endorsements, principally in small commercial workers’ compensation due to an increasing exposure base from higher payrolls.
Written premiums for the three and nine month periods increased in 2022 driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in both periods driven by exposure growth from higher audit and endorsement premium, double-digit new business growth, higher policy count retention, and renewal written price increases in all lines. Written premium grew in all lines of business, with the most significant growth in workers' compensation and package business.
•Middle & large commercial written premium increased in both periods driven by renewal written price increases in all lines and higher audit and endorsement premium in the nine month period. New business grew in the three month period, but declined in the nine month period. Written premium grew across general industries, industry verticals and specialty markets.
•Global specialty written premium increased in both periods driven by written price increases in US lines and, for the nine month period, higher retention, partially offset by a decline in new business in both periods. Written premium grew in all lines except U.S wholesale in the three month period and in all lines except international in the nine month period, with the most significant growth in global reinsurance and financial lines.
Renewal written price increases were recognized in nearly all lines in the three and nine month periods, with moderating price increases across most lines in global specialty.
•In small commercial, renewal written price increases were modestly higher in both the three and nine month periods, with workers' compensation pricing slightly positive in 2022 due to rising wages offset by lower rates, along with mid-single digit price increases in most other lines.
•In middle market, the Company recognized mid-to-high single-digit price increases in most lines other than workers’ compensation, which experienced low single-digit written price increases as the effect of higher wages more than offset lower rates.
•In global specialty, we achieved low-to-mid single-digit renewal written price increases, with increases in marine, property and automobile and, for the three month period, a slight decrease in written pricing in international lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Current accident year loss and LAE ratio before catastrophes increased in the three month period and was relatively flat in the nine month period. The increase in the three month period was primarily due to higher non-catastrophe property losses primarily in small commercial and middle market and a higher loss ratio in workers' compensation, partially offset by lower loss ratios in global specialty U.S. lines. The current accident year loss and LAE ratio before catastrophes was relatively flat in the nine month period primarily due to lower loss ratios in global specialty lines and lower COVID-19 incurred losses, largely offset by higher non-catastrophe property losses in both small commercial and middle market.
In the nine month period, the lower loss ratio in global specialty was partially offset by the effect on the ratio of $11 before tax in reinstatement premium owed to reinsurers related to ceding Ukraine conflict losses and a large ocean marine loss from an oil spill off the coast of Peru.
There were no current accident year COVID-19 incurred losses in the three and nine months ended September 30, 2022 compared to $3 and $30 of COVID-19 incurred losses in the three and nine months ended September 30, 2021, with losses in the nine month period of 2021 including $20 in workers’ compensation and $10 in financial and other lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$500
$400
$300
$200
$100
$0
$-100
$-200
$-300
$222
$122
$179
$(42)
$490
$255
$327
$(163)
Sep 30 2021 QTD
Sep 30 2022 QTD
Sep 30 2021 YTD
Sep 30 2022 YTD
CAY CATs
PYD

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Current accident year catastrophe losses for the three months ended September 30, 2022 included $133 for Hurricane Ian and losses from wind and hail events primarily in the Northern Plains, Midwest, South and Mountain West.
Current accident year catastrophe losses for the three months ended September 30, 2021 included losses from Hurricane Ida and, to a lesser extent, losses from tropical storms and wind and hail events in the Midwest and Mountain West.
Current accident year catastrophe losses for the nine months ended September 30, 2022 included $133 for Hurricane Ian, losses from tornado, wind and hail events primarily in the Midwest, South, Mountain West and Great Plains, winter storms along the East Coast and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Current accident year catastrophe losses net of reinsurance for the nine months ended September 30, 2021 included losses from Hurricane Ida, tropical storms and February winter storms primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast and Midwest.
Prior accident year development was net favorable for the three and nine months ended September 30, 2022. Reserve development in the 2022 periods included reserve decreases for workers' compensation, package business, catastrophes and, for the nine month period, commercial property and professional liability, partially offset by reserve increases for automobile liability and, for the nine month period, an increase in assumed reinsurance. In the nine month period ended September 30, 2022, an increase in reserves for general liability related to excess casualty and primary construction was largely offset by a reallocation of a portion of reserves for sexual molestation and sexual abuse claims from Commercial Lines to P&C Other Operations. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on the BSA claims.
Prior accident year development was net unfavorable for the three and nine months ended September 30, 2021. Reserve development in both 2021 periods included an increase in general liability that included a reserve increase related to the settlement with the BSA on sexual molestation and sexual abuse claims, partially offset by reserve decreases for workers' compensation, package business, bond and, for the nine month period, reserve decreases for catastrophes and commercial property.
Prior accident year development in the 2021 periods included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Written premiums	$803	$765	5%	$2,266	$2,240	1%
Change in unearned premium reserve	54	21	157%	71	24	196%
Earned premiums	749	744	1%	2,195	2,216	(1%)
Fee income	8	8	—%	23	24	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	515	479	8%	1,430	1,340	7%
Current accident year catastrophes [1]	114	78	46%	187	152	23%
Prior accident year development [1]	(11)	(27)	59%	(14)	(113)	88%
Total losses and loss adjustment expenses	618	530	17%	1,603	1,379	16%
Amortization of DAC	57	57	—%	170	173	(2%)
Underwriting expenses	153	154	(1%)	459	456	1%
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting gain (loss)	(72)	10	NM	(16)	230	(107%)
Net servicing income [2]	5	6	(17%)	13	15	(13%)
Net investment income [3]	31	44	(30%)	99	119	(17%)
Net realized gains (losses) [3]	(11)	4	NM	(38)	17	NM
Other income (expenses)	1	(1)	NM	—	(1)	100%
Income (loss) before income taxes	(46)	63	(173%)	58	380	(85%)
Income tax expense (benefit) [4]	(10)	12	(183%)	11	76	(86%)
Net income (loss)	$(36)	$51	(171%)	$47	$304	(85)%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Includes servicing revenues of $20 and $22 for the three months ended September 30, 2022 and 2021, respectively, and $56 and $62 for the nine months ended September 30, 2022 and 2021, respectively. Includes servicing expenses of $15 and $16 for the three months ended September 30, 2022 and 2021, respectively, and $43 and $47 for the nine months ended September 30, 2022 and 2021, respectively.
[3]For discussion of consolidated investment results, see MD&A - Investment Results.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2022	2021	Change	2022	2021	Change
Product Line
Automobile	$541	$516	5%	$1,547	$1,539	1%
Homeowners	262	249	5%	719	701	3%
Total	$803	$765	5%	$2,266	$2,240	1%
Earned Premiums
Product Line
Automobile	$516	$511	1%	$1,506	$1,527	(1%)
Homeowners	233	233	—%	689	689	—%
Total	$749	$744	1%	$2,195	$2,216	(1%)
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2022	2021	2022	2021
Policies in-force end of period (in thousands)
Automobile	1,331	1,328
Homeowners	749	786
Net new business premium
Automobile	$71	$58	$186	$167
Homeowners	$22	$17	$56	$46
Policy count retention [1]
Automobile	85%	84%	84%	85%
Homeowners	84%	84%	84%	85%
Renewal written price increase
Automobile	5.0%	2.1%	4.0%	2.1%
Homeowners	11.8%	8.1%	9.9%	8.6%
Renewal earned price increase
Automobile	3.4%	2.0%	2.8%	2.0%
Homeowners	8.9%	8.6%	8.6%	7.9%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2022	2021	Change	2022	2021	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.8	64.4	4.4	65.1	60.5	4.6
Current accident year catastrophes	15.2	10.5	4.7	8.5	6.9	1.6
Prior year development	(1.5)	(3.6)	2.1	(0.6)	(5.1)	4.5
Total loss and loss adjustment expense ratio	82.5	71.2	11.3	73.0	62.2	10.8
Expense ratio	27.1	27.4	(0.3)	27.7	27.4	0.3
Combined ratio	109.6	98.7	10.9	100.7	89.6	11.1
Impact of current accident year catastrophes and prior year development	(13.7)	(6.9)	(6.8)	(7.9)	(1.8)	(6.1)
Underlying combined ratio	95.9	91.8	4.1	92.8	87.9	4.9

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Automobile
Combined ratio	113.2	96.5	16.7	102.6	89.8	12.8
Underlying combined ratio	102.6	99.7	2.9	98.7	92.7	6.0
Homeowners
Combined ratio	102.6	103.4	(0.8)	97.0	90.8	6.2
Underlying combined ratio	80.4	74.6	5.8	79.9	77.0	2.9
Net Income (Loss)

$400
$200
$0
$51
$(36)
$304
$47
Sep 30
2021 QTD
Sep 30
2022 QTD
Sep 30
2021 YTD
Sep 30
2022 YTD

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net income changed to a net loss in the three months ended September 30, 2022, largely driven by a change from an underwriting gain to an underwriting loss, a change from net realized gains to net realized losses and a decrease in net investment income. Net income decreased in the nine months ended September 30, 2022, largely driven by a change from underwriting gain to an underwriting loss, a change from net realized gains to net realized losses, and a decrease in net investment income.
Underwriting Gain (Loss)

$300
$200
$100
$0
$-100
$10
$(72)
$230
$(16)
Sep 30 2021 QTD
Sep 30 2022 QTD
Sep 30 2021 YTD
Sep 30 2022 YTD

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Underwriting gain (loss) changed from a gain to a loss in both the three and nine month periods, primarily due higher current accident year loss costs before catastrophes in both automobile and homeowners, a decrease in net favorable prior accident year reserve development and an increase in current accident year catastrophe losses.
Underwriting expenses were relatively flat for the three month period and increased slightly for the nine month period as higher technology and operations staffing costs were largely offset by lower direct marketing costs and incremental cost savings from the Hartford Next initiative.
Expense ratio decreased slightly in the three month period driven by lower direct marketing costs, incremental savings from the Hartford Next program and slightly higher earned premium, partially offset by higher technology and operations staffing costs.
Expense ratio increased slightly in the nine month period due to higher technology and operations staffing costs and the effect of a decline in earned premium, partially offset by lower AARP direct marketing costs and incremental savings from the Hartford Next program.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
Written Premiums

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Earned premiums increased in the three month period due to the effect of an increase in written premium in AARP Direct automobile beginning in third quarter 2022. Earned premiums decreased in the nine month period due to the effect of a decline in written premium over the prior twelve months across both Agency channels due to non-renewals exceeding new business, primarily in automobile.
Written premiums increased in automobile in both the three and nine month periods due to an increase in new business, the effect of written pricing increases and, for the three month period, an increase in policy count retention. Written premiums increased in homeowners in both the three and nine month periods primarily due to an increase in new business and the effect of written pricing increases, partially offset by slightly lower policy count retention in the nine month period.
Renewal written pricing increases were higher for both automobile and homeowners in the three and nine month periods ended September 30, 2022 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention for automobile was higher in the three month period and lower in the nine month period while, for homeowners, policy count retention was flat for the three month period and down for the nine month period.
Policies in-force as of September 30, 2022 increased slightly for automobile and decreased for homeowners compared to the end of third quarter 2021 reflecting the level of new business in relation to non-renewed policies.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
64.4
68.8
60.5
65.1
Sep 30 2021 QTD
Sep 30 2022 QTD
Sep 30 2021 YTD
Sep 30 2022 YTD

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Current accident year Loss and LAE ratio before catastrophes increased in both automobile and homeowners in both the three and nine month periods. The increase in automobile was due to an increase in average physical damage claim severity and, for the nine month period, higher claim frequency, driven by an increase in miles driven. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes for the three month period was due to an increase in severity, partially offset by the effect of earned pricing increases. For the nine month period, an increase in homeowners' severity was partially offset by earned pricing increases and lower frequency of weather claims. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs and a greater proportion of non-weather claims, which have higher average severity.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Current accident year catastrophe losses increased in both the three and nine months ended September 30, 2022 compared to the prior year period. Current accident year catastrophe losses for the three and nine months ended September 30, 2022 included Hurricane Ian as well as wind and hail events primarily in the Northern Plains, Midwest, South and Mountain West and, for the nine month period, winter storms along the East Coast. Current accident year catastrophe losses for the third quarter of 2021 primarily included losses from Hurricane Ida, California wildfires, tropical storms and wind and hail events in the Midwest and Mountain West. Current accident year catastrophe losses for the nine months ended September 30, 2021 included losses from Hurricane Ida, tropical storms, California wildfires, and February winter storms, primarily in the South, with the remaining losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast, Midwest and Mountain West.
Prior accident year development was less favorable in the three and nine month periods, with lower reserve reductions for automobile liability and, for the nine month period, lower reserve reductions for catastrophes. Net favorable prior accident year development in the three and nine months ended September 30, 2022 period was primarily driven by automobile liability. Prior accident year development was favorable for both the three and nine months ended September 30, 2021, with reserve reductions in personal automobile liability and, for the nine month period, a reduction in catastrophe reserves, including the benefit of higher expected subrogation recoveries related to the 2017 and 2018 California wildfires.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$(5)	100%	$30	$28	7%
Total losses and loss adjustment expenses	—	(5)	100%	30	28	7%
Underwriting expenses	2	2	—%	7	6	17%
Underwriting gain (loss)	(2)	3	(167%)	(37)	(34)	(9%)
Net investment income [2]	14	22	(36%)	46	58	(21%)
Net realized gains (losses) [2]	(4)	2	NM	(17)	7	NM
Income (loss) before income taxes	8	27	(70%)	(8)	31	(126%)
Income tax expense (benefit) [3]	2	5	(60%)	(2)	5	(140%)
Net income (loss)	$6	$22	(73%)	$(6)	$26	(123%)
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net income (loss) decreased in the three months ended September 30, 2022, primarily due to favorable prior accident year development in the 2021 period, a decrease in net investment income, and a change from net realized gains in the 2021 period to net realized losses in the 2022 period.
Net loss for the nine months ended September 30, 2022 compared with net income in the comparable 2021 period, primarily due to a decrease in net investment income and a change from net realized gains in the 2021 period to net realized losses in the 2022 period.
Underwriting loss in the three months ended September 30, 2022 compared to an underwriting gain in the comparable 2021 period primarily due to favorable prior accident year development in the 2021 period. Underwriting loss increased in the nine month period, primarily due to a lower amount of unfavorable prior accident year reserve development in the 2021 period.
Unfavorable prior accident year reserve development in the 2022 nine month period was primarily due to reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on the BSA claims in the 2022 period. Unfavorable reserve development for the nine months ended September 30, 2021 primarily consisted of an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, partially offset by a reduction in the allowance for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2022. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Premiums and other considerations	$1,504	$1,415	6%	$4,511	$4,260	6%
Net investment income [1]	117	159	(26%)	370	422	(12%)
Net realized gains (losses) [1]	(37)	13	NM	(123)	60	NM
Total revenues	1,584	1,587	—%	4,758	4,742	—%
Benefits, losses and loss adjustment expenses	1,096	1,199	(9%)	3,382	3,414	(1%)
Amortization of DAC	8	11	(27%)	26	32	(19%)
Insurance operating costs and other expenses	364	336	8%	1,096	1,015	8%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,478	1,556	(5%)	4,534	4,491	1%
Income before income taxes	106	31	NM	224	251	(11%)
Income tax expense [2]	20	3	NM	40	44	(9%)
Net income	$86	$28	NM	$184	$207	(11%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to the Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Fully insured – ongoing premiums	$1,453	$1,372	6%	$4,360	$4,122	6%
Buyout premiums	5	—	NM	12	2	NM
Fee income	46	43	7%	139	136	2%
Total premiums and other considerations	$1,504	$1,415	6%	$4,511	$4,260	6%
Fully insured ongoing sales, excluding buyouts	$106	$82	29%	$699	$693	1%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Group disability loss ratio	68.4%	68.4%	—	69.3%	67.0%	2.3
Group life loss ratio	83.1%	110.9%	(27.8)	86.8%	100.9%	(14.1)
Total loss ratio	72.8%	84.7%	(11.9)	74.9%	80.1%	(5.2)
Expense ratio [1]	25.4%	25.2%	0.2	25.5%	25.2%	0.3
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net income margin	5.4%	1.8%	3.6	3.9%	4.4%	(0.5)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains) excluded from core earnings, before tax	2.3%	(0.9%)	3.2	2.5%	(1.3%)	3.8
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	—	0.1%	0.1%	—
Income tax expense (benefit)	(0.6%)	0.2%	(0.8)	(0.6%)	0.3%	(0.9)
Core earnings margin	7.2%	1.2%	6.0	5.9%	3.5%	2.4

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net income increased in the three months ended September 30, 2022, largely driven by a reduction in excess mortality losses associated with the direct and indirect impacts of COVID-19 and additional earnings generated by growth in fully insured ongoing premiums, partially offset by a change from net realized gains in the 2021 period to net realized losses in the 2022 period, a decrease in net investment income, higher insurance operating expenses, and a higher loss ratio, excluding the impact of excess mortality.
Net income decreased in the nine months ended September 30, 2022 primarily due to a change from net realized gains in the 2021 period to net realized losses in the 2022 period, a decrease in net investment income, higher insurance operating expenses and a higher loss ratio, excluding the impact of excess mortality, partially offset by a reduction in excess mortality losses and additional earnings generated by growth in fully insured ongoing premiums.
Insurance operating costs and other expenses for both the three and nine month periods were higher as higher claim costs to handle pandemic related claims, an increase in technology costs and an increase in bad debt expense were partially offset by incremental expense savings from the Hartford Next operational transformation and cost reduction program.
Fully Insured Ongoing Premiums
[1]Other of $79 and $88 for the three months ended September 30, 2021 and 2022, respectively, and $235 and $265 for the nine months ended September 30, 2021 and 2022, respectively, which includes other group coverages such as retiree health insurance, critical illness, accident, hospital indemnity and participant accident coverages.
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Fully insured ongoing premiums increased primarily in group disability driven by an increase in exposure on existing accounts resulting from increased enrollment, low unemployment, and wage increases, as well as strong persistency.
Fully insured ongoing sales, excluding buyouts, increased in the three month period in both group disability and group life and increased in the nine month period primarily in group life.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Total loss ratio decreased 11.9 points for the three-month period reflecting a lower group life loss ratio. The group life loss ratio decreased 27.8 points driven by a 31.5 point decrease in excess mortality which was partially offset by the impact of higher expense reserve assumptions and less favorable life premium waiver reserve development. For the three-month period ended September 30, 2022 and 2021, the Company recognized excess mortality losses of $26 and $212, respectively. Included in the excess mortality estimate for the three months ended September 30, 2022 and 2021 were estimated losses of $14 and $233, respectively, for the current accident quarter and unfavorable (favorable) development of $12 and ($21), respectively, on excess mortality estimates related to prior quarters. The disability loss ratio was flat to the prior year period with higher estimates of claim recoveries on long-term disability and lower COVID-19 related short-term disability losses of 1.5 points offset by less favorable development due to increasing long-term disability incidence trends.
Total loss ratio decreased 5.2 points for the nine-month period reflecting a lower group life loss ratio, partially offset by a higher group disability loss ratio. The group life loss ratio decreased 14.1 points driven by a 17.0 point decrease in excess mortality claims partially offset by a higher loss ratio on accidental death business and expense reserve increases. For the nine-month period ended September 30, 2022 and 2021, excess mortality losses were $117 and $422, respectively. The group disability loss ratio increased 2.3 points primarily due to a lower New York Paid Family Leave risk adjustment benefit with $14 recorded in the 2022 period versus $29 recorded in the 2021 period, as well as less favorable prior period development on long-term disability as the 2021 period benefited from lower incidence levels earlier in the pandemic. Partially offsetting these unfavorable items were higher estimates of claim recoveries on long-term disability and lower COVID-19 related short-term disability losses of 0.6 points.
Expense ratio increased slightly in both the three and nine month periods driven by higher claim costs to handle pandemic related claims, an increase in technology costs and an increase in bad debt expense, partially offset by incremental expense savings from the Hartford Next operational transformation and cost reduction program and higher earned premiums.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Fee income and other revenue	$253	$306	(17%)	$803	$884	(9%)
Net investment income	3	2	50%	5	3	67%
Net realized gains (losses)	(9)	(3)	NM	(31)	1	NM
Total revenues	247	305	(19%)	777	888	(13%)
Amortization of contingent deferred commissions [1]	3	3	—%	9	9	—%
Operating costs and other expenses	192	232	(17%)	622	684	(9%)
Total benefits, losses and expenses	195	235	(17%)	631	693	(9%)
Income before income taxes	52	70	(26%)	146	195	(25%)
Income tax expense [2]	11	14	(21%)	29	40	(28%)
Net income	$41	$56	(27%)	$117	$155	(25%)
Daily average Hartford Funds AUM	$129,782	$155,041	(16%)	$138,843	$149,599	(7%)
ROA [3]	12.6	14.4	(13%)	11.2	13.8	(19%)
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains) excluded from core earnings, before tax	2.8	0.8	NM	3.0	(0.1)	NM
Effect of income tax expense (benefit)	(0.9)	(0.2)	NM	(0.7)	—	NM
ROA, core earnings [3]	14.5	15.0	(3%)	13.5	13.7	(1%)
[1]Reported in amortization of DAC in the Condensed Consolidated Statements of Operations.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[3]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Mutual Fund and ETF AUM - beginning of period	$115,406	$138,511	(17%)	$142,632	$124,627	14%
Sales - Mutual Fund	5,808	7,086	(18%)	23,251	24,938	(7%)
Redemptions - Mutual Fund	(8,059)	(6,778)	(19%)	(28,046)	(21,506)	(30%)
Net flows - ETF	28	(13)	NM	137	77	78%
Net flows - Mutual Fund and ETF	(2,223)	295	NM	(4,658)	3,509	NM
Change in market value and other	(6,419)	(1,520)	NM	(31,210)	9,150	NM
Mutual Fund and ETF AUM - end of period	106,764	137,286	(22%)	106,764	137,286	(22%)
Talcott Resolution life and annuity separate account AUM [1]	11,063	14,800	(25%)	11,063	14,800	(25%)
Hartford Funds AUM - end of period	$117,827	$152,086	(23%)	$117,827	$152,086	(23%)
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETF AUM by Asset Class

	As of September 30,
	2022	2021	Change
Equity - Mutual Funds	$69,128	$91,600	(25)%
Fixed Income - Mutual Funds	16,018	19,632	(18)%
Multi-Strategy Investments - Mutual Funds [1]	19,028	22,925	(17)%
Equity - ETF	1,598	2,247	(29)%
Fixed Income - ETF	992	882	12%
Mutual Fund and ETF AUM	$106,764	$137,286	(22)%
[1]Includes balanced, allocation and alternative investment products.

Net Income
Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net income decreased for both the three and nine month periods, primarily due to lower fee income net of variable expenses as a result of a decrease in daily average assets under management in addition to net realized losses in the 2022 periods related to investments in funds seeded by the Company.

Hartford Funds AUM
September 30, 2022 compared to September 30, 2021
Hartford Funds AUM decreased primarily due to a decrease in market values over the previous twelve months and, to a lesser extent, due to net outflows. Net outflows were $2.2 billion and $4.7 billion, respectively, in the three and nine months ended September 30, 2022 compared to net inflows of $295 and $3.5 billion for the three and nine months ended September 30, 2021.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Fee income [1]	$11	$12	(8%)	$37	$38	(3%)
Other revenue (loss)	—	—	—%	1	(10)	110%
Net investment income	7	2	NM	13	8	63%
Net realized gains (losses)	(10)	3	NM	(56)	70	(180%)
Total revenues (losses)	8	17	(53%)	(5)	106	(105%)
Benefits, losses and loss adjustment expenses [2]	2	1	100%	6	4	50%
Insurance operating costs and other expenses [1]	12	17	(29%)	48	75	(36%)
Interest expense [3]	50	58	(14%)	163	172	(5%)
Restructuring and other costs	3	(12)	125%	10	(1)	NM
Total benefits, losses and expenses	67	64	5%	227	250	(9%)
Loss before income taxes	(59)	(47)	(26%)	(232)	(144)	(61%)
Income tax benefit [4]	(15)	(15)	—%	(58)	(33)	(76%)
Net loss	(44)	(32)	(38%)	(174)	(111)	(57%)
Preferred stock dividends	6	6	—%	16	16	—%
Net loss available to common stockholders	$(50)	$(38)	(32)%	$(190)	$(127)	(50)%
[1]Includes investment management fees and expenses related to managing third party business, including management of the invested assets of Talcott Resolution.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements and Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net loss available to common stockholders for the three months ended September 30, 2022 increased from the comparable 2021 period, primarily due to a change from net realized gains in the 2021 period to net realized losses in the 2022 period and a reduction in restructuring and other costs in the 2021 period, partially offset by lower interest expense and higher net investment income.
Net loss available to common stockholders for the nine months ended September 30, 2022 increased primarily due to a change from net realized gains in the 2021 period to net realized losses in the 2022 period, partially offset by legal and consulting costs incurred in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company. Also contributing to the change in net income for the nine month period was the effect of lower interest expense, higher net investment income, and the effect of a loss of $11 before tax in the 2021 period from the Company’s previously owned equity interest in Talcott Resolution, largely offset by loss on extinguishment of debt and restructuring and other costs incurred in the 2022 period.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Interest expense decreased for the three and nine months ended September 30, 2022, largely due to the redemption of $600 in 7.875% junior subordinated debentures in April, 2022.

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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, an aggregate property catastrophe treaty, and individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate losses of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $0.5, in excess of a $700 retention. The occurrence-based property catastrophe treaty responds in excess of $100 per occurrence, subject to a $50 annual aggregate deducible for all perils other than earthquakes and named hurricanes and tropical storms. For earthquakes and named hurricanes and tropical storms the occurrence based property treaty responds in excess of $350 per occurrence. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties beginning with the January 1, 2021 renewal, do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2022 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2022. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $41 in per event losses in excess of a $19 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of September 30, 2022. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford's 2021 Form 10-K Annual Report, and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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
As of September 30, 2022, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. For the nine months ended September 30, 2022, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Credit Risk Assumed Through Credit Derivatives
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference indexes of commercial mortgage-backed securities ("CMBS") issuers.
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

Fixed Maturities, AFS by Credit Quality
	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,574	$5,018	14.0%	$5,706	$5,881	13.7%
AAA	6,045	5,675	15.9%	5,917	6,133	14.3%
AA	7,068	6,465	18.1%	7,279	7,718	18.0%
A	9,948	8,972	25.1%	10,277	10,962	25.6%
BBB	8,842	7,732	21.7%	9,196	9,708	22.7%
BB & below	2,110	1,855	5.2%	2,413	2,445	5.7%
Total fixed maturities, AFS	$39,587	$35,717	100.0%	$40,788	$42,847	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2021, primarily due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2022						December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$1,543	$—	$—	$(41)	$1,502	4.2%	$959	$—	$11	$(2)	$968	2.3%
Other	426	—	—	(36)	390	1.1%	166	—	2	(1)	167	0.4%
CLO	3,027	—	2	(110)	2,919	8.2%	3,019	—	8	(2)	3,025	7.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,277	(7)	15	(107)	1,178	3.3%	1,390	—	75	(5)	1,460	3.4%
Bonds	2,128	—	2	(215)	1,915	5.4%	2,327	—	92	(9)	2,410	5.6%
Interest only	196	—	5	(16)	185	0.5%	238	—	12	(1)	249	0.6%
Corporate
Basic industry	783	(2)	—	(84)	697	1.9%	761	—	34	(5)	790	1.8%
Capital goods	1,371	—	1	(141)	1,231	3.4%	1,442	—	84	(9)	1,517	3.5%
Consumer cyclical	1,115	—	—	(123)	992	2.8%	1,161	(1)	50	(5)	1,205	2.8%
Consumer non-cyclical	2,039	—	2	(228)	1,813	5.1%	2,473	—	134	(8)	2,599	6.1%
Energy	1,247	(1)	3	(131)	1,118	3.1%	1,405	—	99	(2)	1,502	3.5%
Financial services	4,840	—	—	(518)	4,322	12.1%	4,648	—	214	(20)	4,842	11.3%
Tech./comm.	2,289	(1)	2	(296)	1,994	5.6%	2,658	—	216	(11)	2,863	6.7%
Transportation	715	—	—	(89)	626	1.8%	744	—	43	(3)	784	1.8%
Utilities	1,895	(4)	1	(246)	1,646	4.6%	1,917	—	141	(8)	2,050	4.8%
Other	505	—	—	(56)	449	1.3%	535	—	23	(3)	555	1.3%
Foreign govt./govt. agencies	655	—	—	(71)	584	1.6%	883	—	33	(6)	910	2.1%
Municipal bonds
Taxable	1,027	—	—	(152)	875	2.4%	1,079	—	83	(2)	1,160	2.7%
Tax-exempt	5,812	—	55	(545)	5,322	14.9%	6,394	—	704	(1)	7,097	16.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,818	—	1	(214)	1,605	4.5%	1,337	—	44	(11)	1,370	3.2%
Non-agency	2,315	—	—	(282)	2,033	5.7%	2,101	—	11	(16)	2,096	4.9%
Alt-A	8	—	—	—	8	—%	12	—	1	—	13	—%
Sub-prime	77	—	1	—	78	0.2%	160	—	4	—	164	0.4%
U.S. Treasuries	2,479	—	1	(245)	2,235	6.3%	2,979	—	86	(14)	3,051	7.1%
Total fixed maturities, AFS	$39,587	$(15)	$91	$(3,946)	$35,717	100.0%	$40,788	$(1)	$2,204	$(144)	$42,847	100.0%
Fixed maturities, FVO					$335						$160
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared with December 31, 2021, primarily due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes.
The Company primarily decreased holdings of consumer non-cyclical and technology/communication corporate bonds, tax-exempt municipal bonds, U.S. treasuries, and CMBS while primarily increasing holdings in agency and non-agency RMBS and consumer loans.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds as of September 30, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,274	$1,175	$3	$3	$—	$—	$—	$—	$—	$—	$1,277	$1,178
Bonds	788	719	554	493	424	379	137	118	225	206	2,128	1,915
Interest Only	110	104	76	72	—	—	9	8	1	1	196	185
Total CMBS	2,172	1,998	633	568	424	379	146	126	226	207	3,601	3,278
RMBS
Agency	1,798	1,586	20	19	—	—	—	—	—	—	1,818	1,605
Non-Agency	1,183	1,063	516	448	359	302	236	203	21	17	2,315	2,033
Alt-A	—	—	—	—	—	—	1	1	7	7	8	8
Sub-Prime	4	4	23	24	15	15	8	8	27	27	77	78
Total RMBS	2,985	2,653	559	491	374	317	245	212	55	51	4,218	3,724
Total CMBS & RMBS	$5,157	$4,651	$1,192	$1,059	$798	$696	$391	$338	$281	$258	$7,819	$7,002

Exposure to CMBS & RMBS Bonds as of December 31, 2021
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,380	$1,450	$10	$10	$—	$—	$—	$—	$—	$—	$1,390	$1,460
Bonds	950	995	571	593	439	453	182	186	185	183	2,327	2,410
Interest Only	134	141	92	96	1	1	10	10	1	1	238	249
Total CMBS	2,464	2,586	673	699	440	454	192	196	186	184	3,955	4,119
RMBS
Agency	1,315	1,347	22	23	—	—	—	—	—	—	1,337	1,370
Non-Agency	840	845	554	552	477	473	199	196	31	30	2,101	2,096
Alt-A	—	—	—	—	—	—	—	—	12	13	12	13
Sub-Prime	6	7	34	35	47	48	24	24	49	50	160	164
Total RMBS	2,161	2,199	610	610	524	521	223	220	92	93	3,610	3,643
Total CMBS & RMBS	$4,625	$4,785	$1,283	$1,309	$964	$975	$415	$416	$278	$277	$7,565	$7,762
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
As of September 30, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $5.9 billion, with an ACL of $36. As of December 31, 2021, mortgage loans had an amortized cost of $5.4 billion and carrying value of $5.4 billion, with an ACL of $29. The increase in the allowance for the nine month period was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations, and to a lesser extent, net additions of new loans.
The Company funded $806 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 56% and a

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
weighted average yield of 3.3% during the nine months ended September 30, 2022. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality multi-family and industrial properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2022, or December 31, 2021.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$873	$817	AA+	$910	$1,031	AA+
Pre-refunded [1]	309	315	AAA	487	519	AAA
Revenue
Transportation	1,451	1,310	A+	1,404	1,579	A+
Health Care	1,161	994	A+	1,274	1,397	A+
Leasing [2]	723	647	AA-	813	874	AA-
Education	593	541	AA	670	748	AA
Water & Sewer	414	377	AA	504	538	AA
Sales Tax	316	294	AA	370	436	AA
Power	277	258	A	317	357	A+
Housing	74	61	AA-	98	103	AA
Other	648	583	AA-	626	675	AA-
Total Revenue	5,657	5,065	AA-	6,076	6,707	AA-
Total Municipal	$6,839	$6,197	AA-	$7,473	$8,257	AA-
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
As of September 30, 2022, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the New York City Municipal Water Finance Authority, which each comprised less than 2% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2021, the largest issuer concentrations were the New York State Dormitory Authority, the Pennsylvania State Turnpike Commission, and the State of California, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 12% of the fair value of the Company's investment portfolio.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate funds	$47	11.3%	$85	39.3%	$186	17.1%	$111	20.4%
Private equity funds	28	7.6%	144	53.0%	159	16.4%	358	52.8%
Hedge funds and other funds	4	5.2%	7	15.6%	17	7.7%	26	19.7%
Other alternative investments [2]	(17)	(13.0%)	23	19.4%	(16)	(4.1%)	67	21.3%
Total	$62	6.3%	$259	39.6%	$346	13.0%	$562	33.7%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds and public equity.

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate funds	$1,781	43.3%	$1,315	39.2%
Private equity funds	1,478	36.0%	1,256	37.5%
Hedge funds and other funds	357	8.7%	274	8.2%
Other alternative investments [1]	492	12.0%	508	15.1%
Total	$4,108	100.0%	$3,353	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds and public equity.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $3.9 billion as of September 30, 2022, and have increased $3.8 billion from December 31, 2021, primarily due to higher interest rates and wider credit spreads. As of September 30, 2022, $2.6 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $1.3 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities and municipal bonds that are mainly depressed because current interest rates are higher and market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	1,021	$7,581	$—	$(338)	$7,243	640	$6,193	$—	$(32)	$6,161
Greater than three to six months	1,081	7,948	—	(693)	7,255	404	3,249	—	(55)	3,194
Greater than six to nine months	1,917	13,273	(4)	(1,699)	11,570	101	571	—	(5)	566
Greater than nine to eleven months	528	3,855	—	(494)	3,361	171	1,041	—	(29)	1,012
Twelve months or more	695	4,667	(3)	(722)	3,942	184	631	—	(23)	608
Total	5,242	$37,324	$(7)	$(3,946)	$33,371	1,500	$11,685	$—	$(144)	$11,541

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	494	$4,262	$—	$(1,008)	$3,254	—	$—	$—	$—	$—
Greater than three to six months	103	820	—	(279)	541	—	—	—	—	—
Greater than six to nine months	8	35	—	(16)	19	—	—	—	—	—
Twelve months or more	16	5	—	(2)	3	20	5	—	(3)	2
Total	621	$5,122	$—	$(1,305)	$3,817	20	$5	$—	$(3)	$2
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2022
For the three and nine months ended September 30, 2022, the Company recorded net credit losses of $3 and $15, respectively. The net credit losses were primarily attributable to increases in the allowance for credit losses of $6 and $7, respectively, on CMBS where projected cash flows are lower due to faster prepayments on underlying loans, and $2 and $4, respectively, related to a private corporate utilities issuer. The increases for both periods were partially offset by reversals of the ACL primarily on issuers with exposure to Russia, due to increases in fair market value and one issuer that has since been recognized as an intent-to-sell impairment. Unrealized losses on securities with an ACL recognized in other comprehensive income were $6 for both the three and nine months ended September 30, 2022. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.

Intent-to-sell impairments were $2 and $5 for the three and nine months ended September 30, 2022, respectively, related to an issuer with exposure to Russia that had an ACL in prior periods and, for the nine month period, one corporate issuer in the financial services sector.
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
ACL on Mortgage Loans
Three and nine months ended September 30, 2022
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
For the three and nine months ended September 30, 2022, the Company recorded an increase in the ACL on mortgage loans of $0 and $7, respectively. The increase in the allowance for the nine month period was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations, and to a lesser extent, net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three and nine months ended September 30, 2021
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

Capital available to the holding company as of September 30, 2022:
•$1.1 billion in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of September 30, 2022, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2022, there were no borrowings outstanding.

2022 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's U.S. property and casualty insurance subsidiaries have dividend capacity of $2.0 billion for 2022, with approximately $1.5 billion of net dividends expected in 2022, including $1.1 billion paid to HFSG Holding Company through September 30, 2022.
•Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has dividend capacity of $241 in 2022 with approximately $240 of dividends expected in 2022, including $165 paid to HFSG Holding Company through September 30, 2022.
•Hartford Funds - HFSG Holding Company expects to receive approximately $160 in dividends from Hartford Funds in 2022, including $120 received through September 30, 2022.

Expected liquidity requirements for the next twelve months as of September 30, 2022:
•$194 of interest on debt, including, for the 3-month London Inter-Bank Offered Rate ("LIBOR") plus 2.125% Notes due
2067, interest at a rate of 4.39% given the 10-year interest rate swap agreement the Company entered into in April 2017;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$540 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of September 30, 2022:
•Interest on debt and debt repayments, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2021 Form 10-K Annual Report
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the nine months ended September 30, 2022, the Company repurchased 17 million common shares for $1.2 billion under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2022. In addition to this authorization, in July 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. While the Company anticipates using a portion of the new authorization over the remainder of 2022, it expects to use the vast majority of the new authorization in 2023 and 2024. As of September 30, 2022, the Company has $3.1 billion remaining for equity repurchases under both these share repurchase programs. During the period October 1, 2022 through October 26, 2022, the Company repurchased approximately 1.5 million common shares for $98.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2022:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 20, 2022	September 1, 2022	October 4, 2022	$0.385
October 27, 2022	December 1, 2022	January 4, 2023	$0.425
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 20, 2022	November 1, 2022	November 15, 2022	$375.00
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
Through the first nine months of 2022, HFSG Holding Company received $1.4 billion of net dividends from its subsidiaries,

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
including $165 from HLA, $120 from Hartford Funds and $1.1 billion from its U.S. P&C subsidiaries, excluding $195 of P&C dividends that were subsequently contributed to P&C subsidiaries and $36 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Over the remainder of 2022, the Company anticipates receiving approximately $0.4 billion of net dividends from its U.S. P&C subsidiaries, approximately $75 of dividends from HLA and approximately $40 of dividends from Hartford Funds.
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
For further information regarding Shelf Registrations, see Note Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of September 30, 2022, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
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
As of September 30, 2022 there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company (“HLA”), are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2022, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility") as well as a non-committed $25 credit facility with a lender (the "Bilateral Facility"). The Club Facility has two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($95 as of September 30, 2022) commitment. As of September 30, 2022, letters of credit with an aggregate face amount of $104 and £65 million, or $73, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
Among other covenants, the Club Facility and Bilateral Facility contain financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds and Lloyd's, consistent with Lloyd's requirements. As of September 30, 2022, The Hartford was in compliance with all financial covenants of both facilities.
For further information regarding the Club Facility and the Bilateral Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2022 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2022. For further discussion of pension and other postretirement benefit obligations, see Note 16 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.

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
As of September 30, 2022, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty
As of September 30, 2022
Fixed maturities	$27,974
Short-term investments	1,330
Cash	148
Less: Derivative collateral	84
Total	$29,368
Property & Casualty operations invested assets also include $1.1 billion in equity securities, $4.3 billion in mortgage loans and $3.3 billion in limited partnerships and other alternative investments.

Group Benefits Operations
As of September 30, 2022
Fixed maturities	$7,811
Short-term investments	224
Cash	13
Less: Derivative collateral	25
Total	$8,023
Group Benefits operations invested assets also include $291 in equity securities, $1.6 billion in mortgage loans and $855 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of September 30, 2022 were $32.5 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR"). The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves in the Company's 2021 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of September 30, 2022 were $8.9 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2021 Form 10-K Annual Report. For additional information about future policy benefits, see Note 10 Reserve for Future Policy Benefits of Notes to Condensed Consolidated Financial Statements and for historical payments by reserve line, net of reinsurance, see Note 12, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2021 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $428 as of September 30, 2022 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits,

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
see Note 10 - Reserve for Future Policy Benefits of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of September 30, 2022, Hartford Funds cash and short-term investments were $217.

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
|CAPITALIZATION

Capital Structure
	September 30, 2022	December 31, 2021	Change
Long-term debt	$4,356	$4,944	(12%)
Total debt	4,356	4,944	(12%)
Common stockholders' equity excluding AOCI, net of tax	17,035	17,337	(2%)
Preferred stock	334	334	—%
AOCI, net of tax	(4,414)	172	NM
Total stockholders’ equity	12,955	17,843	(27%)
Total capitalization	$17,311	$22,787	(24%)
Debt to stockholders’ equity	34%	28%
Debt to capitalization	25%	22%
Total capitalization decreased $5,476 as of September 30, 2022 compared to December 31, 2021 primarily due to an increase in net unrealized losses on fixed maturities, AFS, share repurchases, and the Company's redemption of its 7.875% junior subordinated debentures, partially offset by net income in excess of common stockholder dividends in the period.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements and Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CASH FLOW[1]

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$2,924	$2,889
Net cash used for investing activities	$(705)	$(1,748)
Net cash used for financing activities	$(2,253)	$(963)
Cash and restricted cash– end of period	$285	$397
[1]Cash activities in 2021 include cash flows related to Continental Europe Operations that was sold on December 29, 2021. See Note 22 - Business Dispositions of Notes to Consolidated Financial Statements included in The Hartford's 2021 Form 10-K Annual Report for discussion of this transaction.
Cash provided by operating activities slightly increased in 2022 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits premiums received and lower integration and restructuring costs, mostly offset by an increase in P&C and Group Benefits loss and loss adjustment expenses paid, and higher operating expenses, including increased commissions and staffing costs.
Cash used for investing activities decreased in 2022 as compared to the prior year period as a result of a change from net payments for to net proceeds from short term investments, a decrease in net payments for equity securities and an increase in proceeds from derivatives, partially offset by a change from net proceeds from to net payments for fixed maturities as well as an increase in net payments for partnerships.
Cash used for financing activities increased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, as well as proceeds from the issuance of debt in the third quarter of 2021.
Operating cash flow for the nine months ended September 30, 2022 has been adequate to meet liquidity requirements.
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
On August 15, 2022, S&P upgraded the financial strength rating of The Navigators Group, Inc. and its core operating subsidiaries (collectively, "Navigators"), including NIC, to A+ from A with a Stable outlook. The upgrade of Navigators is reflective of its core status to the Company and recognizes its improved underwriting, which is in line with the Company's overall underwriting standard.

Insurance Financial Strength Ratings as of October 26, 2022
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2022	$11,914	$2,410	$14,324
Statutory income	1,107	246	1,353
Dividends to parent	(1,125)	(165)	(1,290)
Other items	(324)	9	(315)
Net change to U.S. statutory capital	(342)	90	(252)
U.S statutory capital at September 30, 2022	$11,572	$2,500	$14,072
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
Inflation Reduction Act
On August 16, 2022, President Biden signed the $700 billion Inflation Reduction Act ("IRA") into law. The IRA represents a compromise from the original multi-trillion dollar Build Back Better agenda. Several priorities were preserved in the compromise legislation including: lowering the price of prescription drugs; dedicating billions of dollars to fight climate change, while opening federal property to oil and gas drilling; and securing a three-year extension of Affordable Care Act subsidies.
The IRA enacted several new tax provisions that could apply to the Company. These provisions are effective after December 31, 2022. The bill created a 15% book-income alternative minimum tax (“BMT”) on corporations with three-year average financial statement income over $1 billion. The BMT is payable to the extent the BMT liability exceeds the regular corporate income tax. However, any BMT paid would be indefinitely available as a credit carryover that could reduce future regular tax in excess of BMT. The Company has made certain interpretations and assumptions regarding the BMT and while we expect to be an applicable corporation, any BMT paid will be treated as a temporary item reflected within deferred taxes and we expect no material impact to our financial position or results of operations. The IRA also creates a 1% excise tax on stock buybacks of publicly traded U.S. corporations. Such excise tax applies if a company repurchases in excess of $1 worth of its stock in any given calendar year. The impact of this provision will be dependent on the extent of share repurchases made in future periods. In addition, the IRA added an $80 billion funding increase for the IRS to support tax enforcement and modernization. Increases to IRS enforcement resources could increase audits on corporate taxpayers, which may include the Company. Finally, the IRA provides the U.S. Department of Treasury with authority to promulgate regulations and guidance on a wide range of important questions about how the new law will be implemented.
In addition, as Congress debates action on various spending initiatives, it may consider a variety of proposals to fund the cost of new spending with revenue raising measures. The Biden Administration's commitment to the OECD global minimum tax could be a driver of tax policy changes, including a possible increase in the corporate tax rate and other changes to taxes owed on income earned outside of the U.S. These and other tax proposals and regulatory initiatives that may be considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The nature and timing of any such Congressional or regulatory action with respect to any such efforts is unclear.
Post-Brexit UK Regulatory Reforms
The UK Prudential Regulation Authority (“PRA”) is reviewing the Solvency II regime, introduced across the EU during 2016 to align insurance entities’ risk frameworks for managing capital adequacy and risk management practices, as well as increased transparency and enhanced regulatory supervision.
The PRA also recognizes that climate change presents a material financial risk to insurers and the financial system and for 2022 the PRA will incorporate the financial risks posed by climate change into its core supervisory approach.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2021 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HLA	Hartford Life and Accident Insurance Company
ABS	Asset Backed Securities	IBNR	Incurred But Not Reported
ACL	Allowance for Credit Losses	IT	Information Technology
ADC	Adverse Development Cover	LAE	Loss Adjustment Expense
AFS	Available-For-Sale	LCL	Liability for Credit Losses
ALAE	Allocated Loss Adjustment Expenses	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LTD	Long-Term Disability
AUM	Assets Under Management	LTV	Loan-to-Value
BSA	Boy Scouts of America	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CAY	Current Accident Year	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NIC	Navigators Insurance Company
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NOLs	Net Operating Loss Carryforwards or Carrybacks
DEI	Diversity, Equity and Inclusion	NSIC	Navigators Specialty Insurance Company
DLR	Disabled Life Reserve	OCI	Other Comprehensive Income
DSCR	Debt Service Coverage Ratio	OTC	Over-the-Counter
ERCC	Enterprise Risk and Capital Committee	P&C	Property and Casualty
ESPP	The Hartford Employee Stock Purchase Plan	PG&E	PG&E Corporation and Pacific Gas and Electric Company
ETF	Exchange-Traded Funds	PV&T	Political Violence and Terrorism
FAL	Funds at Lloyd's	PYD	Prior Year Development
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RMBS	Residential Mortgage-Backed Securities
FVO	Fair Value Option	ROA	Return on Assets
GAAP	Generally Accepted Accounting Principles	ROE	Return on Equity
HFSG	Hartford Financial Services Group, Inc.	SCR	Solvency Capital Requirement
HHI	Hartford Holdings, Inc.	SOFR	Secured Overnight Funding Rate
HIMCO	Hartford Investment Management Company	ULAE	Unallocated Loss Adjustment Expenses

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2022.
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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended September 30, 2022 are set forth below. During the period from October 1, 2022 to October 26, 2022, the Company repurchased 1.5 million shares for $98.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2022
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
July 1, 2022 - July 31, 2022	1,860,590	$64.15	1,850,377	$329
August 1, 2022 - August 31, 2022	2,158,032	$66.03	2,143,062	$3,188
September 1, 2022 - September 30, 2022	1,361,856	$66.07	1,359,117	$3,098
Total	5,380,478	$65.39	5,352,556
[1]Includes 27,922 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $64.82 in employee tax withholding obligations related to net share settlements in the three months ended September 30, 2022.
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

Item 6.
EXHIBITS

See Exhibits Index on page	113.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2022
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective December 17, 2020.	8-K	001-13958	3.1	7/21/2016
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 27, 2022	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)