Form 10-K
period 2022-12-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2023-02-24
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(860) 547-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HIG	The New York Stock Exchange
6.10% Notes due October 1, 2041	HIG 41	The New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of 6.000% Non-Cumulative Preferred Stock, Series G, par value $0.01 per share	HIG PR G	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
None

Indicate by check mark:
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☑
•	whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
•	whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

•	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
•
whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
☑
•	If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
•	whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $21 billion, based on the closing price of $65.43 per share of the Common Stock on the New York Stock Exchange on June 30, 2022.
As of February 23, 2023, there were outstanding 313,057,095 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Item	Description	Page
	Part I
1	BUSINESS	6
1A.	RISK FACTORS	21
1B.	UNRESOLVED STAFF COMMENTS	None
2	PROPERTIES	33
3	LEGAL PROCEEDINGS	33
4	MINE SAFETY DISCLOSURES	Not Applicable
	Part II
5	MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
6	RESERVED	None
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	[a]
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	[b]
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	None
9A.	CONTROLS AND PROCEDURES	114
9B.	OTHER INFORMATION	None
9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	Not Applicable
	Part III
10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD	116
11	EXECUTIVE COMPENSATION	[c]
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	117
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	[d]
14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	[e]
	Part IV
15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	118
	EXHIBITS INDEX	218
16	FORM 10-K SUMMARY	Not Applicable
	SIGNATURES	221
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
◦the effects of the continued COVID-19 pandemic, including exposure to COVID-19 business interruption property claims, the possibility of a resurgence of excess mortality losses in Group Benefits, and the potential for further legislative, regulatory or judicial actions pertaining to insurance underwriting and claims;
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
◦the Company’s ability to effectively price its products and policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;
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

Part I - Item 1. Business

Item 1.
BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, group benefits insurance and services, and mutual funds and exchange-traded funds to individual and business customers in the United States as well as in the United Kingdom and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. As of December 31, 2022, total assets and total stockholders’ equity of The Hartford were $73.0 billion and $13.6 billion, respectively.
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
We endeavor to maintain and enhance our position as a market leader by leveraging our core strengths of underwriting excellence, risk management, claims, product development and distribution. We are investing in claims processing, analytics, data science and digital capabilities to strengthen our existing competitive advantages.
An ethics, people, and performance-driven culture drives our values. We have proactive positions on ESG issues important to our sustainability and our capacity to deliver long-term stockholder value.

|

Part I - Item 1. Business

Strategic Priorities
Our strategy remains consistent and we are focused on the following priorities across our businesses:
•Advancing leading underwriting capabilities across our portfolio to offer expanded products and services;
•Emphasizing digital capabilities and data science that enhance the customer experience and improve underwriting and claims decision making;
•Maximizing distribution channels and product breadth to increase market share;
•Optimizing organizational efficiency with a focus on continuous improvement. For information on the Company’s operational transformation and cost reduction plan (called “Hartford Next”), refer to The Hartford’s Operations section of Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;
•Balancing use of excess capital for organic growth, investments in the business, and return to stockholders through dividends and share repurchases; and
•Continuing to advance ESG leadership in order to attract and retain top talent and enhance value to stockholders. For more information on retaining and attracting talent through our diversity, equity and inclusion initiatives, refer to the Human Capital Resources section of Part 1, Item 1.
Within our businesses, in 2023 we will continue to pursue objectives specific to each, including:
Commercial Lines
•Maintaining underwriting and pricing discipline across property and liability lines of business in the face of increased loss costs while navigating continued pricing pressure in workers’ compensation;
•Continuing to broaden our underwriting capabilities, product breadth, and risk appetite, increasing the cross-sell of global specialty product lines to customers of small commercial and middle & large commercial, and growing specialized verticals in middle & large commercial;
•Accelerating use of data, digital technology and voice of customer to drive a best-in-class experience;
•Enabling improved risk selection and portfolio decisions through data science and analytics; and
•Expanding distribution to match customers’ preferred access points.
Personal Lines
•Regaining competitive momentum through the continued rollout of our new automobile and homeowners product, Prevail, which is tailored to the mature market and includes digital service capabilities that provide real time transaction support;
•Addressing higher loss cost trends through pricing and underwriting actions;
•Transforming underwriting to improve customer experience and reduce expenses;
•Driving new business in AARP Direct through direct marketing initiatives; and
•Expanding use of telematics and investing in digital capabilities.
Group Benefits
•Continuing to grow revenues through strong sales and persistency;
•Expanding absence/leave management capabilities and pursuing product innovation to meet the rapidly evolving needs of employers and employees;
•Continuing to grow market share of voluntary product offerings, including supplemental health coverage, as well as new state paid family and medical leave;
•Investing in technology that enhances the overall customer experience; and
•Investing in data and analytics and technology, including artificial intelligence, to enhance risk management and reinvent processes.
Hartford Funds
•Driving organic growth by focusing on key distribution channels and optimizing our product and distribution efforts; and
•Working with subadvisors to launch products to meet the needs of financial advisors and their clients.
REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with acquisitions, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well as certain of Talcott's affiliates. Talcott Resolution Life, Inc. is the holding company of the life and annuity business that we sold in May 2018. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as “Talcott Resolution”).

|

Part I - Item 1. Business
2022 Revenues of $22,362 by Segment
[1]Includes Revenue of $47 for Property & Casualty Other Operations and $31 for Corporate.
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

|COMMERCIAL LINES
2022 Earned Premiums of $10,571 by Line of Business

2022 Earned Premiums of $10,571 by Product

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
Through its three lines of business, small commercial, middle & large commercial, and global specialty, Commercial Lines offers its products and services to businesses in the United States ("U.S.") and internationally. Commercial Lines generally consists of products written for small businesses and middle market companies as well as national and multi-national accounts, largely distributed through retail agents and brokers, wholesale agents and global and specialty reinsurance brokers. The majority of Commercial Lines written premium is generated by small commercial and middle market lines, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics. Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
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
Lines of business written by small commercial and middle & large commercial are subject to rate regulation and written pricing increases or decreases that are partly in response to loss cost trends. Workers’ compensation rates are based on loss experience and are informed by data submitted through the National Council on Compensation Insurance ("NCCI"). Workers’ compensation rates have been under downward pressure for the industry due to favorable loss cost trends in

|

Part I - Item 1. Business
recent years, including due to lower claim frequency that occurred during the pandemic.
Global specialty provides a variety of customized insurance products, including property, liability, marine, professional liability, and bond. The vast majority of the business written by our Navigators Group insurance subsidiaries is reported in the global specialty business unit.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and, to a lesser extent, overseas, principally in the United Kingdom. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and global and specialty reinsurance brokers, with business also sold direct-to-consumer. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations. As the sole corporate member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s of London ("Lloyds") market.
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
Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, and through on-line and direct-to-consumer marketing. Carriers that can quote business in an automated way have a competitive advantage by shortening the time from quoting to issuance. Through its ICON quoting tool, The Hartford quotes over 75% of its Spectrum package business and workers’ compensation new business policies without human intervention.
Middle & Large Commercial
Middle & large commercial business is considered “higher touch” and involves individual underwriting and pricing decisions. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. In addition, some larger brokers are now becoming competitors through acquisition of managing general agents or managing general underwriters.
The pricing of middle market and national accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large commercial insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. As a means to mitigate the cost of insurance, middle market and large commercial buyers may opt for loss-sensitive products in-lieu of guaranteed cost policies. Within this competitive environment, The Hartford is working to deepen its product and underwriting capabilities, including investing in speed to market solutions for the lower end of middle market, leverage its sales and underwriting talent and expand its use of data analytics and third party data to make risk selection and pricing decisions. In product development and related areas such as claims and risk engineering, the Company has expanded its capabilities in industry verticals, such as energy, construction, media arts & entertainment, technology and life sciences.
Through business partners, the Company offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas. The Hartford’s middle & large commercial business leverages investments in product, underwriting, and technology to better match price to individual risk as the firm pursues responsible growth strategies to deliver target returns.
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, including marine, property, excess casualty, professional liability, bond and assumed reinsurance in the U.S and London markets. Global specialty writes many surplus lines of business which are lines of business not written through standard products licensed or admitted in a state. Since 2010, surplus lines has accounted for an increasing share of total commercial lines industry direct written premiums.
Customers served by the global specialty marketplace expect tailored policy language for their unique risks and, increasingly, are looking for a single insurance carrier to meet all their coverage needs. The Company has been successful in cross-selling global specialty product lines to customers of small commercial and of middle & large commercial and seeks to expand cross-sell opportunities in the future. The Hartford competes on the basis of its underwriting capabilities where it uses data and actuarial insights to enhance risk selection. The Company seeks to drive greater efficiency, shorten the quoting process and improve the customer’s experience through expanded use of digital capabilities.
Global specialty also writes business in the London market via its Lloyd’s syndicate platform. Lloyd’s is regulated by the Financial Conduct Authority ("FCA") and Prudential Regulatory Authority ("PRA") in the U.K. For further discussion, see Part II, Item 7, MD&A - Capital Resources and Liquidity.

|

Part I - Item 1. Business

|PERSONAL LINES
2022 Earned Premiums of $2,949 by Line of Business

2022 Earned Premiums of $2,949 by Product
Principal Products and Services

Automobile	Covers damage to an individual insured’s own vehicle due to collision or other perils and is referred to as automobile physical damage. In addition to first party automobile physical damage, automobile insurance covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or underinsured motorists. Also, under no-fault laws, policies written in some states provide first party personal injury protection. Some of the Company’s personal automobile insurance policies also offer personal umbrella liability coverage for an additional premium.
Homeowners	Insures against losses to residences and contents from fire, wind and other perils. Homeowners insurance includes owned dwellings, rental properties and coverage for tenants. The policies may provide other coverages, including loss related to recreational vehicles or watercraft, identity theft and personal items such as jewelry.
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, mostly through a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.7 billion, $2.7 billion and $2.8 billion in 2022, 2021 and 2020, respectively. The AARP relationship provides The Company with a competitive advantage to capitalize on the continued growth of the over age 50 population.
The Company is in the process of introducing its new product, Prevail, which is being rolled out for new business on a state-by-state basis and was in sixteen states as of December 2022. Prevail is tailored to the mature market and includes digital service capabilities that provide real time transaction support. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures are being updated through the introduction of Prevail. Personal Lines works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. The direct-to-consumer channel continues to represent a larger share of the automobile insurance market, accounting for more than one-third of industry premiums. In direct-to-consumer, Personal Lines markets its products through a mix of media, including direct mail, digital marketing, and television as well as digital and print advertising. Through the agency channel, Personal Lines provides products and services to customers through a network of independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Lines has made significant investments in offering direct and agency-based customers the opportunity to interact

|

Part I - Item 1. Business
with the company on-line, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced experience for direct-to-consumer customers, positioning the Company to offer unique capabilities to AARP’s member base.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through December 31, 2032, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 38 million members, primarily direct but also through independent agents. This relationship with AARP, which has been in place since 1984, provides Personal Lines with an important competitive advantage given the increase in the population of those over age 50 and the strength of the AARP brand.
Prior to May 2021, in most states, new business automobile and home policies were issued to AARP members with a lifetime continuation agreement endorsement, providing that the policies will be renewed as long as certain terms are met, such as timely payment of premium and maintaining a driver’s license in good standing. However, beginning in May 2021, Personal Lines no longer offers the lifetime continuation agreement to new home and automobile policies. The endorsement will remain on renewal policies with original effective dates prior to May 2021.
In addition to selling to AARP members, Personal Lines offers its automobile and homeowners products to non-AARP customers, primarily through the independent agent channel. Personal Lines leverages its agency channel to target AARP members and other customer segments, primarily targeting the over age 50 preferred mature market, that value the advice of an independent agent and recognize the differentiated experience the Company provides. In particular, the Company has taken action to distinguish its brand within the over age 50 preferred mature market and improve profitability in the independent agent channel, placing more emphasis on our highly partnered agents.
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
Also, new automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, contributing to increasing average claim severity.
In 2022, inflation had an increasing impact on the industry. Supply chain pressures, advanced vehicle technology, body shop capacity, and a tight labor market have increased the cost of automobile repairs. A tight labor market and inflation on material prices increased the cost to repair homes.

|P&C OTHER OPERATIONS
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company's pre-1986 asbestos and environmental ("A&E") exposures. For a discussion of coverages provided under policies written with exposure to A&E prior to 1986 reported within the P&C Other Operations segment (“Run-off A&E”), run-off assumed reinsurance and all other non-A&E exposures, see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

|

Part I - Item 1. Business

|GROUP BENEFITS
2022 Premiums and Other Considerations of $6,057
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

Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
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
Statutory paid family leave ("PFL") and paid family and medical leave ("PFML") programs are a source of growth as the Company offers fully insured coverage or administers self-insured coverage for some of these programs. As of 2022, eleven states and the District of Columbia have enacted mandated PFL or PFML programs. Vermont, New Hampshire and Virginia have also created opt-in paid leave programs, and additional states are considering adopting PFL or PFML programs.
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms at renewal in order to minimize the adverse effect of market trends, loss costs, changes in interest rates and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
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

|

Part I - Item 1. Business
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
Our voluntary products include critical illness, accident and hospital indemnity coverage to employees through our Employee Choice Benefits programs. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.
In addition to providing group disability, leave management and life insurance, we offer integrated claim, leave and benefits administration with The Hartford's Ability Advantage platform.

|HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $124,107 as of December 31, 2022

Talcott
Resolution life
and annuity separate
accounts
$11,635
10%
Exchange-Traded
Funds ("ETF")
$2,854
2%
Mutual Fund
$109,618
88%

Mutual Fund AUM as of December 31, 2022

Fixed income $15,861 15%
Multi-strategy investments $19,975 18%
Equity $73,782 67%

Principal Products and Services

Mutual Funds
Includes approximately 60 actively managed mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally subadvised by two unaffiliated institutional asset management firms.

Exchange-traded funds
Exchange-traded funds ("ETF") include actively managed ETFs and multifactor ETFs. Actively-managed ETFs include fixed income, domestic equity and commodity products utilizing the same investment platform as our mutual funds. Multifactor ETFs are designed to track indices using passive investment techniques that strive to improve performance relative to traditional capitalization-weighted indices.

Talcott Resolution life and annuity separate accounts	Relates to assets of the life and annuity business sold in May 2018 that are still managed by the Company's Hartford Funds segment.

|

Part I - Item 1. Business
The Hartford Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic markets. Hartford Funds' comprehensive range of products and services assist clients in achieving their desired investment objectives. AUM are separated into three distinct categories referred to as mutual funds, ETFs and Talcott Resolution life and annuity separate accounts, which relate to the life and annuity business sold in May 2018. The Hartford Funds segment continues to manage the mutual fund assets of Talcott Resolution, though these assets are expected to continue to decline over time.
Marketing and Distribution
Our funds and ETFs are sold through national and regional broker-dealer organizations, independent financial advisers, defined contribution plans, financial consultants, bank trust groups and registered investment advisers. Our distribution team is organized to sell primarily in the United States. The Talcott Resolution life and annuity separate accounts managed by the Hartford Funds segment are not actively distributed.
Competition
The investment management industry is mature and highly competitive. Firms are differentiated by investment performance, range of products offered, brand recognition, financial strength, proprietary distribution channels, quality of service and level of fees charged relative to quality of investment products. The Hartford Funds segment competes with a large number of asset management firms and other financial institutions and differentiates itself through its global subadvisors, product breadth, competitive fees and strong distribution. The segment also competes directly with lower cost passive investment strategies, which continue taking share from active managers.

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

RESERVES
Total Reserves as of December 31, 2022 [1]
[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $561 and $658, respectively, of which $380 and $419, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Total Property & Casualty Reserves as of December 31, 2022

Personal Lines
$1,857
6%
P&C Other Operations
$2,773
8%
Commercial Lines
$28,453
86%

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

|

Part I - Item 1. Business
and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Group Benefits Reserves as of December 31, 2022 [1]
[1]Includes short duration contract reserves of $134 for short-term disability and $42 of supplemental health as well as reserves for future policy benefits that include $267 of paid up life reserves and policy reserves on life policies,$94 of reserves for conversions to individual life and $19 of other reserves.
Group Benefits reserves include unpaid loss and loss adjustments expenses for long-term disability, group life and other lines of business as well as reserves for other policyholder funds and reserves for future policy benefits. Other policyholder funds and benefits payable represent deposits from policyholders, including policyholders of short-duration insurance contracts, where the Company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the Company is subject to insurance and investment risk.
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
UNDERWRITING FOR P&C AND GROUP BENEFITS
The Company underwrites the risks it insures in order to manage exposure to loss through favorable risk selection and diversification. Risk modeling is used to manage, within specified limits, the aggregate exposure taken in each line of business and across the Company. For property and casualty business, aggregate exposure limits are set by geographic zone and peril. Products are priced according to the risk characteristics of the insured’s exposures. Rates charged for Personal Lines products are filed with the states in which we write business. Rates for most Commercial Lines products are also filed with the states but the premium charged may be modified based on the insured’s relative risk profile and workers’ compensation policies may be subject to modification based on prior loss experience. The Company also writes coverage in the excess and surplus lines market, primarily within global specialty, which is characterized by the absence of regulation related to rate and form and allows for more pricing and coverage flexibility to write certain classes of business. Pricing for Group Benefits products, including long-term disability and life insurance, is also based on an underwriting of the risks and a projection of estimated losses, including consideration of investment income.
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
Geographic Distribution of Earned Premium
(% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	2%	2%	12%
New York	6%	1%	3%	10%
Texas	5%	1%	2%	8%
Florida	3%	1%	1%	5%
All other [1]	33%	10%	22%	65%
Total	55%	15%	30%	100%
[1]No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2022.
CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by

|

Part I - Item 1. Business
approximately 7,000 claim employees including, among others, claim adjusters, appraisers, attorneys, doctors, nurses, behavioral health specialists, investigators and data analytics professionals as well as training, management, and support staff. The Company contracts with a select number of approved regional, national and international suppliers to enhance claim capabilities and business resiliency.
The Company's claims teams manage losses across all 50 states, Washington D.C. and 2 international locations. The teams are organized to meet the specific claim service needs for our various product offerings. Our corporate home office supports shared service claim functions including data and analytics, technology, and strategy.
As a leading provider of workers’ compensation and group benefits coverages, the Company leverages data analytics to return employees to active, productive lives as soon and safely as possible. Clinical experts focus on opioid usage, vocational rehabilitation, behavioral health and medical case management which we believe provides the Company with a competitive advantage for managing medical costs.
The Company maintains a dedicated catastrophe claims organization that is positioned to respond to large-scale catastrophic events across the country. For the most severe events, the team is supplemented with additional Company staff to respond to claimants promptly after an event.
The Company's claims organization has a nationwide staff of attorneys who represent insureds in key jurisdictions, including dedicated lawyers specializing in complex litigation.
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
As of December 31, 2022 and 2021, the fair value of HIMCO’s total assets under management was approximately $108.9 billion and $105.4 billion, respectively, including $53.7 billion and $43.6 billion, respectively, that were held in HIMCO managed third party accounts and $3.7 billion and $4.7 billion, respectively, that support the Company's pension and other postretirement benefit plans.
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
The Hartford's Investment Portfolio of $52.6 billion as of December 31, 2022
ENTERPRISE RISK MANAGEMENT
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

|

Part I - Item 1. Business
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
The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. Our International operations include a Lloyd’s Syndicate which is required to meet the minimum market standards set by Lloyd’s, as well as UK PRA and UK FCA regulatory requirements. Consistent with the U.K.'s current interpretation of Solvency II, both Lloyd’s and the PRA focus on the adequacy of capital held and solvency of an insurer against the risk profile and management of the authorized insurer in setting capital requirements

Federal and State Securities and Financial Regulation Laws
The Company sells and distributes its mutual funds and ETFs through a broker dealer subsidiary, and is subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority, the SEC and/or, in some instances, state securities administrators. Other subsidiaries operate as investment advisers registered with the SEC under the Investment Advisers’ Act of 1940, as amended, and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, recordkeeping, and reporting requirements.
Failure to comply with federal and state laws and regulations may result in fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees.
INTELLECTUAL PROPERTY
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
We have a trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag Logo and the combination of these two trademarks. The duration of trademark registrations may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as highly valuable assets in marketing our products and services and vigorously seek to protect them against infringement. In addition, we own a number of patents and patent applications relating to on-line quoting, insurance related processing, insurance telematics, proprietary interface platforms, and other matters. Patents are of varying duration depending on filing date, and will typically expire at the end of their natural term.
HUMAN CAPITAL RESOURCES
The Hartford has approximately 18,800 employees as of December 31, 2022.
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

|

Part I - Item 1. Business
Our commitment to a robust talent pool starts at the top. The Board of Directors engages with the Compensation Committee annually to review executive level talent, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual Talent Review process across our organization each year.
In 2022, we achieved top quartile employee engagement and performance enablement scores as measured by an independent third party survey through continued focus on leader effectiveness, collaboration, innovation and risk-taking, career growth and well-being.
To keep pace with the evolving expectations of employees and external candidates, we focus on a broad array of actions, including:
•Providing career growth and development opportunities by enhancing our talent management systems, including succession planning, executive recruitment, training, development and retention strategies; and
•Holding leaders accountable for their talent decisions and measuring progress against business line-specific DEI goals which are reviewed periodically by the CEO and executive leadership team.
For entry-level roles in the organization, we recruit at colleges and universities, and offer a range of training and development programs, including:
•The Hartford’s Leadership Development Program, which provides curriculum to enhance leadership skill sets for all participants – from first-time leaders through our executive ranks;
•The Hartford Early Career Leadership Program, which offers programs in Actuarial, Finance, Underwriting, Claims & Operations and Technology through rotational development to gain a breadth of experiences;
•The Hartford’s Apprenticeship Program, which prepares students for careers in insurance; and
•Our HartCode Academy Developer Training Program, which provides employees with Information Technology ("IT") application development skills, providing a pipeline of diverse IT talent from across the Company.
Pay and Benefits
Compensation and Pay Equity
We offer competitive pay and benefits to our employees, with performance-based variable compensation making up a larger share of the total compensation paid to executives and senior leaders in the organization. Variable compensation for the majority of employees includes an annual bonus plan and long-term incentive awards. Annual bonus payouts are informed by whether the Company achieves core earnings (as adjusted for compensation purposes) above or below a target level that is determined from the annual operating plan set at the beginning of each year and reviewed and approved by the Compensation Committee. Long-term incentive awards include restricted stock units, performance shares and, for the most senior executives, stock options. Additional information about The Hartford’s variable compensation programs is provided in the Company’s Proxy Statement.
To help ensure pay equity, we use an independent third party compensation specialist firm to conduct statistical pay equity analyses for the vast majority of our U.S. employees each year – a three-step process that includes analysis before, during and after the annual compensation planning cycle. This analysis enables us to identify unexplained pay disparities, conduct additional research to determine reasons for these differences and take appropriate actions to address the disparities if necessary.
The Compensation Committee is updated annually on our pay equity processes and status.
The Hartford also engages in a number of additional practices to ensure pay fairness, including:
•Centralized compensation function that helps maintain consistent programs and practices across the enterprise;
•Enterprise-wide framework for evaluating and aligning roles and compensation levels based on job responsibilities, market competitiveness, strategic importance of the role, and other relevant factors;
•Prohibition against asking external job applicants for current or historical compensation information;
•A practice to disclose to applicants and employees the salary ranges for posted positions;
•Individual compensation decisions that consider each employee’s experience, proficiency, and performance;
•Training available for managers and Human Resources business partners on performance assessment and compensation planning; and
•Multiple levels of review and approval required for all compensation decisions.
We are committed to our extensive, long-standing policies and practices to help ensure fair pay across the organization, while also staying attuned to external best practices and insights, and leveraging input from subject matter experts. We evaluate our performance every year, and as markets and talent pools shift over time we work to evolve our practices accordingly.
Employee Health and Wellness
The Hartford offers a comprehensive benefits package and wellness programs to help our employees live healthy lives and achieve their full potential. Our extensive benefits include:
•Medical plan options;
•Dental and vision coverage options;
•401(k) plan with company non-elective and matching contributions;
•Paid time off ("PTO") with at least 19 days of annual eligibility to start;
•Paid holidays;
•Flexible work schedules, including remote work arrangements;
•Tuition reimbursement;
•Family medical leave;

|

Part I - Item 1. Business
•Parental leave;
•Travel reimbursement to access medical services in other locations as needed;
•Adoption support program;
•Organ and bone marrow donation leave policy; and
•Employee assistance program.
The Company also offers a medical advocacy program and well-being programs including nutrition counseling, weight management, sleep improvement, fitness reimbursement and more.
Diversity, Equity and Inclusion
The Hartford seeks to be an insurance industry leader in ensuring a diverse workforce and creating an equitable and inclusive workplace, enabling us to attract and leverage top talent to meet our business goals. We are committed to ethical conduct and a bias-free workplace for all employees as we continue building, enhancing and sustaining an inclusive supportive culture that reflects the diversity of our customer base.
We take a whole-company approach to ensure we meet our stated DEI goals.
We hold our leaders accountable for making progress against our DEI goals. To that end, the Company requires each business and functional area, in partnership with our Human Resources team, to create and adopt individualized DEI plans with specific DEI goals. Leaders meet with the CEO twice a year to review progress against those goals and final results are then considered as part of the annual performance assessment process.
We continue to invest in and accelerate a wide range of strategies to improve representation of talent that’s demographically underrepresented in the insurance industry, including targeted initiatives to improve the representation of women and people of color. One of the ways we do this is by working to mitigate bias in our Human Resource systems and offering programs to educate employees on minimizing unconscious bias in the workplace.
We have nine Employee Resource Groups (“ERG’s”) that are voluntary participation groups led by employees, dedicated to fostering a diverse and inclusive workplace. These groups focus on the development and success of the Company’s employees through education, networking, mentorship and community volunteer opportunities. As of December 31, 2022, over 55% of employees were members of at least one ERG. In 2022, over 3,600 unique participants engaged in Courageous Conversations, a program to allow employees to respectfully exchange perspectives, that ultimately contributes to a more inclusive workplace. Additionally, one of our enterprise leadership programs, the "Empower" program, is designed to accelerate the readiness and encourage sponsorship of high performing, high potential people of color.
The Company has demonstrated its commitment to DEI progress through its active involvement in organizations such as the CEO Action for Racial Equity and Catalyst CEO Champions for Change and has been recognized for its commitment to inclusive workplaces by a number of organizations.
As of December 31, 2022, women and people of color represent 61.7% and 31.6% of our workforce, respectively. The Board of Directors is updated annually on the Company’s DEI efforts.
Our 2021 performance share awards under the Company’s long-term incentive plan included a performance share modifier tied to the Company's workforce representation goals. The modifier will determine whether an increase or decrease of 10% on the pay-out for these awards is warranted based upon performance against predetermined year-end 2023 representation goals for women and people of color in executive level roles. This change was described in greater detail in our 2022 proxy statement. We currently expect that the 2024 and 2027 performance share awards will include a similar modifier to encourage continued progress toward the Company's 2030 representation goals.
For more information on the Company’s human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to The Hartford’s Sustainability Highlight Report available on the investor relations section of the Company’s website at: https://ir.thehartford.com. The Hartford’s 2022 Sustainability Report is expected to be published following the Company’s annual meeting in May 2023.
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
The Company’s investment portfolio, Hartford Funds business, and insurance businesses are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy, including labor supply shortages, and changes in credit spreads, equity prices, interest rates, inflation, foreign currency exchange rates, and shifts in demand and supply of U.S. dollars. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results. If Russia's war against Ukraine were to expand to other countries, the insurance losses and adverse economic impacts could be much more severe than what is currently foreseeable.
In an economic downturn, the Company could experience credit losses on various asset balances, including receivables and the principal amount of various invested assets, including fixed maturities and mortgage loans. In addition to credit losses on invested assets, The Company could experience declines in the value of available for sale debt securities if credit spreads were to widen significantly, which would reduce stockholders’ equity. In addition, disruption in equity markets could result in net realized or unrealized losses on our equity securities carried at fair value or reduce net investment income in future periods from our non-fixed income investment portfolio, including from private equity, hedge fund and real estate partnership investments. The Company could also experience higher reinsurance costs and/or more limited availability of reinsurance coverage.
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
•Equity Markets Risk - A decline in equity markets may result in net realized losses on sales or unrealized losses on equity securities held at fair value or reduce net investment income in future periods from our non-fixed income investment portfolio, including from private equity, hedge fund and real estate partnership investments, and lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. In the past few years, equity markets have been volatile, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk- Equity Risk.
•Interest Rate Risk - Continued increases in interest rates to combat inflation could lead to an economic downturn or recession, which would lower the demand for many of the

|

Part I - Item 1A. Risk Factors
Company's products and could result in realized or unrealized losses on existing fixed income assets in the investment portfolio. Alternatively, a deterioration in global economic conditions could result in a lower interest rate environment, which would pressure our net investment income and could result in lower margins on certain products. For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk.
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
•Inflation Risk - Inflation is a risk to our property and casualty business because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. Supply chain issues arising from conditions due to the pandemic have contributed to inflation in the cost of labor and repairs for insurance claims paid to insureds and third parties. Russia's February 2022 invasion of Ukraine has further exacerbated supply chain issues contributing to higher inflation for goods and services, including higher energy costs. A greater than expected increase in inflation related to the cost of medical services and repairs over the claim settlement period can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services. In addition, sustained inflation may result in an increase in interest rates, which would result in a reduction in the fair value of our investment portfolio.
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
COVID-19 illness could continue to impact our business and may have a material adverse impact on our results of operations.
While the impact of COVID-19 has subsided, a surge of COVID-19 infections could continue to impact our business, particularly with respect to mortality claims in our group benefits business, and will depend on future developments which are highly uncertain and cannot be easily predicted including: the potential spread of new COVID-19 variants; the continued effectiveness of vaccines; natural immunity and current or emerging therapeutic treatments in preventing infection, serious illness and death; and the percentage of those infected who are of working age. Additional uncertainty exists regarding the potential for further legislative, regulatory, and judicial responses to COVID-19 pertaining specifically to insurance underwriting and claims.
Below are several key effects of COVID-19 on the Company’s business results, financial condition, results of operations and/or liquidity:
•Exposure to COVID-19 business interruption property claims - Nearly all of our property insurance policies require direct physical loss or damage to property and contain standard exclusions that we believe preclude coverage for COVID-19 related claims, and the vast majority of such policies contain exclusions for virus-related losses. Nevertheless, the Company and certain of its writing companies have been served as defendants in lawsuits seeking insurance coverage under commercial insurance policies for alleged losses resulting from the shutdown or suspension of our insureds’ businesses due to the spread of COVID-19. While the Company and its subsidiaries deny the allegations and are defending vigorously and while almost none of the plaintiffs have

|

Part I - Item 1A. Risk Factors
submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results.
•The possibility of a resurgence of excess mortality losses - The Company’s Group Benefits business has issued group life policies to employers and associations, which may result in increased death claims as a result of surges in COVID-19 infections causing mortality where COVID-19 is specifically listed as the cause of death and indirect impacts of COVID-19 that includes an increased number of deaths associated with chronic conditions exacerbated by COVID-19 (together, referred to as "excess mortality"). In addition, while the Company is increasing pricing for group life coverage in response to higher levels of mortality, it is possible that, even apart from surges in COVID-19 infections, the Company will experience a higher level of mortality going forward associated with chronic conditions. We may also continue to experience higher short-term disability and paid family leave claims from employees and covered individuals who have been affected by COVID-19.
For the reasons discussed above, the global public health and economic impacts caused by COVID-19 could have a material adverse effect on our results of operations.
Concentration of our investment portfolio increases the potential for significant losses.
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations, or liquidity. Events or developments that have a negative impact on any particular industry, collateral type, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.
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

|

Part I - Item 1A. Risk Factors
Insurance Industry and Product Related Risks
Unfavorable loss development may adversely affect our business, financial condition, results of operations or liquidity.
We establish property and casualty and group benefits loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on our policies. Loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. For risks due to evolving changes in social, economic and environmental conditions, see the Risk Factor, “Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.”
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
In property and casualty, we continue to receive A&E claims, the vast majority of which relate to policies written before 1986. Estimating the ultimate gross reserves needed for unpaid losses and related expenses for asbestos and environmental claims is particularly difficult for insurers and reinsurers. The actuarial tools and other techniques used to estimate the ultimate cost of more traditional insurance exposures tend to be less precise when used to estimate reserves for some A&E exposures.
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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations or liquidity. For additional information related to risks associated with the adverse development cover, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
We are vulnerable to losses from catastrophes, both natural and man-made.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable natural events, including, among others, earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, and pandemics. Catastrophes can also be man-made, such as terrorist attacks, civil unrest, cyber-attacks, explosions or infrastructure failures. For international events, catastrophes may include some events designated as major losses by Lloyd's of London and, accordingly, includes incurred losses arising from exposures in Ukraine and Russia as a result of Russia's invasion of Ukraine.
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

|

Part I - Item 1A. Risk Factors
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
Terrorism is an example of a significant man-made potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In addition, workers' compensation policies generally do not have exclusions or limitations for terrorism losses. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program (the "Program") Reauthorization Act of 2019 (“TRIPRA 2019”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. TRIPRA 2019 also requires that the federal government create the following reports, which could lead to additional legislation or regulation: (1) Treasury Department to include in its biennial report on the effectiveness of the Program an evaluation of the availability and affordability of terrorism risk insurance for places of worship; and (2) Government Accountability Office report to analyze and address the vulnerabilities and potential costs of cyber terrorism, to assess adequacy of coverage under the Program, and to make recommendations for future legislative changes to address evolving cyber terrorism risks. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operation centers. In addition, TRIPRA 2019 expires on December 31, 2027 and if the U.S. Congress does not reauthorize the program or significantly reduces the government’s share of covered terrorism losses, the Company’s exposure to terrorism losses could increase materially unless it can purchase alternative terrorism reinsurance protection in the private markets at affordable prices or takes actions to materially reduce its exposure in lines of business subject to terrorism risk. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
Cyber risk exposure exists through stand-alone cyber policies as well as cyber coverage endorsements on some property, general liability, management liability and directors and officers policies. Increasing frequency of cyber attacks and the evolving nature of cyber risk taking place across the globe may potentially lead to increased insured losses across the industry and for the businesses we insure. Our insureds may be increasingly exposed to cyber-related attacks with insured losses to property (including data and systems), breach of data, ransom payments and business interruption. Geopolitical crises or hostile actions taken by nation states or terrorist organizations may heighten the risk of cyber-attacks on companies we insure and on our own operations.
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
State insurance departments regulate many of the premium rates we charge and also propose rate changes for the benefit of the insurance consumer at the expense of the insurer, which may not allow us to reach targeted levels of profitability. Moreover, regulators may seek to prohibit or constrain the use of certain underwriting and rating factors, which may affect our ability to price risks. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. State regulators also require that an insurer offer property and casualty coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to lower returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity. For more on international regulatory risks, see the Risk Factor, “Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations or liquidity.”
Additionally, the property and casualty and group benefits insurance markets have been historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, more

|

Part I - Item 1A. Risk Factors
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
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and providers of mutual funds and exchange-traded funds ("ETFs"). Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation or who may acquire new entrants to the market, such as insurtech firms, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. In addition, a number of insurers are making use of predictive analytics to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. If they are able to use predictive analytics and other data and/or adopt innovative new technologies more effectively than we are, it may give them a competitive advantage. Because of the highly competitive nature of the industries we compete in, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
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
We distribute our insurance products, mutual funds and ETFs through a variety of distribution channels and financial intermediaries, including brokers, independent agents, wholesale agents, reinsurance brokers, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through December 31, 2032. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating, which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic, political and environmental issues, including rising income inequality, climate change, prescription drug use and addiction, exposures to new substances or those substances previously considered to be safe and found to have latent exposure, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues, may also lead to expansive, new theories for reporting claims or may lead to the passage of "reviver" statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse claims. In addition, these and other social, economic, political and environmental issues may either extend coverage beyond our underwriting intent or

|

Part I - Item 1A. Risk Factors
increase the frequency or severity of claims. Some of these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities and/or we may be unable to compensate for such losses through future pricing and underwriting. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations or liquidity at the time it becomes known.
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
Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. These events could materially adversely affect our business, financial condition, results of operations or liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Derivative Commitments.
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
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to minimum capital requirements as defined by the applicable regulatory regime, including Solvency II subject to amendments proposed in the U.K. following the U.K.'s withdrawal from the European Union. In addition, our Lloyd’s member company must maintain required Funds at Lloyd's ("FAL") to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of Generally Accepted Accounting Principles ("GAAP") capital held by the Company in determining the

|

Part I - Item 1A. Risk Factors
Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Losses due to nonperformance or defaults by counterparties can have a material adverse effect on the value of our investments and reduce our profitability or sources of liquidity.
We have credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, financial condition, results of operations or liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
The availability of reinsurance and our ability to recover under reinsurance contracts may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, catastrophes and other risks that can cause unfavorable results of operations. In addition, our assumed reinsurance business purchases retrocessional coverage for a portion of the risks it assumes. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer or retrocessionaire to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer or retrocessionaire that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations or liquidity.
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

|

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
Estimated fair values of the Company’s investments are based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In addition, there may be certain securities whose fair value is based on one or more unobservable inputs, even during normal market conditions. As a result, the determination of the fair values of these securities may include inputs and assumptions that require more estimation and management judgment and the use of complex valuation methodologies. These fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition or liquidity.
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

|

Part I - Item 1A. Risk Factors
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
Third parties, including third party administrators and cloud-based systems, are also subject to cyber-attacks and breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations or liquidity. Our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
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
Our ability to execute on capital management plans and other actions is subject to material challenges, uncertainties and risks.
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. For an equity repurchase plan approved by the Board, such capital management plan would be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. In addition, we may not be successful in keeping our businesses cost efficient. We may take future actions, including acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations or liquidity and could impact our ability to execute our capital management plans.
Acquisitions and divestitures may not produce the anticipated benefits and may result in unintended consequences, which could have a material adverse impact on our financial condition and results of operations.
We may not be able to successfully integrate acquired businesses or achieve the expected synergies as a result of such acquisitions or divestitures. The process of integrating an acquired company or business can be complex and costly and may create unforeseen operating difficulties including ineffective integration of underwriting, risk management, claims handling, finance, information technology and actuarial practices. Difficulties integrating an acquired business may also result in the acquired business performing differently than we expected including through the loss of customers or in our failure to realize anticipated increased premium growth or expense-related efficiencies. We could be adversely affected by the acquisition due to unanticipated performance issues and additional expense, unforeseen liabilities, transaction-related

|

Part I - Item 1A. Risk Factors
charges, downgrades by third-party rating agencies, diversion of management time and resources to integration challenges, loss of key employees, regulatory requirements, exposure to tax liabilities, amortization of expenses related to intangibles and charges for impairment of long-term assets or goodwill. In addition, we may be adversely impacted by uncertainties related to reserve estimates of the acquired company and its design and operation of internal controls over financial reporting. We may be unable to distribute as much capital to the holding company as planned due to regulatory restrictions or other reasons, or we may be required to contribute capital to a subsidiary, either of which could adversely affect our liquidity.
In addition, in the case of business or asset dispositions, we may have continued financial exposure to the divested businesses through reinsurance, indemnification or other financial arrangements following the transaction. The expected benefits of acquired or divested businesses may not be realized and involve additional uncertainties and risks that may negatively impact our business, financial condition, results of operations or liquidity.
Difficulty in attracting and retaining talented and qualified personnel may adversely affect the execution of our business strategies.
Our ability to attract, develop and retain talented employees, managers and executives is critical to our success. There is significant competition within and outside the insurance and financial services industry for qualified employees, particularly for individuals with highly specialized knowledge in areas such as underwriting, actuarial, data and analytics, technology and digital commerce and investment management. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to develop, retain and motivate our existing employees. The loss of key employees, including executives, managers and employees with strong technological, analytical and other specialized skills, may adversely impact the execution of our business objectives or result in loss of important institutional knowledge. Our inability to attract and retain key personnel could have a material adverse effect on our financial condition or results of operations.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations or financial condition.
Regulatory and Legal Risks
Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations or liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflict in their approach or intended outcomes. Compliance with these laws and regulations can increase cost, affect our strategy, and constrain our ability to adequately price our products.
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, federal and state legislative efforts on Paid Family and Medical Leave, data privacy and cyber security, risk-based pricing and ESG practices could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress, the current Administration or individual states will continue to pursue these types of proposals, and how those changes might impact the Company, its business, financial conditions, results of operations or liquidity.
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
Our international insurance subsidiaries are subject to the laws and regulations of the relevant jurisdictions in which they operate, including the requirements of the PRA and the FCA in the U.K, the Bermuda Monetary Authority in Bermuda and the Insurance Authority in Hong Kong. Our Lloyd’s Syndicate is also subject to management and supervision by the Council of Lloyd’s, which has wide discretionary powers to regulate members’ underwriting at Lloyd’s, as well as regulations

|

Part I - Item 1A. Risk Factors
imposed by overseas regulators where the Lloyd’s Syndicate conducts business.
Following the U.K.’s withdrawal from the European Union, the U.K entered into a free trade agreement with the E.U. on December 30, 2020. Under this agreement, a Trade Partnership Committee meets on a regular basis to discuss areas of cooperation. It is possible that deliberations of this Trade Partnership Committee could affect how U.K. domiciled financial services and insurance firms are regulated.
In addition, future regulatory initiatives could be adopted at the federal, state and international level that could affect the profitability of our businesses. For example, the NAIC and state insurance regulators periodically reexamine existing laws and regulations, specifically focusing on modifications to U.S. statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance which could, among other things, affect statutory measures of capital adequacy, including risk-based capital ratios.
Lawmakers and regulators at the federal, state and international levels are enacting laws and promulgating regulations and guidance related to climate change, with conflicts from jurisdiction to jurisdiction possible, which may impose additional costs on the Company, or expose us to new or additional risks. For example, regulators could impose new disclosure requirements regarding underwriting or investment in certain industry sectors or take other actions such as implementing a temporary moratorium on cancellation of policies within catastrophe prone areas. The U.S. Securities and Exchange Commission (“SEC”) issued proposed rules to enhance and standardize climate-related disclosures for investors. The scope and timing of final rules is uncertain; however, if not modified substantively, the proposed rules would require extensive narrative and quantitative reporting on climate change and decarbonization in SEC filings and pose potential compliance and litigation risks to the Company. In addition, the Federal Insurance Office continues to analyze the potential for climate change to affect insurance and reinsurance coverage, which could result in increased data collection and reporting. Regulators may also impose new requirements affecting our operations such as enforcing compliance with reductions in greenhouse gas emissions (GHGe) and increasing the targeted reductions in the future.
In addition, changes in laws or regulations, particularly relating to privacy and data security and potential limitations on predictive models, such as use of certain underwriting rating variables, may materially impede our ability to execute on business strategies and/or our ability to be competitive. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. The International Association of Insurance Supervisors ("IAIS") continues to advance the development of insurance group capital standards for use with Internationally Active Insurance Groups ("IAIGs"). As of January 1, 2020, the IAIS Insurance Capital Standard entered a five-year monitoring period at the end of which insurance firms are required to follow such standards. While the Company would not currently be subject to this capital standard regime, it is possible that, in the future, standards similar to what is being contemplated by the IAIS could apply to the Company. Working through the NAIC, U.S. state insurance regulators have adopted a group capital calculation for use in solvency-monitoring activities. The calculation is intended to provide additional analytical information to the lead state for use in assessing group risks and capital adequacy to complement the current holding company analysis in the U.S. By 2024, the IAIS will assess whether this method provides comparable outcomes to the consolidated group insurance capital standard that it has been developing for use with IAIGs.
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
In addition, our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations or liquidity.
Our insurance business is sensitive to significant changes in the legal environment that could adversely affect The Hartford’s results of operations or financial condition or harm its businesses.
Like any major P&C insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. In addition, changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in changes in business practices, additional litigation, or could result in unexpected losses, including increased frequency and severity of claims. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant

|

Part I - Item 1A. Risk Factors
judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws could adversely affect our business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws and tax rates or regulations could have a material adverse effect on our profitability or financial condition by increasing the Company's overall tax and compliance burdens. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. For a description of potential impacts for the Inflation Reduction Act, which was signed into law on August 16, 2022, see Part I, Item 2, MD&A - Capital Resources and Liquidity, Contingencies, Legislative and Regulatory Developments.
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
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"). Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations or financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

Item 2.
PROPERTIES
As of December 31, 2022, The Hartford owned building space totaling approximately 1.8 million square feet consisting of its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area. In addition, we lease offices throughout North America, the United Kingdom and other overseas locations to house administrative, claims handling, sales and other business operations. As of
December 31, 2022, The Hartford leased approximately 1.1 million square feet throughout North America, 22 thousand square feet in London and 6 thousand square feet in other international branches. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained under “Litigation,” including “COVID-19 Pandemic Business Income Insurance Litigation ” and “Run-off Asbestos and Environmental Claims,” in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.
MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 23, 2023, the Company had approximately 9,231 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Repurchases of common stock by the Company during the quarter ended December 31, 2022 are set forth below. During the period from January 1, 2023 through February 23, 2023, the Company repurchased 2.7 million shares for $209.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2022
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
October 1, 2022 - October 31, 2022	1,709,923	$66.69	1,705,631	$2,984
November 1, 2022 - November 30, 2022	1,869,736	$73.78	1,852,356	$2,847
December 1, 2022 - December 31, 2022	1,337,959	$75.15	1,325,635	$2,748
Total	4,917,618	$71.69	4,883,622
[1]Includes 33,996 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $72.76 in employee tax withholding obligations related to net share settlements in the three months ended December 31, 2022.
[2]On December 17, 2020, the Board of Directors authorized an equity repurchase plan for $1.5 billion for the period commencing January 1, 2021 through December 31, 2022. The Board of Directors increased this authorization by $1.0 billion on April 22, 2021, and by $500 on October 28, 2021, bringing the aggregate repurchase authorization to $3.0 billion through December 31, 2022. In addition to the authorization covering the period from January 1, 2021 to December 31, 2022, in July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

|TOTAL RETURN TO STOCKHOLDERS
The following table presents The Hartford’s five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2017	2018	2019	2020	2021	2022
The Hartford Financial Services Group, Inc.	$100	$80.76	$112.83	$93.74	$135.23	$151.89
S&P 500 Index	$100	$95.62	$125.72	$148.85	$191.58	$156.88
S&P Insurance Composite Index	$100	$88.79	$114.88	$114.38	$151.12	$166.42

$250
$200
$150
$100
$50
$0
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
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
For discussion of reclassifications, and dispositions, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 21 - Business Dispositions of Notes to Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2021 Form 10-K Annual Report.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management (“AUM”)- Include mutual fund and exchange-traded fund ("ETF") assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segment’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.
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
Core Earnings- The Hartford uses the non-GAAP measure core earnings as an important measure of the Company’s operating performance. The Hartford believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain items. Therefore, the following items are excluded from core earnings:
•Certain realized gains and losses - Generally realized gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income.
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
•Deferred gain resulting from retroactive reinsurance and subsequent changes in the deferred gain - Retroactive reinsurance agreements economically transfer risk to the reinsurers and excluding the deferred gain on retroactive reinsurance and related amortization of the deferred gain from core earnings provides greater insight into the economics of the business.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2022	2021	2020
Net income	$1,815	$2,365	$1,737
Preferred stock dividends	21	21	21
Net income available to common stockholders	1,794	2,344	1,716
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	626	(505)	18
Restructuring and other costs, before tax	13	1	104
Loss on extinguishment of debt, before tax	9	—	—
Integration and other non-recurring M&A costs, before tax	21	58	51
Change in deferred gain on retroactive reinsurance, before tax	229	246	312
Income tax expense (benefit) [1]	(200)	34	(115)
Core earnings	$2,492	$2,178	$2,086
[1]Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings.
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
Expense Ratio- For Commercial Lines and Personal Lines is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs ("DAC") and insurance operating costs and other expenses, including certain centralized services costs and bad debt expense. DAC includes commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
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
Fee Income- Is largely driven from amounts earned as a result of contractually defined percentages of assets under management in our Hartford Funds business. These fees are generally earned on a daily basis. Therefore, this fee income increases or decreases with the rise or fall in AUM whether caused by changes in the market or through net flows.
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
Current Accident Year Loss and Loss Adjustment Expense Ratio Before Catastrophes- A measure of the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development.
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
Mutual Fund and Exchange-Traded Fund Assets- Are owned by the shareowners of those products and not by the Company and, therefore, are not reflected in the Company’s Consolidated Financial Statements, except in instances where the Company seeds new investment products.
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
Policies in Force- Represents the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines and standard commercial lines (small commercial and middle market lines within middle & large commercial) and is affected by both new business growth and policy count retention.
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
Renewal Written Price Increase (Decrease)- For Commercial Lines, represents the combined effect of rate changes, and individual risk pricing decisions per unit of exposure on policies that renewed and includes amount of insurance. For Personal Lines, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Lines, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate impacting renewal policies as previously filed with and approved by state regulators during the period. Amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal

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
Underwriting Gain (Loss)- The Hartford's management evaluates profitability of the Commercial and Personal Lines segments primarily on the basis of underwriting gain or loss. Underwriting gain (loss) is a before tax non-GAAP measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of The Hartford's pricing. Underwriting profitability over time is also greatly influenced by The Hartford's underwriting discipline, as management strives to manage exposure to loss through favorable risk selection and diversification, effective management of claims, use of reinsurance and its ability to manage its expenses. The Hartford believes that underwriting gain (loss) provides investors with a valuable measure of profitability, before tax, derived from underwriting activities, which are managed separately from the Company's investing activities.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2022	2021	2020
Commercial Lines
Net income	$1,624	$1,757	$856
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(1,415)	(1,502)	(1,160)
Net realized losses (gains)	385	(260)	60
Other expense	12	5	31
Income tax expense	426	402	176
Underwriting gain (loss)	$1,032	$402	$(37)
Personal Lines
Net income	$91	$385	$718
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(140)	(157)	(157)
Net realized losses (gains)	35	(29)	5
Net servicing and other expense (income)	(17)	(19)	(13)
Income tax expense	22	95	184
Underwriting gain (loss)	$(9)	$275	$737
P&C Other Ops
Net loss	$(190)	$(95)	$(168)
Adjustments to reconcile net loss to underwriting loss:
Net investment income	(63)	(75)	(55)
Net realized losses (gains)	16	(13)	1
Other expense (income)	—	1	(1)
Income tax benefit	(52)	(28)	(46)
Underwriting loss	$(289)	$(210)	$(269)
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
THE HARTFORD'S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well as certain of Talcott's affiliates. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). The sale of Talcott Resolution to a new investor

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
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, making reliable estimates of actual mortality and morbidity, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Lines written premium is associated with our exclusive licensing agreement with AARP, which is effective through December 31, 2032. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand.
Similar to property and casualty, profitability of the group benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees an average of three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for long-term disability ("LTD"), are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale ("AFS") securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities and collateralized loan obligations ("CLO"). The Company also invests in commercial mortgage loans as well as limited partnerships and alternative investments, which are private investments that are less liquid, but have the potential to generate higher returns. The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Ukraine conflict on our results of operations
From the Ukraine conflict, the Company incurred $27 of catastrophe losses, net of reinsurance, in 2022, all in the first quarter, that included exposures under political violence and terrorism ("PV&T") policies, including aviation war, as well as under credit and political risk insurance ("CPRI") policies. Also in the first quarter of 2022, the Company recognized provisions for reinstatement premium of $11 as a result of estimated ceded incurred losses related to the conflict.
As of December 31, 2022, the Company does not have any investments in Russia, Belarus or Ukraine.
For a discussion of the risks associated with a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, please see Part 1, Item 1A - Risk Factors, including one entitled “Unfavorable economic, political and global market conditions may adversely impact our business and results of operations” and another entitled “We are vulnerable to losses from catastrophes, both natural and man-made”.
Operational transformation and cost reduction plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next.Through reduction of its headcount, Information Technology ("IT") investments to further enhance our capabilities, and other activities, relative to 2019, the Company expects to achieve a reduction in annual insurance operating costs and other expenses of approximately $625 in 2023.
To achieve those expected savings, we expect to incur approximately $387 over the course of the program, with $288 expensed cumulatively through December 31, 2022, and expected expenses of $38 in 2023, and $61 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $387, we expect to incur restructuring costs of approximately $125, including $41 of employee severance, and approximately $84 of other costs, including consulting expenses, lease termination expenses and the cost to retire certain IT applications. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in 2020, 2021 and 2022 and expected annual costs and expense savings relative to 2019 for the full year in 2023:

Hartford Next Costs and Expense Savings
	2020	2021	2022	Estimate for 2023
Employee severance	$73	$(25)	$(7)	$—
IT costs to retire applications	2	9	8	5
Professional fees and other expenses	29	17	12	2
Estimated restructuring costs	104	1	13	7

Non-capitalized IT costs	30	46	43	15
Other costs	19	17	11	6
Amortization of capitalized IT development costs [1]	—	—	3	9
Amortization of capitalized real estate [2]	—	—	1	1
Estimated costs within core earnings	49	63	58	31
Total Hartford Next program costs	153	64	71	38

Cumulative savings relative to 2019 beginning July 1, 2020	(106)	(423)	(561)	(625)
Net expense (savings) before tax	$47	$(359)	$(490)	$(587)

Net expense (savings) before tax:
To be accounted for within core earnings	$(57)	$(360)	$(503)	$(594)
Restructuring costs recognized outside of core earnings	104	1	13	7
Net expense (savings) before tax	$47	$(359)	$(490)	$(587)
[1]Does not include approximately $44 of IT asset amortization after 2023.
[2]Does not include approximately $13 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2022 FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $550 or 23%	Þ	Decreased $1.18 or 18%	Þ	Decreased $9.83 or 19%
-	A change to net realized losses	-	Decrease in net income available to common stockholders	-	Decrease in common stockholders' equity largely due to a decrease in AOCI, primarily driven by a change from net unrealized gains to net unrealized losses on available for sale securities
-	Lower net investment income driven by lower income from limited partnerships
		+	Reduction in outstanding shares due to share repurchases
-	Higher current accident year loss ratio before catastrophes in Personal Lines
				-	Dilutive effect of share repurchases
-	Greater P&C underwriting expenses and Group Benefits insurance operating costs and other expenses
				+	Net income in excess of common stockholder dividends

-	Higher group life loss ratio, excluding the impact of excess mortality
+	In Group Benefits, lower excess mortality claims and the effect of higher premiums
+	In Commercial Lines, the effect of higher earned premiums
+	Lower unfavorable P&C prior accident year reserve development

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 30 bps	Þ	Improved 1.7 points	Ý	Increased 1.1 points
-	Lower returns on limited partnerships and other alternative investments	-	Lower level of unfavorable prior accident year reserve development	+	Lower excess mortality in group life
				+	Higher fully insured ongoing premiums
-	Lower return on equity fund investments	-	Lower catastrophe losses	-	A change to net realized losses
+	A higher yield on fixed maturity securities due to an increased yield on variable-rate securities and reinvesting at higher rates	-	A lower expense ratio driven, in part, by higher earned premium	-	Lower net investment income driven by lower income from limited partnerships
		+	Higher personal automobile and homeowners loss costs	-	A higher group life loss ratio excluding the impact of excess mortality

		+	In Commercial Lines, higher non-catastrophe property losses, partially offset by margin improvement in global specialty	-	Higher insurance operating costs and other expenses

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of the MD&A.
Consolidated Results of Operations

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Earned premiums	$19,390	$17,999	$17,288	8%	4%
Fee income	1,349	1,488	1,277	(9%)	17%
Net investment income	2,177	2,313	1,846	(6%)	25%
Net realized gains (losses)	(627)	509	(14)	NM	NM
Other revenues	73	81	126	(10%)	(36%)
Total revenues	22,362	22,390	20,523	—%	9%
Benefits, losses and loss adjustment expenses	13,142	12,729	11,805	3%	8%
Amortization of deferred policy acquisition costs	1,835	1,680	1,706	9%	(2%)
Insurance operating costs and other expenses	4,830	4,779	4,480	1%	7%
Interest expense	213	234	236	(9%)	(1%)
Amortization of other intangible assets	71	71	72	—%	(1%)
Restructuring and other costs	13	1	104	NM	(99%)
Total benefits, losses and expenses	20,104	19,494	18,403	3%	6%
Income before income taxes	2,258	2,896	2,120	(22%)	37%
Income tax expense	443	531	383	(17%)	39%
Net income	1,815	2,365	1,737	(23%)	36%
Preferred stock dividends	21	21	21	—%	—%
Net income available to common stockholders	$1,794	$2,344	$1,716	(23%)	37%
Year ended December 31, 2022 compared to year ended December 31, 2021
Net income available to common stockholders decreased by $550 primarily driven by:
•A $1.1 billion, before tax, change to net realized losses in the 2022 period from net realized gains in the 2021 period, primarily driven by depreciation in value of equity securities in the 2022 period compared to appreciation in the 2021 period, as well as a net loss on sales of fixed maturity securities and equities in 2022 compared to a net gain on sales in 2021;
•Lower net investment income, driven by lower returns on limited partnerships and other alternative investments and equity fund investments, partially offset by the impact of higher interest rates on fixed income investments, and
•Lower earnings from Hartford Funds.
This decrease was partially offset by:
•An increase in P&C underwriting results of $267, before tax, driven by the effect of Commercial Lines earned premium growth, a lower level of unfavorable prior accident year reserve development and a decrease in COVID-19 losses in Commercial Lines in 2021, partially offset by a higher current accident year loss and loss adjustment expense ("LAE") ratio before catastrophes in Personal Lines and higher underwriting expenses;
•In Group Benefits, lower losses from excess mortality claims of $423, before tax, and the effect of higher fully insured ongoing premiums was partially offset by a higher loss ratio on accidental death business and an increase in expense reserves, as well as an increase in insurance operating costs and other expenses;
•Legal and consulting costs in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company; and
•A lower level of interest expense on corporate debt.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue
Earned Premiums
[1]For the year ended 2020, the total includes $9 recorded in Corporate other revenue.
Earned premiums increased primarily due to:
•An increase in P&C driven by an 11% increase in Commercial Lines while Personal Lines was relatively flat.
–Contributing to the increase in Commercial Lines was higher policy count retention, earned pricing increases, an increase in small commercial new business, and the effect of higher audit and endorsement premiums as a result of higher insured exposures, principally in workers’ compensation, partially offset by lower new business in global specialty.
–For Personal Lines, earned premium was relatively flat as non-renewals offset an increase in new business and the effect of earned pricing increases.
•An increase in Group Benefits earned premium of 7% due to an increase in group disability and supplemental health product premiums.
Fee income decreased, driven by lower daily average assets under management within Hartford Funds due to a decline in equity and fixed income market levels and, to a lesser extent, net outflows over the preceding twelve months.

Net Investment Income
Net investment income decreased primarily due to:
◦Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by higher real estate joint venture and fund income;
◦A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels and fewer distributions;
◦Partially offset by the impact of a higher yield on variable-rate securities and reinvesting at higher rates.
Net realized gains (losses) changed to a net realized loss in the 2022 period from a net realized gain in the 2021 period, primarily driven by:
•Losses on equity securities in the 2022 period driven by depreciation in value and sales compared to gains on equity securities in the 2021 period due to appreciation in value and sales; and
•Net realized losses on sales of fixed maturity securities in 2022, driven by an increase in interest rates and credit spread widening.
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
P&C Losses and LAE Incurred
Benefits, losses and loss adjustment expenses increased due to:
•An increase in incurred losses for Property & Casualty of $503 which was driven by:
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $681, before tax, primarily due to the effect of higher earned premiums in Commercial Lines, higher personal automobile claim frequency and severity, and higher non-catastrophe property losses, partially offset by lower current accident year loss ratios in global specialty and lower COVID-19 incurred losses.
–Partially offsetting this was a favorable change of $163, before tax, in P&C net prior accident year reserve development, with development in the 2022 period of a net unfavorable $36, before tax, and in the 2021 period of a net unfavorable $199 before tax. Among other reserve changes, prior year reserve development included adverse development ceded to NICO under adverse development covers (“ADC”) of $229, before tax, in 2022 related to A&E and $246, before tax, in 2021 of which $155 related to A&E and $91 related to Navigators reserves for accident years 2018 and prior. For reserve development ceded to NICO in each year, the Company recognized a deferred gain under retroactive reinsurance accounting. Apart from adverse development ceded to the ADCs, there was an increase in net favorable reserve development as the 2021 period included reserve increases for sexual molestation and sexual abuse claims, primarily to reflect claims made against the Boy Scouts of America ("BSA"). Compared to 2021, prior accident year reserve
Group Benefits Losses and LAE Incurred
development in 2022 included less favorable reserve development for catastrophes, personal automobile liability and package business. For further discussion, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

–Also partially offsetting was a decrease in current accident year catastrophe losses of $15, before tax. Catastrophe losses in the 2022 period included losses from Hurricane Ian, as well as tornado, wind and hail events in the Northern Plains, Midwest, South, Mountain West, and Great Plains, losses from winter storms, including Winter Storm Elliott, and $27 of losses, net of reinsurance, related to the Ukraine conflict. Catastrophe losses in the 2021 period were principally from Hurricane Ida and February winter storms, as well as from tornado, wind and hail events in Texas, the Midwest and Southeast.
•Partially offsetting the P&C increase was a decline in Group Benefits of $92, before tax, primarily driven by a $423, before tax, decrease in excess mortality claims, partially offset by the effect of an increase in earned premiums, and a higher loss ratio excluding excess mortality for group life.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•Technology investments made to improve customer and broker experience and to data analytics to enhance underwriting and pricing capabilities;

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•An increase in performance-based commissions in Commercial Lines;
•Higher staffing costs in Commercial Lines and Group Benefits partly in response to higher business volume; and
•Lower doubtful accounts expense in the 2021 period.
These increases were partially offset by:
•Lower variable expenses in Hartford Funds;
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan; and
•Lower direct marketing costs in Personal Lines.
Restructuring and other costs increased as the prior year period included reductions in estimated severance costs related to the Company's Hartford Next operational transformation and cost reduction plan. For further discussion of impacts resulting from the Hartford Next initiative, see MD&A - The Hartford's Operations, The Hartford's Operations, Operational Transformation and Cost Reduction Plan and Note 22 - Restructuring and Other Costs of Notes to Consolidated Financial Statements.
Interest Expense decreased primarily due to the Company redeeming $600 aggregate principal amount of junior subordinated debentures on April 15, 2022, partially offset by the issuance of $600 in 2.9% senior notes in September 2021. For further discussion of the debt redemption, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Income tax expense decreased primarily due to a decline in income before tax. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$36,231	68.9%	$42,847	74.2%
Fixed maturities, at fair value using the fair value option ("FVO")	333	0.6%	160	0.3%
Equity securities, at fair value	1,801	3.4%	2,094	3.6%
Mortgage loans (net of allowance for credit losses ("ACL") of $36 and $29)	6,000	11.4%	5,383	9.3%
Limited partnerships and other alternative investments	4,177	8.0%	3,353	5.8%
Other investments [1]	159	0.3%	215	0.4%
Short-term investments	3,859	7.4%	3,697	6.4%
Total investments	$52,560	100.0%	$57,749	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
December 31, 2022 compared to December 31, 2021
Total investments decreased primarily due to a decline in fixed maturities, AFS, partially offset by increase in limited partnerships and other alternative investments and in mortgage loans.
Fixed maturities, AFS decreased primarily due to a decline in valuations due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes.

Limited partnerships and other alternative investments increased primarily driven by additional investments and higher valuations.
Mortgage loans increased largely due to funding of multifamily and industrial commercial whole loans.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2022		2021		2020
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,469	3.4%	$1,349	3.1%	$1,442	3.4%
Equity securities	57	3.0%	73	4.9%	39	3.7%
Mortgage loans	211	3.6%	181	3.7%	172	3.9%
Limited partnerships and other alternative investments	515	14.4%	732	31.8%	222	12.3%
Other [3]	5		58		42
Investment expense	(80)		(80)		(71)
Total net investment income	$2,177	3.9%	$2,313	4.3%	$1,846	3.6%
Total net investment income excluding limited partnerships and other alternative investments	$1,662	3.2%	$1,581	3.1%	$1,624	3.3%
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
Year ended December 31, 2022 compared to the year ended December 31, 2021
Total net investment income declined due to:
•Lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds, partially offset by greater income from sales of underlying real estate properties and higher real estate fund valuations;
•A decline in valuation of equity fund investments in the 2022 period due to the decline in equity market levels and fewer distributions;
•Partially offset by a higher yield on variable-rate securities and the impact of reinvesting at higher rates.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to a higher yield on variable-rate securities and higher reinvestment rates, partially offset by lower returns on equity fund investments in the 2022 period.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2022 was 4.4% which was above the average yield of sales and maturities of 3.6% for the same period. Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2021, was 2.6% which was below the average yield of sales and maturities of 3.0%.
For the 2023 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2022 due to the higher rate environment. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	For the years ended December 31,
(Before tax)	2022	2021	2020
Gross gains on sales of fixed maturities	$57	$319	$255
Gross losses on sales of fixed maturities	(315)	(89)	(50)
Equity securities [1]	(349)	227	(214)
Net credit losses on fixed maturities, AFS [2]	(18)	4	(28)
Change in ACL on mortgage loans [3]	(7)	9	(19)
Intent-to-sell impairments [2]	(6)	—	(5)
Other, net [4]	11	39	47
Net realized gains (losses)	$(627)	$509	$(14)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(108), $155, and $53 for the years ended December 31, 2022, 2021, and 2020, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]Includes gains (losses) on non-qualifying derivatives for 2022, 2021, and 2020 of $46, $12, and $104, respectively, and gains (losses) from transactional foreign currency revaluation of $28, $(1) and $(1), respectively. Also includes a loss of $21 and $48, respectively, on the sale of Continental Europe Operations for the years ended December 31, 2021 and 2020, as well as a gain of $46 for the year ended December 31, 2021 on the sale of the Company's previously owned interest in Talcott Resolution.
Year ended December 31, 2022
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
Other, net gains include gains of $28 on transactional foreign currency revaluation and $25 on interest rate derivatives driven by an increase in interest rates. These gains were partially offset by losses of $28 on FVO securities due to credit spread widening.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2022

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$11,729	$—	$—	$11,729	44.1%
General liability	5,414	—	—	5,414	20.3%
Marine	312	—	—	312	1.2%
Package business [1]	2,129	—	—	2,129	8.0%
Commercial property	585	—	—	585	2.2%
Automobile liability	1,249	1,394	—	2,643	9.9%
Automobile physical damage	17	48	—	65	0.2%
Professional liability	1,316	—	—	1,316	4.9%
Bond	452	—	—	452	1.7%
Homeowners	—	374	—	374	1.4%
Asbestos and environmental	96	9	390	495	1.9%
Assumed reinsurance	414	—	89	503	1.9%
All other	166	4	431	601	2.3%
Total reserves-net	23,879	1,829	910	26,618	100.0%
Reinsurance and other recoverables	4,574	28	1,863	6,465
Total reserves-gross	$28,453	$1,857	$2,773	$33,083
[1]Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2022

Property & Casualty Other Operations
$910
3%
Personal Lines
$1,829
7%
Commercial Lines
$23,879
90%

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
Loss and loss adjustment expense reserves provide for the estimated ultimate costs of paying claims under insurance policies written by the Company, less amounts paid to date. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual loss and loss adjustment expenses reported to the Company by claimants to date (“reported losses”). Reported

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
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Higher than expected inflation in claim costs, such as with medical care, hospital care, automobile parts, wages and home and building repair, would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile reported claims, or a change in economic conditions can lead to more or fewer workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined or change the statutes of limitations for the filing of civil suits, resulting in greater claim frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, sexual molestation and sexual abuse and construction defects. Additionally, social inflationary pressures, such as increased litigation funding and aggressive tactics by plaintiff attorneys, can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims impacting both general liability and automobile claim frequency and severity.
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
In the case of assumed reinsurance, all of the above risks apply. The Company assumes property and casualty risks from other insurance companies as part of its Global Re business and from certain pools and associations. Global Re, which is a part of the global specialty business, mostly assumes property, casualty and specialty risks. Changes in the case reserving and reporting patterns of insurance companies ceding to The Hartford can create additional uncertainty in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates of direct and assumed reserves, particularly when those settlements may not occur until well into the future.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures reinsurance recoverables with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $102 as of December 31, 2022, comprised of $45 related to Commercial Lines, $1 related to Personal Lines and $56 related to Property & Casualty Other Operations.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reserves are set by line of business within the operating segments. A single line of business may be written in more than one segment. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property, marine property and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid losses and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. New methods may be added for specific lines over time to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Some reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for homeowners, personal automobile, and workers’ compensation. Other reserves, including commercial automobile, commercial property, marine, package business, and most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and unallocated loss adjustment expenses. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if warranted, performs a reserve review to determine whether the reserve estimate should change.
An expected loss ratio "ELR" is used in initially recording the reserves for both short-tail and long-tail lines of business. This ELR is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year is initially recorded as the product of the ELR for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR for the current accident year is initially recorded as the product of the ELR for the period and the earned premium for the period, less reported losses for the period.
As losses emerge or develop in periods subsequent to a given accident year, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the ELR method. These primarily include paid and reported loss development methods, frequency/severity techniques and the Bornhuetter-Ferguson method (a combination of the ELR method with the paid development or reported development method). Within any one line of business, the methods that are given more weight vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates representing a range of actuarial indications.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2022 and 2021, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on two ceded retroactive reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. One of the retroactive reinsurance agreements covers substantially all adverse development on asbestos and environmental reserves subsequent to 2016, up to a $1.5 billion limit, and the other covered adverse development on Navigators Insurers' existing net loss and allocated loss adjustment reserves as of December 31, 2018, up to a $300 limit. Under both agreements, the Company cedes to NICO, a subsidiary of Berkshire Hathaway Inc. ("Berkshire").
Reserving Methods by Line of Business- Apart from Run-off A&E which is discussed in the following section on Property & Casualty Other Operations, below is a general discussion of which reserving methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), other methods than those described for the line of business may also be employed for a coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more weight will change.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are relatively fast-developing and paid and reported development techniques are used. These methods use historical data to generate paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency/severity techniques and methods that incorporate the initial expected loss ratio ("ELR"). The advantage of frequency/severity techniques is that frequency estimates are generally more stable and external information can be used to supplement internal data in estimating average severity. In personal lines automobile physical damage, the Company also considers gross loss, salvage and subrogation estimates to project net ultimate losses for recent accident periods.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and the initial ELR. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and the initial ELR for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, where there is more uncertainty and a higher percentage of open and unreported claims, putting some reliance on frequency/severity and initial expectations is prudent. The Company supplements these standard actuarial methods with a comprehensive review of claims diagnostics such as attorney representation, litigation, settlement rates, large loss impacts, and case reserve adequacy. Through reviewing the standard actuarial methods and claims diagnostics, a loss estimate can be calculated that considers these results and the age of the accident year that is being estimated.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate ELR, reported loss development, paid loss development, frequency/severity, case reserve adequacy, and claim settlement rates.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically supplements the ELR method and paid and reported development methods with others such as individual claim reviews and frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the ELR and paid and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and shifting more weight onto paid and reported development methods as an accident year matures. The Company also uses various frequency/severity methods aimed at capturing large loss development and in some bond lines individual claim reviews are used.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by ELR methods for recent accident years and then, as an accident year matures, shifting first to Bornhuetter-Ferguson methods, then to paid and reported development methods (with more reliance placed on paid methods), and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, outlier claims, and analysis of larger states.
Marine	For marine liability, the Company generally relies on the ELR, Bornhuetter-Ferguson, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and then shifts towards Bornhuetter-Ferguson and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on Bornhuetter-Ferguson methods for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as ELR, Bornhuetter-Ferguson and reported development techniques are applied. These methods are informed by underlying treaty analyses supporting the ELRs, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses ("ULAE")	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on an expected claim handling cost per claim year, the anticipated claim closure pattern and the ratio of paid ULAE to paid loss applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.
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
Adjustments to reserves for prior accident years are referred to as “prior accident year development”. Increases in previous estimates of ultimate loss costs are referred to as either an increase in prior accident year reserves or as unfavorable reserve development. Decreases in previous estimates of ultimate loss costs are referred to as either a decrease in prior accident year reserves or as favorable reserve development. Reserve development can influence the comparability of year over year underwriting results.
For a discussion of changes to reserve estimates recorded in 2022, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
Current Trends Contributing to Reserve Uncertainty
The Hartford is a multi-line company in the property and casualty insurance business. The Hartford is, therefore, subject to reserve uncertainty stemming from changes in loss trends and other conditions which could become material at any point in time. As market conditions and loss trends develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing reserves).
General liability- Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that arise from long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, per-and polyfluoroalkyl substances ("PFAS"), head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations, including the Boy Scouts of America ("BSA"), relating to sexual molestation and sexual abuse. For additional information related to the Company's settlement agreement with the Boy Scouts of America, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. The Company also monitors the effects of social inflation, and the impact of increased litigation funding and aggressive trial tactics by plaintiff attorneys, that can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Additionally, uncertainty in estimated claim severity causes reserve variability, including the effect of changes in internal claim handling and case reserving practices.
Workers’ compensation- Included in both small commercial and middle & large commercial, workers’ compensation is the Company’s single biggest line of business, and the property and casualty line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up approximately 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a deteriorating economic environment could reduce the ability of an injured worker to return to work and thus lengthen the time a worker receives disability benefits. In National Accounts, reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable.
We have incurred COVID-19 workers' compensation claims partly due to laws or directives in certain states that require coverage of COVID-19 claims for health care and other essential workers based on a presumption that they contracted the virus while working. For these claims, we have provided IBNR at a higher percentage of ultimate estimated incurred losses than usual as we expect longer claim reporting patterns given the effects of COVID-19.
Commercial Lines automobile- Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment, including but not limited to the impacts of social inflation mentioned in the general liability section above.
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
Personal Lines automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment, such as due to inflation in labor and materials because of supply chain disruptions affecting repair costs. Severity trends can also be impacted by social inflation whereby increased litigation funding and aggressive trial tactics by plaintiff attorneys can introduce the

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part driven by more expensive parts associated with new automobile technology, causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections since historical data and reporting patterns may not be applicable to the new business. More recently, the Company has experienced slower reporting patterns due to lengthened repair times and industry-wide delays, and higher replacement costs due to used vehicle prices and changes in driving behavior that led to a different mix of claims.
Assumed reinsurance- While pricing and reserving processes can be challenging and idiosyncratic for insurance companies, the inherent uncertainties of setting prices and estimating such reserves are even greater for the reinsurer. This is primarily due to the longer time between the date of an occurrence and the reporting of claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing pricing and reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or impact liability development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from the expected estimates.
International business- In addition to several of the line-specific trends listed above, international business may have additional uncertainty due to geopolitical, foreign currency, and trade dispute risks.
Catastrophes- Within Commercial Lines and Personal Lines, the Company is exposed to losses from catastrophe events, primarily for damage to property. Reserves for hurricanes, tropical storms, tornado/hail, wildfires, earthquakes and other catastrophe events are subject to significant uncertainty about the number and average severity of claims arising from those events, particularly in cases where the event occurs near the end of a financial reporting period when there is limited information about the extent of damages. For example, after a catastrophe event, it may take a period of time before we are able to access the impacted areas limiting the ability of our claims adjusting staff to inspect losses, make estimates and determine the damages that are covered by the policy. To estimate catastrophe losses, we consider information from claim notices received to date, third party data, visual images of the affected area where we have exposures and our own historical experience of loss reporting patterns for similar events.
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
Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. For any one reserving line of business, the estimated variation in reserves due to changes in key indicators is a reasonable estimate of potential reserve development that may occur in the future, likely over a period of several calendar years. The variation discussed is not meant to be a worst-case scenario, and, therefore, it is possible that future variation may be more than the amounts discussed below. Moreover, the variation discussed does not represent a statistical range of potential reserve outcomes, and factors exist beyond the key indicators considered which have the potential to drive additional variation to the Company's reserves.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2022	Estimated Range of Potential Reserve Development
Personal Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.4 billion	+/- $70
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.2 billion	+/- $30
Workers' Compensation	2% change in paid loss development patterns	$11.7 billion	+/- $400
General Liability	8% change in reported loss development patterns	$5.4 billion	+/- $550
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
After evaluating its insureds’ probable liabilities for asbestos and/or environmental claims, the Company evaluates the insurance coverage in place for such claims. The Company considers its insureds’ total available insurance coverage, including the coverage issued by the Company. The Company also considers relevant judicial interpretations of policy language, the nature of how policy limits are enforced on multi-
year policies and applicable coverage defenses or determinations, if any.
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
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2022

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations or liquidity.
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2022

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,959	1,969	—	7,928
Current accident year ("CAY") catastrophes	441	208	—	649
Prior accident year development ("PYD")	(231)	(13)	280	36
Total provision for unpaid losses and loss adjustment expenses	6,169	2,164	280	8,613
Change in deferred gain on retroactive reinsurance included in the provision for the period but reflected in other liabilities	—	—	(229)	(229)
Payments	(4,684)	(2,142)	(276)	(7,102)
Foreign currency adjustment	(32)	—	—	(32)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Reinsurance and other recoverables	4,574	28	1,863	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Earned premiums and fee income	$10,610	$2,979
Loss and loss expense paid ratio [1]	44.1	71.9
Loss and loss expense incurred ratio	58.4	73.4
Prior accident year development (pts) [2]	(2.2)	(0.4)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2022, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$107	$104	$211
Winter storms [1]	163	21	184
Hurricanes and Tropical Storms [2]	74	80	154
Wildfires	—	3	3
Ukraine conflict [3]	23	—	23
Other international	1	—	1
Catastrophes before assumed reinsurance	368	208	576
Global assumed reinsurance business [1] [2] [3]	73	—	73
Total catastrophe losses	$441	$208	$649
[1]Includes losses from Winter Storm Elliott of $167, including $3 in the global assumed reinsurance business. Gross losses from Winter Storm Elliott of $202 were partially offset by a $35 reinsurance recoverable since, under a per occurrence property catastrophe treaty layer covering losses from earthquakes and named storms other than hurricanes and tropical storms, the Company is able to cede 70% of up to $250 in excess of a $100 attachment point subject to a $50 annual aggregate deductible.
[2]Includes losses from Hurricane Ian of $186, net of reinsurance, including $35 of hurricane losses in the global assumed reinsurance business.
[3]Total catastrophe losses resulting from the Ukraine conflict were $27, net of reinsurance, including $4 within global assumed reinsurance, all in the first quarter.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(204)	$—	$—	$(204)
Workers’ compensation discount accretion	36	—	—	36
General liability	25	—	31	56
Marine	2	—	—	2
Package business	(39)	—	—	(39)
Commercial property	(11)	—	—	(11)
Professional liability	(11)	—	—	(11)
Bond	(32)	—	—	(32)
Assumed reinsurance	19	—	—	19
Automobile liability	38	(14)	—	24
Homeowners	—	(1)	—	(1)
Net asbestos and environmental reserves [1]	—	—	—	—
Catastrophes	(60)	(2)	—	(62)
Uncollectible reinsurance	(1)	(2)	6	3
Other reserve re-estimates, net	7	6	14	27
Prior accident year development before change in deferred gain	(231)	(13)	51	(193)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	—	229	229
Total prior accident year development	$(231)	$(13)	$280	$36
[1]The year ended December 31, 2022 included $229 of adverse development on net asbestos and environmental reserves that was ceded to NICO but for which the Company recorded a deferred gain on retroactive reinsurance.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2021

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$25,058	$1,836	$2,728	$29,622
Reinsurance and other recoverables	4,271	28	1,426	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	20,787	1,808	1,302	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,407	1,840	—	7,247
Current accident year catastrophes	496	168	—	664
Prior accident year development [1]	141	(144)	202	199
Total provision for unpaid losses and loss adjustment expenses	6,044	1,864	202	8,110
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(91)	—	(155)	(246)
Payments	(4,316)	(1,865)	(214)	(6,395)
Foreign currency adjustment	2	—	—	2
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Reinsurance and other recoverables	4,480	37	1,564	6,081
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Earned premiums and fee income	$9,575	$2,986
Loss and loss expense paid ratio [2]	45.1	62.5
Loss and loss expense incurred ratio	63.4	63.1
Prior accident year development (pts) [3]	1.5	(4.9)
[1]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADCs which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
[2]Prior accident year development does not include the benefit of a portion of losses ceded under the Navigators and A&E ADCs which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
In December, 2019, the judge overseeing the bankruptcy of PG&E Corporation and Pacific Gas and Electric Company ("PG&E") approved an $11 billion settlement of insurance subrogation claims to resolve all such claims arising from the 2017 Northern California wildfires and 2018 Camp wildfire. That settlement was contingent upon, among other things, the judge entering an order confirming PG&E’s chapter 11 bankruptcy plan (“PG&E Plan”) incorporating the settlement agreement. On June 20, 2020, the bankruptcy court judge approved the PG&E Plan and PG&E subsequently transferred the $11 billion settlement amount to a trust designed to allocate and distribute the settlement among subrogation holders, including certain of

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
the Company’s insurance subsidiaries. In the second quarter of 2020, the Company recorded an estimated $289 subrogation benefit though the ultimate amount it collects will depend on how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation. In 2020, the Company received distributions, net of attorney costs, of $227.

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2020
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(110)	$—	$—	$(110)
Workers’ compensation discount accretion	35	—	—	35
General liability	237	—	—	237
Marine	3	—	—	3
Package business	(58)	—	—	(58)
Commercial property	(4)	—	—	(4)
Professional liability	(14)	—	—	(14)
Bond	(19)	—	—	(19)
Assumed reinsurance	(6)	—	—	(6)
Automobile liability	27	(61)	—	(34)
Homeowners	—	7	—	7
Net asbestos and environmental reserves	—	—	(2)	(2)
Catastrophes	(149)	(380)	—	(529)
Uncollectible reinsurance	—	—	(8)	(8)
Other reserve re-estimates, net	—	(4)	58	54
Total prior accident year development	(58)	(438)	48	(448)
Change in deferred gain on retroactive reinsurance included in other liabilities	102	—	210	312
Total prior accident year development	$44	$(438)	$258	$(136)
For discussion of the factors contributing to unfavorable (favorable) for the prior accident year reserve development 2022, 2021, and 2020 periods, refer to Note 11 - Reserve for
Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Asbestos and Environmental Reserves
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986 and is reported within the P&C Other Operations segment (“Run-off A&E”). In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments, respectively.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2022

	Asbestos	Environmental	Total Run-off A&E
Gross
Direct	$1,316	$373	$1,689
Assumed Reinsurance	458	64	522
Total	1,774	437	2,211
Ceded- other than NICO	(476)	(63)	(539)
Total net reserves, before ceded losses to NICO	$1,298	$374	1,672
Ceded - NICO A&E ADC "Run-off" [1]			(1,282)
Net			$390
[1]Including $1,282 of ceded losses for Run-off A&E and a $38 reduction in ceded losses for Commercial Lines and Personal Lines, cumulative net incurred losses of $1,244 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental	Total Run-off A&E
2022
Beginning net reserves before reinsurance recoverable from NICO	$1,263	$394	$1,657
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	161	68	229
Losses and loss adjustment expenses paid	(128)	(89)	(217)
Reclassification of allowance for uncollectible reinsurance [1]	2	1	3
Ending net reserves before reinsurance recoverable from NICO	$1,298	$374	1,672
Reinsurance recoverable from NICO A&E ADC			(1,282)
Ending net reserves			$390
2021
Beginning net reserves before reinsurance recoverable from NICO	$1,268	$419	$1,687
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	104	51	155
Losses and loss adjustment expenses paid	(112)	(76)	(188)
Reclassification of allowance for uncollectible reinsurance [1]	3	—	3
Ending net reserves before reinsurance recoverable from NICO	$1,263	$394	1,657
Reinsurance recoverable from NICO A&E ADC			(1,053)
Ending net reserves			$604
2020
Beginning net reserves before reinsurance recoverable from NICO	$1,308	$346	$1,654
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	130	106	236
Losses and loss adjustment expenses paid	(172)	(33)	(205)
Reclassification of allowance for uncollectible reinsurance [1]	2	—	2
Ending net reserves before reinsurance recoverable from NICO	$1,268	$419	1,687
Reinsurance recoverable from NICO A&E ADC			(898)
Ending liability — net			$789
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2022, the Company has incurred a cumulative $1,244 in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $1,282 for Run-off A&E reserves, partially offset by a $38 reduction for A&E reserves in Commercial Lines and Personal Lines. As such, $256 of coverage is available for future adverse net reserve development, if any. As a result, the Company has recorded a $594 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,244 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings, which may be significant.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e. survive) if future annual payments were consistent with the calculated historical average.
Since December 31, 2016, asbestos and environmental net reserves have been declining since all adverse development has been ceded to NICO, up to a limit of $1.5 billion, and the deferred gain on retroactive reinsurance has been recorded within other liabilities rather than in net loss and loss adjustment expense reserves. Recoveries from NICO will not be collected until the Company has cumulative loss payments of more than the attachment point of $1.7 billion which was based on the carrying value of net reserves as of December 31, 2016. Accordingly, the payment of losses without any current collection of recoveries from NICO has reduced the Company’s net loss reserves which decreases the net survival ratios such that, unadjusted, the net survival ratios would not be representative of the true number of years of average loss payments covered by the reserves. Therefore, the net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	10.1	4.1
Three year net survival ratio	9.3	5.7
One year gross survival ratio	11.0	4.0
Three year gross survival ratio	9.3	5.2
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental		Total A&E
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2022
Gross	$160	$227	$106	$80	$266	$307
Ceded- other than NICO	(32)	(66)	(17)	(12)	(49)	(78)
Net - Gross of ADC	$128	$161	$89	$68	217	229
Ceded - NICO A&E ADC					—	(229)
Net					$217	$—
2021
Gross	$157	$148	$109	$55	$266	$203
Ceded- other than NICO	(45)	(44)	(33)	(4)	(78)	(48)
Net - Gross of ADC	$112	$104	$76	$51	188	155
Ceded - NICO A&E ADC					—	(155)
Net					$188	$—
2020
Gross	$252	$170	$40	$141	$292	$311
Ceded- other than NICO	(80)	(40)	(7)	(35)	(87)	(75)
Net - Gross of ADC	$172	$130	$33	$106	205	236
Ceded - NICO A&E ADC					—	(238)
Net					$205	$(2)
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Commercial Lines and Personal Lines. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of 2022, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2022 comprehensive annual reviews
As a result of the 2022 fourth quarter review, the Company increased estimated asbestos reserves before NICO reinsurance by $162, including $161 in P&C Other Operations, primarily driven by an increase in the Company’s share of liability due to insolvencies and cost sharing agreements, an increase in claim settlement rates, and higher claim settlement values and defense costs. The increase in asbestos reserves was offset by a $162 reinsurance recoverable under the NICO treaty.
As a result of the 2022 fourth quarter review, the Company increased estimated environmental reserves before NICO reinsurance by $67, including $68 in P&C Other Operations, primarily due to increased estimates of liability for PFAS exposure, the resolution of one large mining account, higher environmental site cleanup and monitoring costs, and higher legal expenses. The increase in environmental reserves was offset by a $67 reinsurance recoverable under the NICO treaty.
The total $229 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $229 reinsurance recoverable under the NICO treaty. Since cumulative losses ceded to the A&E ADC exceed the $650 of ceded premium paid, the Company recognized a $229 increase in deferred gain on retroactive reinsurance, resulting in the Company recording a charge to earnings of $229 in 2022.
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
For information regarding the 2020 comprehensive annual review, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2021 Form 10-K Annual Report.
Major Categories of Asbestos Accounts
Direct asbestos exposures include both Known and Unallocated Direct Accounts.
•Known Direct Accounts- includes both Major Asbestos Defendants and Non-Major Accounts, and represent approximately 72% of the Company's total Direct gross asbestos reserves as of December 31, 2022 compared to approximately 71% as of December 31, 2021. Major Asbestos Defendants have been defined as the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts, while Non-Major accounts are comprised of all other direct asbestos accounts and largely represent smaller and more peripheral defendants. Major Asbestos Defendants have the fewest number of asbestos accounts.
•Unallocated Direct Accounts- includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies. These exposures represent approximately 28% of the Company's Direct gross asbestos reserves as of December 31, 2022 compared to approximately 29% as of December 31, 2021.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $51, $47 and $50, respectively for calendar years 2022, 2021 and 2020. Included in the 2022 adverse reserve development was an increase in ULAE reserves and an increase in reserves from reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on the BSA claims in the 2022 period. The increase in reserves for ULAE was primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. In performing its assessment, the Company evaluates the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of 2022, 2021, and 2020 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $56, $53 and $60, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.

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
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2022

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2022	(1.3%) - 0.6%	(20.5%) - 8.3%	0.9% - 9.8%	(1.9%) -2. 4%
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
The following table summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2022. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2022 for the indicated accident year in each row. This table does not include Navigators Group reserve re-estimates for periods prior to the acquisition of the business on May 23, 2019.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
By Accident Year
2012 & Prior	$192	$326	$307	$275	$81	$(41)	$4	$252	$555	$36	$1,987
2013		(98)	(43)	(29)	(33)	(2)	(26)	(15)	(35)	(10)	(291)
2014			(14)	20	(19)	(54)	(29)	(28)	(59)	(23)	(206)
2015				191	(41)	(93)	19	(16)	(70)	(23)	(33)
2016					(29)	14	(11)	(38)	(83)	(41)	(188)
2017						9	(116)	(204)	(111)	(101)	(523)
2018							78	(307)	(96)	22	(303)
2019								(92)	(47)	39	(100)
2020									(101)	(101)	(202)
2021										9	9
Increase (decrease) in net reserves [1]	192	228	250	457	(41)	(167)	(81)	(448)	(47)	(193)	150
Change in deferred gain on retroactive reinsurance included in other liabilities								312	246	229
Total unfavorable (favorable) prior accident year development								$(136)	$199	$36
[1]Increase (decrease) in net reserves by accident year in the above table is net of losses ceded, including losses ceded under two adverse development cover reinsurance agreements with NICO accounted for as a deferred gain on retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. For calendar years before 2017, the 2012 and prior accident year development includes adverse development for A&E reserves. For additional information regarding the two adverse development cover reinsurance agreements, refer to Note 11 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
The commentary below explains, by accident year, the total prior accident year development recognized over the past 10 years.
Accident year 2012 and Prior
The net increases in estimates of ultimate losses for accident years 2012 and prior were driven mostly by increased reserves for asbestos and environmental reserves, and also by increased estimates for customs bonds, sexual molestation and sexual abuse and other mass torts claims. Also contributing was an increase in commercial automobile liability, offset by favorable development in personal automobile liability.
Accident year 2013
Estimates of ultimate losses were decreased for the 2013 accident year due to favorable frequency and/or medical severity trends for workers’ compensation and favorable professional liability claim emergence. Favorable emergence of property lines of business, including catastrophes, for the 2013 accident year, was partially offset by increased reserves in automobile liability due to increased severity of large claims.
Accident years 2014 and 2015
Changes in estimates of ultimate losses for accident years 2014 and 2015 were largely driven by favorable frequency and medical severity trends for workers' compensation, partially offset by unfavorable frequency and severity trends for personal and commercial automobile liability and increased severity of liability claims on package business.

Accident year 2016
Estimates of ultimate losses were decreased for the 2016 accident year largely due to reserve decreases on workers' compensation, bond and personal automobile liability due to lower estimated severity, partially offset by unfavorable reserve estimates for higher hazard general liability exposures due to increased frequency and severity trends, higher estimated severity in middle & large commercial and on the acquired Navigators Group book of business related to U.S. construction, premises liability, products liability and excess casualty.
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
Accident year 2018
Ultimate loss estimates were decreased for the 2018 accident year mainly due to reduction in estimated catastrophe reserves for California wildfires and for various wind and hail events. Reserve estimates were also reduced, to a lesser extent, for personal automobile liability and workers' compensation which decreased due to lower than previously expected claim severity. These reserve decreases were partially offset by increases in commercial automobile liability and general liability. Commercial automobile liability reserve increases were related to higher estimated severity on middle & large commercial claims. Increases in general liability reserves for middle market and complex liability claims were also largely due to higher than previously expected severity.

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
Accident year 2020
Ultimate loss estimates were decreased for the 2020 accident year mainly due to favorable emergence of property lines of business, inclusive of catastrophes. Reserve estimates were also reduced, to a lesser extent, for personal automobile liability due to lower estimated severity and for professional liability.
Accident year 2021
There were no significant changes in ultimate loss estimates.
|GROUP BENEFIT RESERVES, NET OF REINSURANCE
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,535 and $6,437 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2022 and 2021, respectively.
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
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.2% and 3.3% in 2022 and 2021, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $28, before tax, as of December 31, 2022.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
termination rates for a single incurral year have generally increased and have ranged from 7% below to 6% above current assumptions over that time period. For a single recent incurral year (such as 2022), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $11. For all incurral years combined, as of December 31, 2022, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $25.
Impact of COVID-19 on 2022 Results of Operations
Within Group Benefits, the Company experienced excess mortality in its group life business of $160 in 2022, primarily caused by direct and indirect impacts of COVID-19. Within the group disability business, in 2022 the Company recognized $12 of COVID-19 related losses from short-term disability claims.
Current Trends Contributing to Reserve Uncertainty
While we have not seen a significant change in claim recovery patterns to date due to COVID-19, we have observed delays in the Social Security Administration’s processing of disability claims. Other potential pandemic-related risks, such as delays in medical care or return-to-work and the emerging risk of long-COVID symptoms are being monitored. Also, if we have a downturn in the economy, we could experience an increase in claim incidence on long-term disability claims.
By investing in fixed income securities of similar duration to our liabilities, we hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies given average three year rate guarantees. Our weighted average discount rate assumption for the 2022 incurral year is down from that of the 2021 incurral year.
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
The annual goodwill assessment for the reporting units was completed as of October 31, 2022, and resulted in no write-downs of goodwill for the year ended December 31, 2022. All reporting units passed the annual impairment test with a significant margin. For information on goodwill see Note 10 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
|VALUATION OF INVESTMENTS AND DERIVATIVE INSTRUMENTS
Fixed Maturities, Equity Securities, Short-term Investments, and Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair values of derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the
Fixed Maturities, Equity Securities, Short-term Investments and Derivatives section in Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Written premiums	$11,158	$10,041	$8,969	11%	12%
Change in unearned premium reserve	587	500	59	17%	NM
Earned premiums	10,571	9,541	8,910	11%	7%
Fee income	39	34	30	15%	13%
Losses and loss adjustment expenses
Current accident year before catastrophes	5,959	5,407	5,488	10%	(1%)
Current accident year catastrophes [1]	441	496	397	(11%)	25%
Prior accident year development [1]	(231)	141	44	NM	NM
Total losses and loss adjustment expenses	6,169	6,044	5,929	2%	2%
Amortization of DAC	1,563	1,398	1,397	12%	—%
Underwriting expenses	1,788	1,678	1,594	7%	5%
Amortization of other intangible assets	29	29	28	—%	4%
Dividends to policyholders	29	24	29	21%	(17%)
Underwriting gain (loss)	1,032	402	(37)	157%	NM
Net investment income [2]	1,415	1,502	1,160	(6%)	29%
Net realized gains (losses) [2]	(385)	260	(60)	NM	NM
Other income (expense)	(12)	(5)	(31)	(140%)	84%
Income before income taxes	2,050	2,159	1,032	(5%)	109%
Income tax expense [3]	426	402	176	6%	128%
Net income	$1,624	$1,757	$856	(8%)	105%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2022	2021	2020
Small Commercial:
Net new business premium	$768	$673	$557
Policy count retention [1]	86%	84%	83%
Renewal written price increases	3.8%	3.2%	2.0%
Renewal earned price increases	3.4%	2.6%	2.1%
Policies in-force as of end of period (in thousands)	1,421	1,366	1,283
Middle Market [2]:
Net new business premium	$531	$532	$479
Policy count retention [1]	84%	82%	78%
Renewal written price increases	5.9%	5.9%	7.6%
Renewal earned price increases	5.8%	7.2%	6.4%
Global Specialty:
Global specialty gross new business premium [3]	$825	$912	$752
Renewal written price increases [4]	5.9%	13.6%	21.6%
Renewal earned price increases [4]	10.0%	21.5%	18.0%
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
Underwriting Ratios

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.4	56.7	61.6	(0.3)	(4.9)
Current accident year catastrophes	4.2	5.2	4.5	(1.0)	0.7
Prior accident year development	(2.2)	1.5	0.5	(3.7)	1.0
Total loss and loss adjustment expense ratio	58.4	63.3	66.5	(4.9)	(3.2)
Expense ratio	31.6	32.2	33.5	(0.6)	(1.3)
Policyholder dividend ratio	0.3	0.3	0.3	—	—
Combined ratio	90.2	95.8	100.4	(5.6)	(4.6)
Impact of current accident year catastrophes and prior year development	(2.0)	(6.7)	(5.0)	4.7	(1.7)
Underlying combined ratio	88.3	89.1	95.5	(0.8)	(6.4)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$2,000
$1,500
$1,000
$500
$0
$856
$1,757
$1,624
2020
2021
2022

Year ended December 31, 2022 compared to the year ended December 31, 2021
Net income decreased due to a change from net realized gains to net realized losses and lower net investment income, partially offset by a higher underwriting gain. For further discussion of investment results, see MD&A - Investment Results.
Underwriting (Loss) Gain

$1,200
$1,000
$800
$600
$400
$200
$0
$-200
$1,032
$402
$(37)
2020
2021
2022

Year ended December 31, 2022 compared to the year ended December 31, 2021
Underwriting gain increased with the improvement primarily due to the effect of earned premium growth, a change from unfavorable prior accident year development in 2021 to favorable prior accident year development in 2022, and lower current accident year catastrophes, partially offset by an increase in underwriting expenses.
Underwriting expenses increased in 2022 due to higher staffing and performance-based commissions, investments in technology, and a decrease in the allowance for credit losses on premiums receivable in the 2021 period, partially offset by incremental savings from Hartford Next initiatives.
Expense ratio decreased in 2022 driven by the impact of
higher earned premium and incremental savings from the Hartford Next program, partially offset by investments in technology, higher staffing costs and performance-based commissions and the impact of a decrease in the allowance for credit losses on premiums receivable recognized in 2021.
Earned Premiums
[1]Other of $43, $43 and $46 for 2020, 2021 and 2022, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $41, $43 and $46 for the year ended December 31, 2020, 2021 and 2022, respectively, is included in the total.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021
Earned premiums increased in 2022 due to written premium increases over the prior 12 months including higher premiums from audits and endorsements, principally in workers’ compensation due to an increasing exposure base from higher payrolls.
Written premiums increased in 2022 driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in 2022 driven by exposure growth from higher audit and endorsement premium, double-digit new business growth, higher policy count retention, and renewal written price increases in all lines. Written premium grew in all lines of business, with the most significant growth in package business and workers' compensation.
•Middle & large commercial written premium increased in 2022 driven by renewal written price increases in all lines, higher audit and endorsement premium and higher policy count retention. Written premium grew across general industries, industry verticals and specialty markets.
•Global specialty written premium increased in 2022 driven by written price increases and higher retention, partially offset by a decline in new business. Written premium grew in all lines except international, with the most significant growth in global reinsurance, wholesale and financial lines.
Renewal written price increases were recognized in nearly all lines in 2022, with moderating price increases across most lines in global specialty.
•In small commercial, renewal written price increases were modestly higher in 2022, with mid-single digit price increases in package business and automobile. Workers' compensation pricing was slightly positive in 2022 due to the effect of rising wages largely offset by lower rates.
•In middle market, the Company recognized mid-to-high single-digit price increases in most lines other than workers’ compensation, which experienced low single-digit written price increases as the effect of higher wages more than offset lower rates.
•In global specialty, we achieved low-to-mid single-digit renewal written price increases, with the highest increases in property, marine and professional liability.
Current Accident Year Loss and LAE Ratio before Catastrophes
Year ended December 31, 2022 compared to the year ended December 31, 2021
Current Accident Year Loss and LAE ratio before catastrophes decreased slightly primarily due to lower loss ratios in global specialty lines and lower COVID-19 incurred losses, largely offset by higher non-catastrophe property losses in both small commercial and middle market.
There were no current accident year COVID-19 incurred losses in the year ended December 31, 2022 compared to $31 of COVID-19 incurred losses in 2021, including $20 in workers’ compensation and $11 in financial and other lines.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2022 compared to the year ended December 31, 2021
Current accident year catastrophe losses for 2022 included losses for Hurricane Ian, tornado, wind and hail events primarily in the Midwest, South, Mountain West and Great Plains, losses from winter storms, including Winter Storm Elliott, and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Current accident year catastrophe losses for 2021 included losses from tornado, wind and hail events, mostly concentrated in the Midwest, Texas and Southeast as well as Hurricane Ida, and February winter storms primarily in the South.
Prior accident year development was net favorable for 2022 and included reserve decreases for workers' compensation, catastrophes, package business and bond, partially offset by reserve increases for automobile liability, general liability and assumed reinsurance. In 2022, an increase in reserves for general liability related to excess casualty and primary construction was largely offset by a reallocation of a portion of reserves for sexual molestation and sexual abuse claims from Commercial Lines to P&C Other Operations. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in 2022 in the liability for settlement amounts owed on the BSA claims.
Net unfavorable reserve development in 2021 included an increase in general liability that included a reserve increase related to the settlement with Boy Scouts of America on sexual molestation and sexual abuse claims, largely offset by reserve decreases for workers' compensation, package business, catastrophes, commercial property and bond.
Prior accident year development in 2021 included reserve increases related to Navigators Group on 2018 and prior accident years that was economically ceded to NICO but for which the benefit was not recognized in earnings as it has been recorded as a deferred gain on retroactive reinsurance.
2023 Outlook
The Company expects Commercial Lines written premiums in 2023 to be higher than written premiums in 2022, with growth across the segment.
In 2023, management expects mid-single digit renewal written pricing in lines other than workers' compensation and financial lines with workers’ compensation pricing expected to be flat to slightly negative. Written pricing increases in 2023 are driven by a number of factors affecting loss costs including the effects of social inflation, higher reinsurance costs, and the cost of materials and labor for repairs.
The Company expects the Commercial Lines combined ratio will be 90.5 to 92.5 in 2023, compared to 90.2 in 2022, primarily due to the effect of prior accident year reserve decreases in 2022, partially offset by lower current accident year catastrophe losses assumed for 2023 and a lower expense ratio. We expect overall earned pricing to keep pace with loss trends, while the expense ratio is expected to improve slightly driven by higher earned premium. The underlying combined ratio is expected to be 87.0 to 89.0 in 2023 compared to 88.3 in 2022.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

| PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Written premiums	$2,961	$2,908	$2,936	2%	(1%)
Change in unearned premium reserve	12	(46)	(72)	126%	36%
Earned premiums	2,949	2,954	3,008	—%	(2%)
Fee income	30	32	34	(6%)	(6%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,969	1,840	1,695	7%	9%
Current accident year catastrophes [1]	208	168	209	24%	(20%)
Prior accident year development [1]	(13)	(144)	(438)	91%	67%
Total losses and loss adjustment expenses	2,164	1,864	1,466	16%	27%
Amortization of DAC	228	230	244	(1%)	(6%)
Underwriting expenses	594	615	591	(3%)	4%
Amortization of other intangible assets	2	2	4	—%	(50%)
Underwriting gain (loss)	(9)	275	737	(103%)	(63%)
Net investment income [2]	140	157	157	(11%)	—%
Net realized gains (losses) [2]	(35)	29	(5)	NM	NM
Net servicing and other income (expense) [3]	17	19	13	(11%)	46%
Income before income taxes	113	480	902	(76%)	(47%)
Income tax expense [4]	22	95	184	(77%)	(48%)
Net income	$91	$385	$718	(76%)	(46%)
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes servicing revenues of $73, $80, and $81 for 2022, 2021, and 2020, respectively and includes servicing expenses of $55, $61, and $67 for 2022, 2021, and 2020, respectively.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Product Line
Automobile	$2,020	$1,997	$2,003	1%	—%
Homeowners	941	911	933	3%	(2%)
Total	$2,961	$2,908	$2,936	2%	(1%)
Earned Premiums
Product Line
Automobile	$2,025	$2,035	$2,058	—%	(1%)
Homeowners	924	919	950	1%	(3%)
Total	$2,949	$2,954	$3,008	—%	(2%)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2022	2021	2020
Policies in-force end of period (in thousands)
Automobile	1,323	1,317	1,369
Homeowners	740	773	826
New business written premium
Automobile	$227	$219	$223
Homeowners	$74	$60	$63
Policy count retention [1]
Automobile	84%	84%	84%
Homeowners	84%	85%	84%
Renewal written price increase
Automobile	4.5%	2.2%	2.4%
Homeowners	10.7%	8.5%	6.4%
Renewal earned price increase
Automobile	3.2%	2.1%	3.4%
Homeowners	8.9%	8.1%	5.7%
[1]Policy count retention represents the ratio of the number of renewal policies issued during the current year period divided by the number of policies issued in the previous calendar period before considering policies cancelled subsequent to renewal.
Underwriting Ratios

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.8	62.3	56.3	4.5	6.0
Current accident year catastrophes	7.1	5.7	6.9	1.4	(1.2)
Prior accident year development	(0.4)	(4.9)	(14.6)	4.5	9.7
Total loss and loss adjustment expense ratio	73.4	63.1	48.7	10.3	14.4
Expense ratio	26.9	27.6	26.8	(0.7)	0.8
Combined ratio	100.3	90.7	75.5	9.6	15.2
Impact of current accident year catastrophes and prior year development	(6.7)	(0.8)	7.7	(5.9)	(8.5)
Underlying combined ratio	93.7	89.9	83.1	3.8	6.8
Product Combined Ratios

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Automobile
Combined ratio	104.1	92.9	85.5	11.2	7.4
Underlying combined ratio	101.3	95.9	88.0	5.4	7.9
Homeowners
Combined ratio	92.2	86.8	54.2	5.4	32.6
Underlying combined ratio	77.0	76.5	72.5	0.5	4.0

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2022 compared to the year ended December 31, 2021
Net income decreased in 2022, largely driven by a change from underwriting gain to an underwriting loss, a change from net realized gains to net realized losses, and a decrease in net investment income.
Underwriting Gain (Loss)
Year ended December 31, 2022 compared to the year ended December 31, 2021
Underwriting gain (loss) changed from a gain to a loss in 2022, primarily due to higher current accident year loss costs before catastrophes in automobile, a decrease in net favorable prior accident year reserve development and, to a lesser extent, an increase in current accident year catastrophe losses and higher current accident year loss costs before catastrophes in homeowners.
Underwriting expenses and the expense ratio decreased in 2022 as lower direct marketing costs and incremental cost savings from the Hartford Next initiative were partially offset by higher technology and operations staffing costs.
Earned Premiums
Year ended December 31, 2022 compared to the year ended December 31, 2021
Earned premiums were down slightly in 2022 due to the effect of a decline in written premium over the prior twelve months across both Agency channels due to non-renewals exceeding new business, primarily in automobile, largely offset by an increase in AARP direct.

Written Premiums
Written premiums increased in automobile in 2022 due to an increase in new business and the effect of written pricing increases. Written premiums increased in homeowners in 2022 primarily due to an increase in new business and the effect of written pricing increases, partially offset by slightly lower policy count retention.
Renewal written pricing increases were higher for both automobile and homeowners in 2022 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention for automobile was flat in 2022 while, for homeowners, policy count retention was down partly due to policyholder response to pricing increases.
Policies in-force increased slightly in 2022 for automobile compared to the end of 2021 due to an increase in new

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
business, and decreased for homeowners reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
Year ended December 31, 2022 compared to the year ended December 31, 2021
Current accident year loss and LAE ratio before catastrophes increased in both automobile and homeowners in 2022. The increase in automobile was due to an increase in automobile liability claim frequency and severity and higher physical damage claim severity due to inflationary effects on parts and repairs, partially offset by earned pricing increases. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes was due to an increase in homeowners' severity that was partially offset by earned pricing increases and lower frequency of both weather and non-weather claims. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation and a greater proportion of non-weather claims, which have higher average severity.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2022 compared to the year ended December 31, 2021
Current accident year catastrophe losses increased in 2022 compared to the prior year. Current accident year catastrophe losses for 2022 included losses for Hurricane Ian as well as wind and hail events primarily in the Northern Plains, Midwest, South and Mountain West, and losses from winter storms. Current accident year catastrophe losses for 2021 included losses from Hurricane Ida, tropical storms, California wildfires, and February winter storms as well as losses largely from tornado, wind and hail events, mostly concentrated in Texas, the Southeast, Midwest and Mountain West.
Prior accident year development was less favorable in 2022, with lower reserve reductions for automobile liability and catastrophes. Net favorable prior accident year development in the 2022 period was primarily driven by automobile liability. Prior accident year development was favorable for 2021, with a reduction in personal automobile liability and a decrease in catastrophe reserves, driven by reductions in estimates for prior year hurricanes, tornado & hail and wildfires, including the benefit of higher expected subrogation recoveries related to the 2017 and 2018 California wildfires.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2023 Outlook
Written premium is expected to increase in 2023 compared with 2022 largely driven by written pricing increases.
In 2023, the Company expects double-digit written pricing increases in both automobile and home as the effect of recent automobile claim frequency and severity trends are reflected in automobile rate filings, and rate increases in homeowners reflect increasing property loss cost trends.
The Company expects the combined ratio for Personal Lines will be 100.5 to 102.5 in 2023 compared to 100.3 in 2022 due to a continuation of elevated auto and homeowners’ loss cost severity and, to a lesser extent, increased auto frequency, as well as the effect of prior accident year reserve decreases in 2022, partly offset by the effect of earned pricing increases. The underlying combined ratio for Personal Lines is expected to be 93.0 to 95.0 in 2023 compared to 93.7 in 2022.

| PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Losses and loss adjustment expenses
Prior accident year development [1]	$280	$202	$258	39%	(22%)
Total losses and loss adjustment expenses	280	202	258	39%	(22%)
Underwriting expenses	9	8	11	13%	(27%)
Underwriting loss	(289)	(210)	(269)	(38%)	22%
Net investment income [2]	63	75	55	(16%)	36%
Net realized gains (losses) [2]	(16)	13	(1)	NM	NM
Other income (expenses)	—	(1)	1	100%	NM
Loss before income taxes	(242)	(123)	(214)	(97%)	43%
Income tax benefit [3]	(52)	(28)	(46)	(86%)	39%
Net loss	$(190)	$(95)	$(168)	(100%)	43%
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss
Year ended December 31, 2022 compared to the year ended December 31, 2021
Net loss increased primarily due to a higher underwriting loss, a change from net realized gains in the 2021 period to net realized losses in the 2022 period and a decrease in net investment income.
Underwriting loss increased primarily due to higher unfavorable prior accident year reserve development. Unfavorable prior accident year reserve development for the year ended December 31, 2022 was primarily due to a $229 increase in A&E reserves, and reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on the BSA claims in the 2022 period. Unfavorable prior accident year development in 2021 included a $155 increase in A&E reserves, an increase in reserves for sexual molestation and sexual abuse claims, primarily on assumed reinsurance, and a $14 increase in

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ULAE reserves, partially offset by a reduction in the allowance for uncollectible reinsurance.
Before NICO reinsurance in 2022, A&E reserves were increased by $229 in P&C Other Operations, including $161 for asbestos and $68 for environmental. Cumulative adverse A&E reserve development ceded to NICO for both ongoing operations and P&C Other Operations totaled $1,244 through December 31, 2022 and since this amount exceeds ceded premium paid for the A&E ADC of $650, the Company has recognized a $594 deferred gain on retroactive reinsurance as of December 31, 2022, within other liabilities, including a $229 increase in deferred gain in 2022 recognized within P&C Other Operations.
Asbestos reserves prior accident year development in 2022 before NICO reinsurance of $161 was primarily due to an increase in the Company’s share of liability due to insolvencies and cost sharing agreements, an increase in claim settlement rates, and higher claim settlement values and defense costs.
Environmental reserves prior accident year development in 2022 before NICO reinsurance of $68 was primarily due to increased estimates of liability for PFAS exposure, the resolution of one large mining account, higher environmental site cleanup and monitoring costs, and higher legal expenses.

|GROUP BENEFITS - RESULTS OF OPERATIONS
Operating Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Premiums and other considerations	$6,057	$5,687	$5,536	7%	3%
Net investment income [1]	524	550	448	(5%)	23%
Net realized gains (losses) [1]	(122)	130	22	(194%)	NM
Total revenues	6,459	6,367	6,006	1%	6%
Benefits, losses and loss adjustment expenses	4,520	4,612	4,137	(2%)	11%
Amortization of DAC	33	40	50	(18%)	(20%)
Insurance operating costs and other expenses	1,467	1,373	1,308	7%	5%
Amortization of other intangible assets	40	40	40	—%	—%
Total benefits, losses and expenses	6,060	6,065	5,535	—%	10%
Income before income taxes	399	302	471	32%	(36%)
Income tax expense [2]	75	53	88	42%	(40%)
Net income	$324	$249	$383	30%	(35%)
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 16 - Income Taxes of Notes to the Consolidated Financial Statements.
Premiums and Other Considerations

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Fully insured — ongoing premiums	$5,858	$5,502	$5,305	6%	4%
Buyout premiums	12	2	56	NM	(96%)
Fee income	187	183	175	2%	5%
Total premiums and other considerations	$6,057	$5,687	$5,536	7%	3%
Fully insured ongoing sales, excluding buyouts	$801	$760	$717	5%	6%

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios, Excluding Buyouts

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Group disability loss ratio	68.3%	68.2%	66.1%	0.1	2.1
Group life loss ratio	87.5%	101.9%	87.5%	(14.4)	14.4
Total loss ratio	74.6%	81.1%	74.5%	(6.5)	6.6
Expense ratio [1]	25.3%	25.5%	25.2%	(0.2)	0.3
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.
Margin

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Net income margin	5.0%	3.9%	6.4%	1.1	(2.5)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains), before tax	1.8%	(2.0%)	(0.4%)	3.8	(1.6)
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	0.3%	0.0	(0.2)
Income tax expense (benefit)	(0.4%)	0.5%	—%	(0.9)	0.5
Impact of excluding buyouts from denominator of core earnings margin	—%	—%	0.1%	0.0	(0.1)
Core earnings margin	6.5%	2.5%	6.4%	4.0	(3.9)
Net Income
Year ended December 31, 2022 compared to the year ended December 31, 2021
Net income increased primarily due to a lower loss ratio and additional earnings generated by growth in fully insured ongoing premium, partially offset by a change from net realized gains in the 2021 period to net realized losses in the 2022 period, a decrease in net investment income, and higher insurance operating expenses.
Insurance operating costs and other expenses were higher as higher claim costs to handle pandemic related claims, and an increase in technology costs were partially offset by incremental expense savings from the Hartford Next operational transformation and cost reduction program.
Fully Insured Ongoing Premiums
Year ended December 31, 2022 compared to the year ended December 31, 2021
Fully insured ongoing premiums increased primarily in group disability driven by an increase in exposure on existing accounts resulting from increased enrollment, low unemployment, and wage increases, as well as strong persistency.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fully insured ongoing sales, excluding buyouts increased due to growth from existing customers, including from increased enrollment and customer expansion.
Ratios
Year ended December 31, 2022 compared to the year ended December 31, 2021
Total loss ratio decreased 6.5 points for 2022 due to a lower group life loss ratio. The group life loss ratio decreased 14.4 points driven by a 17.7 point decrease in excess mortality claims partially offset by a higher loss ratio on accidental death business and an increase in expense reserves. For the twelve month period ended December 31, 2022 and 2021, excess mortality losses were $160 and $583, respectively. The group disability loss ratio was consistent with prior year as favorable development related to estimates of long-term disability claim incidence and lower COVID-19 related short-term disability losses were offset by less favorable long-term disability claim recoveries and a lower New York Paid Family Leave risk adjustment benefit.
Expense ratio decreased slightly in 2022 driven by higher earned premiums and incremental expense savings from the Hartford Next operational transformation and cost reduction program, partially offset by higher claim costs to handle pandemic related claims and an increase in technology costs.
2023 Outlook
The Company expects Group Benefits fully insured ongoing premiums to increase in 2023 due to higher book persistency and continued strong sales.
With COVID shifting from pandemic to endemic state, excess mortality losses are expected to improve in 2023 compared to 2022, though we expect mortality trends will settle above pre-pandemic levels and we are pricing the business accordingly. As a result, group life loss ratios are expected to improve versus 2022. In group disability, we expect some modest moderation of favorable incidence and recovery trends in 2023.
Compared to the net income margin of 5.0% in 2022, the net income margin for 2023 is expected to be between 6.0% and 7.0% as the Company does not assume in its plan that realized losses in 2022 will recur in 2023. Compared to a core earnings margin of 6.5% in 2022, the core earnings margin in 2023 is expected to be between 6.0% and 7.0%, subject to uncertainty on mortality and long-term disability loss cost trends.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Fee income and other revenue	$1,044	$1,189	$989	(12%)	20%
Net investment income	9	5	4	80%	25%
Net realized gains (losses)	(24)	4	8	NM	(50%)
Total revenues	1,029	1,198	1,001	(14%)	20%
Amortization of contingent deferred commissions [1]	11	12	14	(8%)	(14%)
Operating costs and other expenses	815	913	773	(11%)	18%
Total benefits, losses and expenses	826	925	787	(11%)	18%
Income before income taxes	203	273	214	(26%)	28%
Income tax expense [2]	41	56	44	(27%)	27%
Net income	$162	$217	$170	(25%)	28%
Daily average Hartford Funds AUM	$135,124	$151,347	$120,908	(11%)	25%
Return on Assets ("ROA") [3]	12.0	14.3	14.1	(2.3)	0.2
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains), excluded from core earnings, before tax	1.7	(0.3)	(0.7)	2.0	0.4
Effect of income tax expense (benefit)	(0.4)	0.1	0.1	(0.5)	0.0
Return on Assets ("ROA"), core earnings [3]	13.3	14.1	13.5	(0.8)	0.6
[1]Reported in amortization of DAC in the Consolidated Statements of Operations.
[2]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
[3]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Mutual Fund and ETF AUM - beginning of period	$142,632	$124,627	$112,533	14%	11%
Sales - Mutual Fund	29,833	32,399	28,604	(8%)	13%
Redemptions - Mutual Fund	(37,981)	(28,653)	(31,412)	(33%)	9%
Net flows - ETF	197	121	(276)	63%	144%
Net Flows - Mutual Fund and ETF	(7,951)	3,867	(3,084)	NM	NM
Change in market value and other	(22,209)	14,138	15,178	NM	(7%)
Mutual Fund and ETF AUM - end of period	112,472	142,632	124,627	(21%)	14%
Talcott Resolution life and annuity separate account AUM [1]	11,635	15,263	14,809	(24%)	3%
Hartford Funds AUM - end of period	$124,107	$157,895	$139,436	(21%)	13%
[1]Represents AUM of the life and annuity business sold in May 2018 that is still managed by the Company's Hartford Funds segment.
Mutual Fund and ETF AUM by Asset Class

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Equity - Mutual Funds	$73,782	$95,703	$82,123	(23%)	17%
Fixed Income - Mutual Funds	15,861	20,113	17,034	(21%)	18%
Multi-Strategy Investments - Mutual Funds [1]	19,975	23,610	22,645	(15%)	4%
Equity - ETF	1,805	2,230	2,207	(19%)	1%
Fixed Income - ETF	1,049	976	618	7%	58%
Mutual Fund and ETF AUM	$112,472	$142,632	$124,627	(21%)	14%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Year ended December 31, 2022 compared to the year ended December 31, 2021
Net income decreased for the year ended December 31, 2022, primarily due to lower fee income net of variable expenses as a result of a decrease in daily average assets under management. Additionally, net income decreased from net realized losses in 2022 related to investments in funds seeded by the Company.
Hartford Funds AUM
December 31, 2022 compared to December 31, 2021
Hartford Funds AUM decreased primarily due to a decrease in market values over the previous twelve months and, to a lesser extent, due to net outflows. Net outflows were $8.0 billion for the year ended December 31, 2022 compared to net inflows of $3.9 billion for the year ended December 31, 2021.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2023 Outlook
Given the lower level of assets under management as the result of market declines in 2022, the Company expects lower net income in 2023 than in 2022, though subject to uncertainty based on how markets perform in 2023.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	2022	2021	2020	Increase (Decrease) From 2021 to 2022	Increase (Decrease) From 2020 to 2021
Fee income [1]	$49	$50	$49	(2%)	2%
Net investment income	26	24	22	8%	9%
Net realized gains (losses)	(45)	73	22	(162%)	NM
Other revenue (loss)	1	(10)	53	110%	(119%)
Total revenues	31	137	146	(77%)	(6%)
Benefits, losses and loss adjustment expenses [2]	9	7	15	29%	(53%)
Insurance operating costs and other expenses [1]	61	90	76	(32%)	18%
Interest expense [3]	213	234	236	(9%)	(1%)
Restructuring and other costs	13	1	104	NM	(99%)
Total benefits, losses and expenses	296	332	431	(11%)	(23%)
Loss before income taxes	(265)	(195)	(285)	(36%)	32%
Income tax benefit [4]	(69)	(47)	(63)	(47%)	25%
Net loss	(196)	(148)	(222)	(32%)	33%
Preferred stock dividends	21	21	21	—%	—%
Net loss available to common stockholders	$(217)	$(169)	$(243)	(28%)	30%
[1]Includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net loss available to common stockholders

$0
$-100
$-200
$-300
$(243)
$(169)
$(217)
2020
2021
2022

Year ended December 31, 2022 compared to the year ended December 31, 2021
Net loss available to common stockholders for the year ended December 31, 2022 increased primarily due to a change from net realized gains in the 2021 period to net realized losses in the 2022 period, as well as restructuring charges and a loss on extinguishment of debt incurred in the 2022 period.
These changes were partially offset by legal and consulting costs incurred in the 2021 period associated with the unsolicited proposals from Chubb Limited to acquire the Company, lower interest expense in the 2022 period, and the effect of a loss of $11 before tax in the 2021 period from the Company’s previously owned equity interest in Talcott Resolution.
Interest Expense

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021
Interest expense decreased for the year ended December 31, 2022 due to the redemption of $600 in 7.875% junior subordinated debentures in April 2022, partially offset by the issuance of $600 in 2.9% senior notes in September 2021.

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
|INSURANCE RISK
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and Group Benefits products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural catastrophes (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
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
The Hartford closely monitors scientific literature on climate change to help identify climate change risks impacting our business. We use data from the scientific community and other outside experts including partnerships with third-party catastrophe modeling firms to inform our risk management activities and stay abreast of potential implications of climate-related impacts that we incorporate into our risk assessment. We regularly study these climate change implications and incorporate these risks into our catastrophe risk assessment and management strategy through product pricing, underwriting and management of aggregate risk to manage implications of severe weather and climate change in our insurance portfolio.
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

		Modeled Loss Gross and Net of Reinsurance [2]
		Probability of Loss Exceedance [3]	Gross of Reinsurance	Net of Reinsurance
		Aggregate annual all-peril (1-in-100) (1.0%)	$2,247	$1,320
		Aggregate annual all-peril (1-in-250) (0.4%)	$3,111	$1,888
		Hurricane single occurrence (1-in-100) (1.0%)	$1,269	$523
		Hurricane single occurrence (1-in-250) (0.4%)	$1,965	$1,067
		Earthquake single occurrence (1-in-100) (1.0%)	$860	$442
		Earthquake single occurrence (1-in-250) (0.4%)	$1,463	$651

Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property & casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated before tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [1]
[1]For U.S. insurance subsidiaries, reported capital and surplus is equal to actual U.S. statutory capital and surplus. For Navigators Insurers in non-U.S. jurisdictions, reported capital and surplus is equal to U.S. GAAP equity of those subsidiaries less certain assets such as goodwill and other intangible assets.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
of business. The aggregate property catastrophe treaty covers the aggregate losses of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $750 retention. The occurrence-based property catastrophe treaty responds in excess of $150 per occurrence for all perils other than earthquakes and named hurricanes and tropical storms. For earthquakes and named tropical storms the occurrence based property treaty responds in excess of $350 per occurrence. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties beginning with the January 1, 2021 renewal do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.
Primary Catastrophe Treaty Reinsurance Coverages as of January 1, 2023 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2023 to 12/31/2023 [1] [2]
Losses of $0 to $150	None	100% retained
Losses of $150 to $350 for earthquakes and named hurricanes and tropical storms [3]	None	100% retained
Losses of $150 to $350 from one event other than earthquakes and named hurricanes and tropical storms [3]	60% of $200 in excess of $150	40% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.1 billion from one event [4] (all perils)	90% of $600 in excess of $500	10% co-participation
Aggregate Property Catastrophe Treaty for 1/1/2023 to 12/31/2023 [5]
$0 to $750 of aggregate losses	None	100% retained
$750 to $950 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2023 to 12/31/2023
Losses of $0 to $100 from one event	None	100% retained
Losses of $100 to $450 from one event [6]	80% of $350 in excess of $100	20% co-participation
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
[5]The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses, except assumed reinsurance business losses, apply toward satisfying the $750 attachment point under the aggregate treaty.
[6]In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $25 in per event losses in excess of a $25 retention.
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses, some of which provide for reinstatement of limits in the event of loss with reinstatement provisions varying depending on the layer of coverage. The Per Occurrence Property Catastrophe Treaty, and Workers' Compensation Catastrophe Treaty include a provision to reinstate one limit in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2027.
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $1.9 billion for 2023. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (“Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of December 31, 2022. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
In placing reinsurance, the Company considers the nature of the risk reinsured, including the expected liability payout duration, and establishes limits tiered by reinsurer credit rating. Where its contracts permit, the Company secures future claim obligations with various forms of collateral or other credit enhancement, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. For further discussion on reinsurance recoverables, including details of recoverables by AM Best credit rating, see Note 8 – Reinsurance of Notes to Consolidated Financial Statements.
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment and the allowance for uncollectible reinsurance reported in the Commercial Lines and Group Benefits reporting segments as well as the Corporate category. For a discussion regarding the results of the evaluation of older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance. For a discussion of the allowance for uncollectible reinsurance, see Note 8 – Reinsurance of Notes to Consolidated Financial Statements.
Reinsurance Recoverables as of December 31,

	Property and Casualty		Group Benefits		Corporate		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Paid loss and loss adjustment expenses	$300	$319	$6	$5	$—	$—	$306	$324
Unpaid loss and loss adjustment expenses	6,257	5,774	245	246	263	278	6,765	6,298
Gross reinsurance recoverables	6,557	6,093	251	251	263	278	7,071	6,622
Allowance for uncollectible reinsurance	(102)	(96)	(1)	(1)	(2)	(2)	(105)	(99)
Net reinsurance recoverables	$6,455	$5,997	$250	$250	$261	$276	$6,966	$6,523
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
Sources of Operational Risk Operational risk is inherent in the Company's business and functional areas. Operational risks include: compliance with laws and regulations, cybersecurity, business disruption, technology failure, inadequate execution or process management, reliance on model and data analytics, internal fraud, external fraud, third party dependency and attraction and retention of talent.
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
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board. The Audit Committee, which oversees controls for the Company's major risk exposures, has principal responsibility for oversight of cybersecurity risk. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses. In 2022, the Audit Committee received five updates on cybersecurity matters.
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
Sources of Liquidity Risk Sources of liquidity risk include funding risk, company-specific liquidity risk and market liquidity risk resulting from differences in the amount and timing of sources and uses of cash as well as company-specific and general market conditions. Stressed market conditions may impact the ability to sell assets or otherwise transact business and may result in a significant loss in value of the investment portfolio.
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
As of December 31, 2022, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2022, there were net credit losses on fixed maturities, AFS and an increase in the ACL on mortgage loans of $18 and $7 respectively. In 2021, there were net credit recoveries on fixed maturities, AFS and a decrease in the ACL on mortgage loans of $4 and $9 respectively, primarily due to an improved economic environment. Refer to the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”.

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $6,966 and $6,523 as of December 31, 2022 and 2021 respectively. Refer to the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $4,949 and $4,445, as of December 31, 2022 and 2021, respectively. For a discussion regarding collectibility of these balances, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2022 and 2021, the notional amount related to credit derivatives that purchase credit protection was $11 and $112, respectively, while the fair value was $0 and $(2), respectively. These amounts do not include positions that are in offsetting relationships.
Credit Risk Assumed Through Credit Derivatives
The Company may also enter into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps primarily reference investment grade single corporate issuers and indexes. As of December 31, 2022 and 2021, the Company did not hold credit default swaps that assume credit risk.
For further information on credit derivatives, see Note 6 - Derivatives of Notes to Consolidated Financial Statements.
Credit Risk of Business Operations
A portion of the Company's Commercial Lines business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are utilized primarily for workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and regular monitoring. For more information, see Note 7- Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.
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
The Company primarily utilizes interest rate swaps and, to a lesser extent, futures to mitigate interest rate risk associated with its investment portfolio or liabilities and to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. As of December 31, 2022 and 2021, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $9.4 billion and $9.9 billion, respectively, and primarily relate to hedging invested assets. The fair value of these derivatives was $(6) and $(46) as of December 31, 2022 and 2021, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $46.4 billion and $51.9 billion at December 31, 2022 and 2021, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 4.0 years and 4.3 years as of December 31, 2022 and 2021, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

Long-term debt obligations The Company's variable rate debt obligations will generally result in increased interest expense as a result of higher interest rates; the inverse is true during a declining interest rate environment. However, as explained in Note 13 - Debt of Notes to Consolidated Financial Statements, the Company has entered into an interest-rate swap agreement to effectively convert variable interest rate payments on its 3 Month London Inter-Bank Offered Rate ("LIBOR") + 2.125% notes to fixed interest payments. Changes in the value of fixed rate long-term debt as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2022 and 2021, the Company had $8,540 and $8,609, respectively of reserves for group life and disability contracts. Changes in the value of the liabilities as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

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
Interest Rate Sensitivity of Group Benefits Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2022		2021
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$71	$(71)	$101	$(94)
The carrying value of assets related to supporting Group Benefits, primarily long-term disability reserves, was $9.8 billion and $11.3 billion, as of December 31, 2022 and 2021, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2022 and 2021. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets (Excluding Those Supporting Group Benefits Reserves)

	Change in Fair Value as of December 31,
	2022		2021
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,554	$(1,470)	$1,841	$(1,730)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments, excluding those related to supporting Group Benefits short and long-term disability reserves, was $36.6 billion and $40.6 billion as of December 31, 2022 and 2021, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $426 and $732 as of December 31, 2022 and 2021, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $357 and $600 as of December 31, 2022 and 2021, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Postretirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities (or decrease in asset) for pension and other postretirement plan obligations of $22 and $36 as of December 31, 2022 and 2021, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities (or increase in assets) for pension and other postretirement plan obligations of $10 and $17 as of December 31, 2022 and 2021, respectively. Gains or losses due to changes in interest rates on the pension and postretirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Discontinuation of LIBOR The U.K. Financial Conduct Authority ("FCA") announced that publication of U.S. dollar LIBOR on a representative basis would cease immediately after June 30, 2023. The Company continues to monitor the potential impacts of the discontinuation of LIBOR, which is used as a benchmark or reference rate for certain investments and derivatives the Company owns, and floating rate debt the Company has issued. Uncertainties and risks relating to the transition from LIBOR have been reduced by the federal Adjustable Interest Rate (LIBOR) Act, which addresses replacement of LIBOR in certain contracts governed by U.S. law (including the law of any U.S. state), including investments, derivatives and the outstanding floating rate subordinated

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
debentures issued by the Company. As such, the Company expects minimal impact from the transition.
There is a risk that certain derivatives may no longer qualify for hedge accounting if reference rates change on derivative contracts but the reference interest rate of the instruments being hedged do not change in a substantially similar manner. The Company has adopted the FASB's temporary guidance which allows for contract modifications made solely due to rate reform and to maintain hedge accounting when the hedging effectiveness between the financial instrument and its hedge is only affected by the change to the reference rate. On December 21, 2022, the FASB extended the effective date for the temporary guidance and which now expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2024. After that date, there is uncertainty whether certain outstanding derivative contracts will continue to qualify for hedge accounting because the replacement rate of the financial instrument being hedged is not sufficiently matched to the reference rate of the derivative contract.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Equity Sensitivity

	As of December 31, 2022			As of December 31, 2021
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$5,978	$676	$(676)	$5,447	$641	$(641)
Assets supporting pension and other postretirement benefit plans	$820	$84	$(84)	$1,245	$167	$(167)
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported Hartford Funds earnings for that one year period is approximately $50 as of December 31, 2022. The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
In regards to insurance and reinsurance contracts that the Company enters into for which we are obligated to pay losses in a foreign currency, the impact of changes in foreign currency exchange rates on assets and liabilities related to these contracts is reflected through net realized gains and losses. These assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverables, and unpaid losses and loss adjustment expenses. Additionally, the Company translates the assets, liabilities, and income of non-U.S. dollar functional currency legal entities into U.S. dollars. This translation amount is reported as a component of other comprehensive income.
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

Assets supporting pension plan As of December 31, 2022, the Company had immaterial exposure to non-U.S. dollar investments within pension plan assets. As of December 31, 2021, the Company had $97 of non-U.S. dollar investments. Changes in relative values between currencies can positively or negatively impact unrealized gains and losses in AOCI. Unrealized gains and losses in AOCI are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold. These amounts are excluded from the sensitivity analysis below.

Insurance contract related assets and liabilities The Company has non-U.S. dollar denominated insurance and reinsurance contracts and associated premiums receivable, reinsurance recoverables and unpaid losses and loss adjustment expenses, that are exposed to foreign exchange risk. For contracts that are within U.S dollar functional currency legal entities, changes in foreign currency exchange rates can positively or negatively impact net realized gains and losses. For contracts within non-U.S. dollar functional currency legal entities, changes in the functional currency relative to the U.S. dollar can positively or negatively impact other comprehensive income.

Foreign Currency Sensitivity
For the Company’s primary currencies that create foreign exchange risk, the following table provides the estimated impact of a hypothetical 10% unfavorable change in exchange rates. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis. The amounts presented are in U.S. dollars and before tax.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2022
Net assets (liabilities)	$174	$185	$(33)

December 31, 2021
Net assets (liabilities)	$287	$132	$(38)
[1]Table excludes currencies where the value of net assets in U.S. dollar equivalent is less than 1% of total net assets of the Company.
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
Most of these factors are outside of the Company’s control. Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of GAAP capital held by the Company in determining the Company’s financial strength and credit ratings. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.
Investment Portfolio Risk
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued interest receivable related to fixed maturities are recorded in other assets on the Consolidated Balance Sheets and are not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
Fixed Maturities, AFS by Credit Quality

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,573	$5,025	13.9%	$5,706	$5,881	13.7%
AAA	6,171	5,824	16.1%	5,917	6,133	14.3%
AA	7,136	6,650	18.4%	7,279	7,718	18.0%
A	9,758	8,968	24.7%	10,277	10,962	25.6%
BBB	8,918	7,973	22.0%	9,196	9,708	22.7%
BB & below	1,977	1,791	4.9%	2,413	2,445	5.7%
Total fixed maturities, AFS	$39,533	$36,231	100.0%	$40,788	$42,847	100.0%
The fair value of fixed maturities, AFS decreased as compared to December 31, 2021, primarily due to a decline in valuations due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Type

	December 31, 2022						December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities ("ABS")
Consumer loans	$1,538	$—	$—	$(41)	$1,497	4.1%	$959	$—	$11	$(2)	$968	2.3%
Other	478	—	—	(34)	444	1.3%	166	—	2	(1)	167	0.4%
CLO	3,040	—	3	(102)	2,941	8.1%	3,019	—	8	(2)	3,025	7.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,268	(10)	14	(115)	1,157	3.2%	1,390	—	75	(5)	1,460	3.4%
Bonds	2,263	—	2	(228)	2,037	5.6%	2,327	—	92	(9)	2,410	5.6%
Interest only	184	—	5	(15)	174	0.5%	238	—	12	(1)	249	0.6%
Corporate
Basic industry	797	—	1	(64)	734	2.0%	761	—	34	(5)	790	1.8%
Capital goods	1,380	—	2	(117)	1,265	3.5%	1,442	—	84	(9)	1,517	3.5%
Consumer cyclical	1,100	—	—	(97)	1,003	2.8%	1,161	(1)	50	(5)	1,205	2.8%
Consumer non-cyclical	2,102	—	6	(188)	1,920	5.3%	2,473	—	134	(8)	2,599	6.1%
Energy	1,076	—	3	(92)	987	2.7%	1,405	—	99	(2)	1,502	3.5%
Financial services	4,923	—	8	(441)	4,490	12.4%	4,648	—	214	(20)	4,842	11.3%
Tech./comm.	2,312	(2)	9	(249)	2,070	5.7%	2,658	—	216	(11)	2,863	6.7%
Transportation	731	—	1	(81)	651	1.8%	744	—	43	(3)	784	1.8%
Utilities	1,871	—	3	(212)	1,662	4.6%	1,917	—	141	(8)	2,050	4.8%
Other	502	—	—	(51)	451	1.2%	535	—	23	(3)	555	1.3%
Foreign govt./govt. agencies	596	—	—	(49)	547	1.5%	883	—	33	(6)	910	2.1%
Municipal bonds
Taxable	1,062	—	2	(148)	916	2.5%	1,079	—	83	(2)	1,160	2.7%
Tax-exempt	5,656	—	91	(367)	5,380	14.9%	6,394	—	704	(1)	7,097	16.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,865	—	2	(196)	1,671	4.6%	1,337	—	44	(11)	1,370	3.2%
Non-agency	2,277	—	—	(312)	1,965	5.4%	2,101	—	11	(16)	2,096	4.9%
Alt-A	7	—	—	—	7	—%	12	—	1	—	13	—%
Sub-prime	65	—	—	—	65	0.2%	160	—	4	—	164	0.4%
U.S. Treasuries	2,440	—	—	(243)	2,197	6.1%	2,979	—	86	(14)	3,051	7.1%
Total fixed maturities, AFS	$39,533	$(12)	$152	$(3,442)	$36,231	100.0%	$40,788	$(1)	$2,204	$(144)	$42,847	100.0%
Fixed maturities, FVO					$333						$160
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS decreased as compared to December 31, 2021, primarily due to a decline in valuations due to higher interest rates and wider credit spreads. The decline was also due to the reinvestment of sales and maturities into other asset classes. The Company primarily decreased holdings of consumer non-cyclical, technology/communication, and energy corporate bonds, tax-exempt municipal bonds, and

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
U.S. treasuries, while primarily increasing holdings in agency and non-agency RMBS and consumer loans.

Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.
Exposure to CMBS and RMBS as of December 31, 2022

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,264	$1,154	$4	$3	$—	$—	$—	$—	$—	$—	$1,268	$1,157
Bonds	908	840	568	504	424	370	138	116	225	207	2,263	2,037
Interest Only	101	96	74	70	—	—	8	7	1	1	184	174
Total CMBS	2,273	2,090	646	577	424	370	146	123	226	208	3,715	3,368
RMBS
Agency	1,845	1,652	20	19	—	—	—	—	—	—	1,865	1,671
Non-Agency	1,166	1,036	501	428	353	288	236	198	21	15	2,277	1,965
Alt-A	—	—	—	—	—	—	1	1	6	6	7	7
Sub-Prime	3	3	21	21	10	10	8	8	23	23	65	65
Total RMBS	3,014	2,691	542	468	363	298	245	207	50	44	4,214	3,708
Total CMBS & RMBS	$5,287	$4,781	$1,188	$1,045	$787	$668	$391	$330	$276	$252	$7,929	$7,076

Exposure to CMBS and RMBS as of December 31, 2021

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,380	$1,450	$10	$10	$—	$—	$—	$—	$—	$—	$1,390	$1,460
Bonds	950	995	571	593	439	453	182	186	185	183	2,327	2,410
Interest Only	134	141	92	96	1	1	10	10	1	1	238	249
Total CMBS	2,464	2,586	673	699	440	454	192	196	186	184	3,955	4,119
RMBS
Agency	1,315	1,347	22	23	—	—	—	—	—	—	1,337	1,370
Non-Agency	840	845	554	552	477	473	199	196	31	30	2,101	2,096
Alt-A	—	—	—	—	—	—	—	—	12	13	12	13
Sub-Prime	6	7	34	35	47	48	24	24	49	50	160	164
Total RMBS	2,161	2,199	610	610	524	521	223	220	92	93	3,610	3,643
Total CMBS & RMBS	$4,625	$4,785	$1,283	$1,309	$964	$975	$415	$416	$278	$277	$7,565	$7,762
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
As of December 31, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $6.0 billion, with an ACL of $36. As of December 31, 2021, mortgage loans had an amortized cost of $5.4 billion and carrying value of $5.4 billion, with an ACL of $29. The increase in the allowance was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations, and to a lesser extent, net additions of new loans.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company funded $913 million of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 56% and a weighted average yield of 3.6% during the twelve months ended December 31, 2022. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality multi-family and industrial properties with strong LTV ratios. There were no mortgage loans held for sale as of December 31, 2022, or December 31, 2021.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$863	$838	AA	$910	$1,031	AA+
Pre-refunded [1]	235	242	AAA	487	519	AAA
Revenue
Transportation	1,435	1,342	A+	1,404	1,579	A+
Health Care	1,132	1,012	A+	1,274	1,397	A+
Leasing [2]	714	659	AA-	813	874	AA-
Education	601	572	AA	670	748	AA
Water & Sewer	411	384	AA	504	538	AA
Sales Tax	304	295	AA	370	436	AA
Power	280	268	A	317	357	A+
Housing	73	62	AA-	98	103	AA
Other	670	622	A+	626	675	AA-
Total Revenue	5,620	5,216	AA-	6,076	6,707	AA-
Total Municipal	$6,718	$6,296	AA-	$7,473	$8,257	AA-
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
As of December 31, 2022, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2021, the largest issuer concentrations were the New York State Dormitory Authority, the State of California, and the Pennsylvania State Turnpike Commission, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 12% of the fair value of the Company's investment portfolio.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include real estate joint ventures, real estate funds, private equity funds, other funds, and other alternative investments. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential and strong owner sponsorship, as well as limited exposure to public markets.
Income or losses on investments in limited partnerships and other alternative investments are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2022		2021		2020
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$316	21.9%	$149	18.4%	$85	20.3%
Private equity funds	186	14.2%	456	51.3%	106	12.4%
Other funds	32	10.5%	33	17.7%	9	7.1%
Other alternative investments [2]	(19)	(3.8%)	94	22.6%	22	5.4%
Total	$515	14.4%	$732	31.8%	$222	12.3%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds and public equity.
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,713	41.0%	$1,315	39.2%
Private equity funds	1,565	37.5%	1,256	37.5%
Other funds	413	9.9%	274	8.2%
Other alternative investments [1]	486	11.6%	508	15.1%
Total	$4,177	100.0%	$3,353	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, hedge funds and public equity.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $3.4 billion as of December 31, 2022, and have increased $3.3 billion from December 31, 2021, primarily due to higher interest rates and wider credit spreads. As of December 31, 2022, $2,567 of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $875 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and RMBS that are mainly depressed because current interest rates are higher and market spreads are wider than at the respective purchase dates.
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
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	200	$786	$—	$(15)	$771	640	$6,193	$—	$(32)	$6,161
Greater than three to six months	809	6,175	—	(234)	5,941	404	3,249	—	(55)	3,194
Greater than six to nine months	1,024	7,598	—	(561)	7,037	101	571	—	(5)	566
Greater than nine to eleven months	1,859	12,994	(6)	(1,510)	11,478	171	1,041	—	(29)	1,012
Twelve months or more	1,044	8,218	(6)	(1,122)	7,090	184	631	—	(23)	608
Total	4,936	$35,771	$(12)	$(3,442)	$32,317	1,500	$11,685	$—	$(144)	$11,541

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2022					December 31, 2021
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	98	$543	$—	$(116)	$427	—	$—	$—	$—	$—
Greater than three to six months	215	2,021	—	(490)	1,531	—	—	—	—	—
Greater than six to nine months	89	791	—	(253)	538	—	—	—	—	—
Greater than nine to eleven months	7	34	(2)	(14)	18	—	—	—	—	—
Twelve months or more	17	5	(1)	(2)	2	20	5	—	(3)	2
Total	426	$3,394	$(3)	$(875)	$2,516	20	$5	$—	$(3)	$2
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2022
The Company recorded net credit losses of $18, primarily attributable to increases in the allowance for credit losses of $10 on CMBS where projected cash flows are lower than originally expected due to faster prepayments, $3 on issuers with exposure to Russia, $3 related to a private corporate utilities issuer, and $2 related to a public corporate cable satellite issuer. Unrealized losses on securities with an ACL recognized in other comprehensive income were $6. For further information, refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
Intent-to-sell impairments of $6 related to two corporate issuers in the financial services and utilities sectors, and an issuer with exposure to Russia that had an ACL prior to disposal.
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
For the year ended December 31, 2021
The Company recorded a net decrease in the ACL of $4, driven by increases in the fair value of corporate issuers that had an ACL in prior periods, partially offset by credit losses on a media/entertainment company. Unrealized losses on securities with ACL recognized in other comprehensive income were less than $1.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
For the year ended December 31, 2022
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
The Company recorded an increase in the ACL on mortgage loans of $7. The increase was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations, and to a lesser extent, net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
For the year ended December 31, 2021
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of December 31, 2022:
•$1.0 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of December 31, 2022, there were no borrowings outstanding.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
~~•~~An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2022, $2.0 billion was available and there were no amounts outstanding at the HFSG Holding Company. As of February 23, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG Holding Company.

2023 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's property and casualty insurance subsidiaries have regulatory dividend capacity of $1.8 billion for 2023, and expect available net dividends to the HFSG Holding Company of $1.5 billion after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes. The HFSG Holding Company expects to receive approximately $1.5 billion of net dividends from the Company's property and casualty insurance subsidiaries in 2023.
•Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has regulatory dividend capacity of $408 in 2023 with approximately $400 of dividends expected in 2023.
•Hartford Funds - HFSG Holding Company expects to receive approximately $125 in dividends from Hartford Funds in 2023.

Expected liquidity requirements for the next twelve months as of December 31, 2022:
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

Expected liquidity requirements for beyond the next twelve months as of December 31, 2022:
•Interest on debt and debt repayments, see Note 13 - Debt of Notes to Consolidated Financial Statements.
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
In 2022, the Company repurchased 22.3 million common shares for $1.6 billion under two share repurchase programs authorized by the Board of Directors. The Company had a $3.0 billion share repurchase authorization which was effective through December 31, 2022. In addition to this authorization, in July 2022, the Board of Directors approved a $3.0 billion share repurchase authorization effective from August 1, 2022 to December 31, 2024. As of December 31, 2022, the Company has $2.75 billion remaining for equity repurchases under the share repurchase program effective through 2024. During the period January 1, 2023 through February 23, 2023, the Company repurchased approximately 2.7 million common shares for $209.
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
After receiving proceeds from the issuance of the 2.9% Notes, in second quarter 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.
For additional information on Debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2022:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 27, 2022	December 1, 2022	January 4, 2023	$0.425
February 22, 2023	March 6, 2023	April 4, 2023	$0.425
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
December 14, 2022	February 1, 2023	February 15, 2023	$375.00
February 22, 2023	May 1, 2023	May 15, 2023	$375.00
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
The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization, regulatory capital requirements, liquidity requirements and state deposit requirements of the individual subsidiary.
Corporate members of Lloyd's syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the FAL capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the syndicate's solvency capital requirement ("SCR") under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
In 2022, HFSG Holding Company received $240 of dividends from HLA and $157 from Hartford Funds. In addition, HFSG Holding Company received $1.4 billion of net dividends from P&C subsidiaries in 2022 which excludes $395 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. Refer to "2023 expected dividends and other sources of capital" for expected payments of dividends from our subsidiaries in 2023.

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
For further information regarding Shelf Registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of December 31, 2022, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 – Debt of Notes to Consolidated Financial Statements.
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
As of December 31, 2022, $2.0 billion was available and there were no amounts outstanding at the HFSG Holding Company.
As of February 23, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2022, there were no advances outstanding. The CTDOI permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2023. For further information regarding the Company's collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility"). The Club Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($95 as of December 31, 2022) commitment. As of December 31, 2022, letters of credit with an aggregate face amount of $74 and £79 million, or $95, were outstanding under the Club Facility.
Among other covenants, the Club Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of December 31, 2022, The Hartford was in compliance with all financial covenants of the facility. For further information regarding the Club Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements.
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
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
While the Company has significant discretion in making voluntary contributions to the U.S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company did not make any contributions to the U.S. qualified defined benefit pension plan in 2022 and 2021, and made contributions to this pension plan of approximately $70 in 2020. No contributions were made to the other postretirement plans in 2022, 2021 and 2020. The Company’s 2022, 2021 and 2020 required minimum funding contributions were immaterial. The Company does not have a 2023 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2023. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2023 to make this determination. As of December 31, 2022, the U.S. qualified defined benefit pension plan is fully funded and in an asset position. For further discussion of pension and other postretirement benefit obligations, see Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
|DERIVATIVE COMMITMENTS
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could terminate agreements and demand immediate settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
As of December 31, 2022, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
Property & Casualty

As of
December 31, 2022
Fixed maturities	$28,497
Short-term investments	2,475
Cash	193
Less: Derivative collateral	49
Total	$31,116
Property & Casualty operations invested assets also include $1.2 billion in equity securities, $4.3 billion in mortgage loans and $3.3 billion in limited partnerships and other alternative investments.
Group Benefits Operations

As of
December 31, 2022
Fixed maturities	$7,794
Short-term investments	325
Cash	27
Less: Derivative collateral	15
Total	$8,131
Group Benefits operations invested assets also include $308 in equity securities, $1.7 billion in mortgage loans and $866 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of December 31, 2022 were $33.1 billion and net of reinsurance were $26.6 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and IBNR. The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, and for historical payments by reserve line net of reinsurance, see Note 11 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of December 31, 2022 were $9.0 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves,

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net of Reinsurance, for further discussion on future policy benefits, see Note 12 - Reserve for Future Policy Benefits of Notes to Consolidated Financial Statements and for historical payments by reserve line, net of reinsurance, see Note 11 – Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $420 as of December 31, 2022 related to retained run-off liabilities of its former life and annuity business. For further discussion on future policy benefits, see Note 12 - Reserve for Future Policy Benefits of Notes to Consolidated Financial Statements.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of December 31, 2022, Hartford Funds cash and short-term investments were $208.
|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans are disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, Human Resources, and information technology. The Company’s operating lease commitments are disclosed in Note 20 - Leases of Notes to Consolidated Financial Statements. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.
|CAPITALIZATION

Capital Structure
	December 31, 2022	December 31, 2021	Change
Long-term debt	$4,357	$4,944	(12%)
Total debt	4,357	4,944	(12%)
Common stockholders' equity, excluding AOCI, net of tax	17,173	17,337	(1%)
Preferred stock	334	334	—%
AOCI, net of tax	(3,876)	172	NM
Total stockholders’ equity	$13,631	$17,843	(24%)
Total capitalization	$17,988	$22,787	(21%)
Debt to stockholders’ equity	32%	28%
Debt to capitalization	24%	22%
Total capitalization decreased $4,799, or 21%, as of December 31, 2022 compared to December 31, 2021 primarily due to an increase in net unrealized losses on fixed maturities, AFS, share repurchases, and the Company's redemption of its 7.875% junior subordinated debentures, partially offset by net income in excess of common stockholder dividends in the period.
For additional information on AOCI, net of tax, including
unrealized gains from securities, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
|CASH FLOW [1]

	2022	2021	2020
Net cash provided by operating activities	$4,008	$4,093	$3,871
Net cash used for investing activities	$(1,277)	$(2,466)	$(2,066)
Net cash used for financing activities	$(2,710)	$(1,581)	$(1,778)
Cash and restricted cash— end of year	$344	$337	$239
[1]Cash activities in 2021 and 2020 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020 and sold on December 29, 2021. See Note 21 - Business Dispositions of Notes to Consolidated Financial Statements for discussion of this transaction.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021
Net cash provided by operating activities decreased slightly in 2022 as compared to the prior year period primarily driven by an increase in P&C loss and loss adjustment expenses paid, higher operating expenses, including increased commissions and staffing costs, a decrease in Hartford Funds fee income and higher taxes paid, mostly offset by an increase in P&C and Group Benefits premiums received and lower integration and restructuring costs.
Cash used for investing activities decreased in 2022 as compared to the prior year period primarily driven by a decrease in net payments for equity securities, a decrease in net payments for mortgage loans, a decrease in net payments for short term investments and a change from net payments to net proceeds from derivatives.
Cash used for financing activities increased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, as well as proceeds from the issuance of debt in the third quarter of 2021, partially offset by a decrease in share repurchases.
Operating cash flows for the year ended December 31, 2022 have been adequate to meet liquidity requirements.
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
Insurance Financial Strength Ratings as of February 23, 2023

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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt.”
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2022	$11,914	$2,410	$14,324
Statutory income	1,514	378	1,892
Dividends to parent	(1,365)	(240)	(1,605)
Other items	48	23	71
Net change to U.S. statutory capital	197	161	358
U.S. statutory capital at December 31, 2022	$12,111	$2,571	$14,682
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
|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part I, Item 3 Legal Proceedings, which are incorporated herein by reference.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Legislative and Regulatory Developments
Inflation Reduction Act
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which is generally effective for years beginning after December 31, 2022. Notably, the bill created a 15% corporate alternative minimum tax (“CAMT”) on corporations with three-year average financial statement income over $1 billion. The Internal Revenue Service has issued limited preliminary guidance. The Company has made certain interpretations and assumptions to comply with the CAMT. While the Company's financial statement income is over $1 billion, it is not expected the Company would have a CAMT liability. If CAMT is paid in the future, the amount would be indefinitely available as a credit carryforward that would reduce tax in future years and would be treated as a temporary item reflected within deferred taxes. The IRA also creates a 1% non-deductible excise tax on stock buybacks of publicly traded U.S. corporations. Such excise tax applies if a company repurchases in excess of $1 worth of its stock in any given calendar year. The impact of this provision will depend on the extent of share repurchases made in future periods. In addition, the IRA added an $80 billion funding increase for the IRS to support tax enforcement and modernization. Increases to IRS enforcement resources could increase audits on corporate taxpayers, which may include the Company. Finally, the IRA provides the U.S. Department of Treasury with authority to promulgate additional regulations and guidance on implementing the new law.
In addition, Congress may consider a variety of proposals including a possible increase in the corporate tax rate to offset the cost of any new spending. Tax proposals and regulatory initiatives that may be considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any such Congressional or regulatory action with respect to any such efforts is unclear.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HIMCO	Hartford Investment Management Company
ABS	Asset Backed Securities	HLA	Hartford Life and Accident Insurance Company
ACL	Allowance for Credit Losses	IBNR	Incurred But Not Reported
ADC	Adverse Development Cover	LAE	Loss Adjustment Expense
AFS	Available-For-Sale	LCL	Liability for Credit Losses
ALAE	Allocated Loss Adjustment Expenses	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LTD	Long-Term Disability
AUM	Assets Under Management	LTV	Loan-to-Value
BSA	Boy Scouts of America	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CAY	Current Accident Year	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NIC	Navigators Insurance Company
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NOLs	Net Operating Loss Carryforwards or Carrybacks
DEI	Diversity, Equity and Inclusion	NSIC	Navigators Specialty Insurance Company
DLR	Disabled Life Reserve	OCI	Other Comprehensive Income
DSCR	Debt Service Coverage Ratio	OTC	Over-the-Counter
ERCC	Enterprise Risk and Capital Committee	P&C	Property and Casualty
ESPP	The Hartford Employee Stock Purchase Plan	PG&E	PG&E Corporation and Pacific Gas and Electric Company
ETF	Exchange-Traded Funds	PV&T	Political Violence and Terrorism
FAL	Funds at Lloyd's	PYD	Prior Accident Year Development
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RMBS	Residential Mortgage-Backed Securities
FVO	Fair Value Option	ROA	Return on Assets
GAAP	Generally Accepted Accounting Principles	ROE	Return on Equity
HFSG	Hartford Financial Services Group, Inc.	SCR	Solvency Capital Requirement
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part II - Item 9A. Controls and Procedures

Item 9A.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2022.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2022 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Part II - Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

|

Part III - Item 10. Directors, Executive Officers and Corporate Governance of The Hartford

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2023 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
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
EXECUTIVE OFFICERS OF THE HARTFORD
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 23, 2023:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Jonathan R. Bennett	58	Executive Vice President and Head of Group Benefits (August 2019-present); Chief Financial Officer and Head of Strategy for Property and Casualty and Group Benefits (October, 2012-August 2019)
Claire H. Burns	54	Chief Marketing and Communications Officer (September 2021-present); Chief Marketing and Strategy Officer, Prudential International (February 2018-July 2021); Senior Vice President and Chief Customer Officer, MetLife (November 2012-January 2018)
Stephanie C. Bush	58	Executive Vice President and Head of Small Commercial and Personal Lines (January 2018-present)
Beth A. Costello	55	Executive Vice President and Chief Financial Officer (July 2014-present)
Michael R. Fisher	57	Executive Vice President and Property and Casualty Chief Underwriting Officer (May 2019-present); Executive Vice President and Head of Specialty Commercial (October 2014-April 2019)
John J. Kinney	51	Executive Vice President, Head of Claims & Operations (August 2021-present); Chief Claims Officer (April 2013-August 2021)
Scott R. Lewis[1]	60	Senior Vice President and Controller (May 2013-present)
Robert W. Paiano	61	Executive Vice President and Chief Risk Officer (June 2017-present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson	57	Executive Vice President and General Counsel (June 2015-present)
Lori A. Rodden	52
Executive Vice President Chief Human Resources Officer (October 2019-present); and Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Group Benefits, Claims and Actuarial (April 2016-October 2019)

Deepa Soni	53
Executive Vice President, Head of Technology, Data, Analytics & Information Security (August 2021-present); Chief Information Officer (September 2019-August 2021); U.S. Chief Information Officer, BMO Financial Group (April 2016-September 2019)

Amy M. Stepnowski	54
Executive Vice President Chief Investment Officer (August 2020-present); President of Hartford Investment Management Company (August 2020-Present); Managing Director and Head of Public Credit Research Hartford Investment Management Company (September 2008-August 2020)

Adin M. Tooker	53	Executive Vice President, Middle and Large Commercial, Global Specialty and Sales and Distribution (November 2022-present); Executive Vice President and Head of Middle and Large Commercial (March 2019-October 2022); Executive Vice President and Head of Middle Market (March 2017-February 2019)
[1]On November 1, 2022, Mr. Lewis notified the Company of his intent to retire as Senior Vice President and Controller effective February 28, 2023.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2022 about the securities authorized for issuance under the Company’s equity compensation plans, which consist of The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
On May 20, 2020, the stockholders of the Company approved the 2020 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2020 Stock Plan, no additional shares may be issued from the 2014 Stock Plan. To the extent that any awards under the 2010 Stock Plan and the 2014 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2020 Stock Plan and such shares shall be added to the total number of shares available under the 2020 Stock Plan. For a description of the 2020 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	11,031,922	$51.58	11,531,725
Equity compensation plans not approved by stockholders	—	—	—
Total	11,031,922	$51.58	11,531,725
[1]The amount shown in this column includes 6,596,674 outstanding options awarded under the 2010 Stock Plan, the 2014 Stock Plan and the 2020 Stock Plan. The amount shown in this column includes 3,517,067 outstanding restricted stock units, 710,927 outstanding performance shares at 100% of target (which excludes 448,510 shares that vested on December 31, 2022, related to the 2020-2022 performance period) and 207,254 non-vested dividend equivalent shares as of December 31, 2022 under the 2014 Stock Plan and the 2020 Stock Plan. The maximum number of performance shares that could be awarded is 1,421,854 (200% of target) if the Company achieved the highest performance level. Under the 2014 and 2020 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year. As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 3,350,171 remain available for purchase under the ESPP as of December 31, 2022. 8,181,554 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2020 Stock Plan as of December 31, 2022.

|

Part IV. Item 15. Exhibits and Financial Statement Schedules

Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as a part of this report:

(1)Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)Exhibits. See Exhibit Index elsewhere herein.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
[1]Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant and an independent registered public accounting firm.
[2]Schedule has been omitted as information required is disclosed in the Notes to Consolidated Financial Statements or other Schedules.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2022, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
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
–Assessing the reasonableness of the Company’s analysis and, for selected reserving lines, developing independent estimates of the unpaid losses and loss adjustment expenses and comparing such estimates to the Company’s estimates.
–Comparing the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the unpaid losses and loss adjustment expenses.
Investments in Fixed Maturities Classified as Available-for-Sale - Refer to Notes 1, 4, and 5 to the financial statements
Critical Audit Matter Description
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
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2022, and the relevant security attributes used in the determination of their fair values.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2023
We have served as the Company’s auditor since 2002.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2022	2021	2020
Revenues
Earned premiums	$19,390	$17,999	$17,288
Fee income	1,349	1,488	1,277
Net investment income	2,177	2,313	1,846
Net realized gains (losses)	(627)	509	(14)
Other revenues	73	81	126
Total revenues	22,362	22,390	20,523
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	13,142	12,729	11,805
Amortization of deferred policy acquisition costs ("DAC")	1,835	1,680	1,706
Insurance operating costs and other expenses	4,830	4,779	4,480
Interest expense	213	234	236
Amortization of other intangible assets	71	71	72
Restructuring and other costs	13	1	104
Total benefits, losses and expenses	20,104	19,494	18,403
Income before income taxes	2,258	2,896	2,120
Income tax expense	443	531	383
Net income	1,815	2,365	1,737
Preferred stock dividends	21	21	21
Net income available to common stockholders	$1,794	$2,344	$1,716

Net income available to common stockholders per common share
Basic	$5.52	$6.71	$4.79
Diluted	$5.44	$6.62	$4.76
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2022	2021	2020
Net income	$1,815	$2,365	$1,737
Other comprehensive income (loss) (“OCI”):
Change in net unrealized gain (loss) on fixed maturities, available for sale ("AFS")	(4,210)	(1,218)	1,150
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	(5)	—	1
Change in net gain on cash flow hedging instruments	34	(6)	3
Change in foreign currency translation adjustments	(10)	(2)	9
Change in pension and other postretirement plan adjustments	143	228	(45)
OCI, net of tax	(4,048)	(998)	1,118
Comprehensive income (loss)	$(2,233)	$1,367	$2,855
See Notes to Consolidated Financial Statements

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2022	2021
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $39,533 and $40,788, and ACL of $12 and $1)	$36,231	$42,847
Fixed maturities, at fair value using the fair value option ("FVO")	333	160
Equity securities, at fair value	1,801	2,094
Mortgage loans (net of ACL of $36 and $29)	6,000	5,383
Limited partnerships and other alternative investments	4,177	3,353
Other investments	159	215
Short-term investments	3,859	3,697
Total investments	52,560	57,749
Cash	229	205
Restricted cash	115	132
Premiums receivable and agents' balances (net of ACL of $109 and $105)	4,949	4,445
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $105 and $99)	6,966	6,523
Deferred policy acquisition costs	1,002	881
Deferred income taxes, net	1,449	270
Goodwill	1,911	1,911
Property and equipment, net	927	1,027
Other intangible assets, net	778	858
Other assets	2,136	2,577
Total assets	$73,022	$76,578
Liabilities
Unpaid losses and loss adjustment expenses	$41,243	$39,659
Reserve for future policy benefits	561	596
Other policyholder funds and benefits payable	658	687
Unearned premiums	7,815	7,194
Long-term debt	4,357	4,944
Other liabilities	4,757	5,655
Total liabilities	59,391	58,735
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2022 and December 31, 2021, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 344,960,228 shares issued at December 31, 2022 and 366,960,228 shares issued at December 31, 2021	3	4
Additional paid-in capital	1,895	3,309
Retained earnings	17,048	15,764
Treasury stock, at cost — 29,848,980 and 32,034,244 shares	(1,773)	(1,740)
Accumulated other comprehensive income (loss), net of tax	(3,876)	172
Total stockholders' equity	13,631	17,843
Total liabilities and stockholders’ equity	$73,022	$76,578
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2022	2021	2020
Preferred Stock	$334	$334	$334
Common Stock
Common Stock, beginning of period	4	4	4
Treasury stock retired	(1)	—	—
Common Stock, end of period	3	4	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	3,309	4,322	4,312
Issuance of shares under incentive and stock compensation plans and other	(154)	(90)	(96)
Stock-based compensation plans expense	131	116	106
Treasury stock retired	(1,391)	(1,039)	—
Additional Paid-in Capital, end of period	1,895	3,309	4,322
Retained Earnings
Retained Earnings, beginning of period	15,764	13,918	12,685
Cumulative effect of accounting changes, net of tax	—	—	(18)
Adjusted balance beginning of period	15,764	13,918	12,667
Net income	1,815	2,365	1,737
Dividends declared on preferred stock	(21)	(21)	(21)
Dividends declared on common stock	(510)	(498)	(465)
Retained Earnings, end of period	17,048	15,764	13,918
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,740)	(1,192)	(1,117)
Treasury stock acquired	(1,550)	(1,702)	(150)
Treasury stock retired	1,392	1,039	—
Issuance of shares under incentive and stock compensation plans from treasury stock and other	183	146	112
Net shares acquired related to employee incentive and stock compensation plans	(58)	(31)	(37)
Treasury Stock, at cost, end of period	(1,773)	(1,740)	(1,192)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	172	1,170	52
Total other comprehensive income (loss)	(4,048)	(998)	1,118
Accumulated Other Comprehensive (Loss) Income, net of tax, end of period	(3,876)	172	1,170
Total Stockholders’ Equity	$13,631	$17,843	$18,556

Preferred Shares Outstanding	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	334,926	358,489	359,570
Treasury stock acquired	(22,273)	(25,878)	(2,661)
Issuance of shares under incentive and stock compensation plans and other	3,285	2,902	2,298
Return of shares under incentive and stock compensation plans to treasury stock	(827)	(587)	(718)
Common Shares Outstanding, end of period	315,111	334,926	358,489
Cash dividends declared per common share	$1.58	$1.44	$1.30
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$1,500.00
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2022	2021	2020
Operating Activities
Net income	$1,815	$2,365	$1,737
Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses (gains)	627	(530)	(34)
Amortization of deferred policy acquisition costs	1,835	1,680	1,706
Additions to deferred policy acquisition costs	(1,947)	(1,751)	(1,666)
Depreciation and amortization	625	680	562
Loss on extinguishment of debt	9	—	—
Loss on sale of business	—	21	48
Other operating activities, net	109	(125)	164
Change in assets and liabilities:
Increase in reinsurance recoverables	(473)	(582)	(540)
Net change in accrued and deferred income taxes	(80)	85	459
Increase in insurance liabilities	2,199	2,416	1,426
Net change in premiums receivable and agents' balances	(562)	(190)	(72)
Net change in other assets and other liabilities	(149)	24	81
Net cash provided by operating activities	4,008	4,093	3,871
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	14,996	22,457	19,534
Fixed maturities, FVO	2	—	11
Equity securities at fair value	1,213	626	1,485
Mortgage loans	973	1,506	948
Limited partnerships and other alternative investments	349	537	167
Payments for the purchase of:
Fixed maturities, AFS	(14,255)	(21,754)	(21,112)
Fixed maturities, FVO	(216)	(160)	—
Equity securities at fair value	(1,371)	(1,420)	(962)
Mortgage loans	(1,596)	(2,386)	(1,264)
Limited partnerships and other alternative investments	(1,095)	(1,317)	(491)
Net proceeds from (payments for) derivatives	54	(7)	112
Net additions to property and equipment	(175)	(133)	(114)
Net (payments for) short-term investments	(160)	(417)	(368)
Other investing activities, net	4	(9)	(12)
Proceeds from businesses sold, net of cash transferred	—	11	—
Net cash used for investing activities	(1,277)	(2,466)	(2,066)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	88	89	60
Withdrawals and other deductions from investment and universal life-type contracts	(102)	(75)	(102)
Net decrease in securities loaned or sold under agreements to repurchase	—	—	(587)
Repayment of debt	(600)	—	(500)
Proceeds from the issuance of debt	—	588	—
Net issuance (return) of shares under incentive and stock compensation plans	(19)	25	(21)
Treasury stock acquired	(1,550)	(1,702)	(150)
Dividends paid on preferred stock	(21)	(21)	(21)
Dividends paid on common stock	(506)	(485)	(457)
Net cash used for financing activities	(2,710)	(1,581)	(1,778)
Foreign exchange rate effect on cash	(14)	(6)	8
Net increase in cash and restricted cash, including cash classified within assets held for sale	7	40	35
Less: Net increase (decrease) in cash classified as assets held for sale	—	(58)	58
Net increase (decrease) in cash and restricted cash	7	98	(23)
Cash and restricted cash — beginning of period	337	239	262
Cash and restricted cash — end of period	$344	$337	$239
Supplemental Disclosure of Cash Flow Information
Income tax paid (received)	$548	$496	$(71)
Interest paid	$212	$214	$232
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty ("P&C") insurance, group life and disability products and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On December 29, 2021, the Company completed the sale of all of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. and Assurances Contintales Contintale Verzekeringen N.V., collectively referred to as "Continental Europe Operations". For further discussion of this transaction, see Note 21 - Business Dispositions.
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
Adoption of New Accounting Standards
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance replaces the “incurred loss” approach with an “expected loss” model for recognizing credit losses for financial instruments carried at other than fair value. Under the new model, for financial instruments carried at other than fair value, such as mortgage loans, reinsurance recoverables and receivables, an allowance for credit losses ("ACL") is recognized, which is an estimate of credit losses expected over the life of financial instruments. Under the prior accounting model an ACL was recognized using an incurred loss approach. The new guidance also requires that we estimate a liability for credit losses ("LCL") on off balance sheet credit exposures, such as financial guarantees and mortgage loan commitments that the Company cannot unconditionally cancel.
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
Reference Rate Reform
On March 12, 2020, the Company adopted the FASB’s temporary guidance, which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing London Inter-Bank Offered Rate ("LIBOR") with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between a financial instrument and its hedge is only affected by the change to a replacement rate. As a result, The Hartford will not recognize gains and losses during the transition period of LIBOR to an alternative reference rate that would otherwise have arisen from accounting assessments and remeasurements. On December 21, 2022, the FASB extended the effective date for the temporary guidance and the temporary guidance now expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2024. The Company is not required to measure the effect of adoption on its financial position, cash flows or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.
Future Adoption of New Accounting Standards
Reserve for Future Policy Benefits
The FASB issued new guidance on accounting for long-duration insurance contracts that is effective January 1, 2023, and will be applied retrospectively to January 1, 2021 (the “transition date”). The Company’s long-duration insurance contracts include paid-up life insurance and whole-life insurance policies resulting from conversion from group life policies and run-off structured settlement and terminal funding agreement liabilities with total future policy benefit reserves of $561, $596 and $638 as of December 31, 2022, 2021 and 2020, respectively. Under guidance in effect up until the adoption date, a reserve for future policy benefits is calculated as the present value of future benefits and related expenses less the present value of any future premiums using assumptions “locked in” at the time the policies were issued, including discount rate, lapse rate, mortality, and expense assumptions. Under that guidance, assumptions are only updated if there is an expected premium deficiency. The new guidance will require that underlying cash flow assumptions (such as for lapse rate and mortality) be reviewed and updated at least annually in the same quarter each year. The new guidance also requires that the discount rate assumption be updated each quarter and be based on an upper-medium grade (low-credit-risk) fixed-income investment yield. The change in the reserve estimate as a result of updating cash flow assumptions will be recognized in net income. The change in the reserve estimate as a result of updating the discount rate assumption will be recognized in OCI. Because reserves will be based on updated assumptions and no longer locked in at contract inception, there will no longer be a test for premium deficiency. The Company will adopt the new guidance retrospectively to the transition date and will apply a modified retrospective transition method.
The Company expects the adoption of the new guidance to result in an increase of approximately $85 to the reserve for future policy benefits and a decrease of approximately $65 after tax to accumulated other comprehensive income ("AOCI") as of the transition date because market upper-medium grade (low-credit-risk) fixed-income investment yields were lower as of the transition date than the locked in rates that were previously used to discount the reserves. An increase in market interest rates since the transition date resulted in a change from an AOCI loss of approximately $65 to an AOCI gain of approximately $35 as of December 31, 2022.
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
An estimated ACL is recorded on the basis of periodic evaluations of balances due from insureds and considering historical credit loss information, adjusted for current economic conditions as well as reasonable and supportable forecasts when appropriate. The Company records total credit loss expenses related to premiums receivable in insurance operating costs and other expenses. Write-offs of premiums receivable and agents' balances and any related ACL are recorded in the period in which the balance is deemed uncollectible. Refer to Note 7 - Premiums Receivable and Agents' Balances for further discussion regarding the allowance for doubtful accounts included in premiums receivable and agents’ balances.
Non-Insurance Revenue from Contracts with Customers
Installment fees are charged on property and casualty insurance contracts for billing the insurance customer in installments over the policy term. These fees are recognized in fee income as earned on collection.
Insurance servicing revenues within Personal Lines consist of up-front commissions earned for collecting premiums and processing claims on insurance policies for which The Hartford does not assume underwriting risk, predominantly related to the National Flood Insurance Plan program. These insurance servicing revenues are recognized in other revenues over the period of the flood program's policy terms.
Group Benefits earns fee income from employers for the administration of underwriting, implementation and claims processing for employer self-funded plans and for leave management services. Fees are recognized as services are provided and collected monthly.
Hartford Funds provides investment management, administrative and distribution services to mutual funds and exchange-traded funds. The Company assesses investment advisory, distribution and other asset management fees primarily based on the average daily net asset values from mutual funds and exchange-traded funds, which are recorded in the period in which the services are provided and are collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of mutual funds or exchange-traded funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
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
Net written premiums for participating property and casualty insurance policies represented 7% of total net written premiums for each of the years ended December 31, 2022, 2021 and 2020, respectively. Participating dividends to property and casualty policyholders were $29, $24 and $29 for the years ended December 31, 2022, 2021 and 2020, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, and redeemable preferred stock and commercial paper. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses. These investments represent certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives. Equity securities are measured at fair value with any changes in valuation reported in net income. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay. Accordingly, income for the years ended December 31, 2022, 2021, and 2020 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of equity fund investments, overseas deposits which are measured at fair value using the net asset value as a practical expedient, consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies, and derivative instruments which are carried at fair value.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Realized Gains and Losses
Net realized gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized gains and losses also result from fair value changes in equity securities, fixed maturities, FVO, and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes. The Company records net credit losses on fixed maturities, AFS and changes in the ACL on mortgage loans as a component of net realized gains and losses. Future changes in the ACL resulting from improvements in expected future cash flows are recorded through net realized gains and losses. For further information, see Financial Instruments - Credit Losses discussion above.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other asset-backed securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For fixed maturities with an ACL, net investment income is recognized at the original effective rate and accretion of the ACL is recognized through net realized gains and losses. For further information, see Financial Instruments - Credit Losses discussion above. The Company’s non-income producing investments were not material for the years ended December 31, 2022, 2021 and 2020.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the Derivative Collateral Arrangements section in Note 6 - Derivatives. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which are reflected in realized gains and losses or, if characterized as interest, in net investment income.
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
The Company’s derivative transactions conducted in insurance company subsidiaries are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance regulators.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. As of December 31, 2022 and 2021, the Company's deposit liability was $0 and $99, respectively, reported in other liabilities.
Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables are balances due from reinsurers for ceded paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. Changes in the allowance for uncollectible reinsurance are reported in benefits, losses and loss adjustment expenses in the Company's Consolidated Statements of Operations.
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
Retroactive reinsurance agreements, including adverse development covers ("ADC"), are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of loss development related to past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses to be recovered under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses, which are a reduction of incurred losses and loss adjustment expenses. The excess of the estimated amounts ultimately to be recovered under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. Ceded loss reserves under retroactive agreements were $1.5 billion and $1.3 billion, and the deferred gain liability reported in other liabilities was $803 and $574, as of December 31, 2022 and 2021, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses to be recovered. The effect on income from change in the deferred gain was a charge to earnings of $229, $246 and $312 before tax for the years ended December 31, 2022, 2021, and 2020 respectively.
Deferred Policy Acquisition Costs
DAC represents costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or in compensation to employees. Such costs primarily include commissions, premium taxes, costs and certain other expenses that are directly related to successfully issued contracts, including a portion of policy issuance and underwriting costs.
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
The Hartford includes contingent deferred sales charge commissions paid to external broker-dealers on sales of shares of mutual funds in DAC, and amortizes the deferred costs over a 12 to 18 month period depending on the share class, or until the underlying shares are redeemed. Recoverability is reviewed as events or changes in circumstances indicate that the carrying amount may not be recoverable and adjust them accordingly.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. A deferred tax provision is recorded for the tax effects of temporary differences between the Company's current taxable income and its income before tax under generally accepted accounting principles in the Consolidated

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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the acquisition date fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Goodwill is tested for impairment by comparing the fair value of a reporting unit to its carrying value. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Commercial Lines, Personal Lines, Group Benefits, and Hartford Funds.
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
Property and Equipment
Property and equipment, which includes capitalized software and right-of-use lease assets, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.3 billion and $2.3 billion as of December 31, 2022 and 2021, respectively. Depreciation expense was $213, $282, and $271 for the years ended December 31, 2022, 2021 and 2020, respectively, and is reported in insurance operating costs and other expenses. The costs to access and develop hosted software arrangements, where The Hartford has the right to access and use the software, but not take possession, and the cost of certain software licenses are reported in other assets on a straight-line basis over the service period. Amortization of hosted software and certain software licenses was $78, $60, and $42 for the years ended December 31, 2022, 2021, and 2020, respectively, and is reported in insurance operating costs and other expenses.
Leases
Leases are classified as financing or operating leases. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease is classified as a financing lease and the Company recognizes amortization of the right of use asset and interest expense on the liability. Where the lease is not economically similar to a purchase as the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease is an operating lease and the lease cost is recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less are also expensed over the lease term but not recognized on the balance sheet.
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life, disability and accident insurance and assumed reinsurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The effects of inflation are implicitly considered in the reserving process. In addition, a number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
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
For further information about how unpaid losses and loss adjustment expenses are established, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Treasury Stock
Treasury stock is the cost of common stock repurchased, which includes the purchase price of shares acquired and direct costs to acquire shares, including commissions and excise taxes. Issuance and retirement of treasury stock is recognized at the average cost of shares held in treasury.
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of AOCI. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies; however, the U.S. dollar is the functional currency of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Lloyd's Syndicate for which the Company is the sole corporate member, in the U.K. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in net realized gains (losses) in the period in which they occur.

2. EARNINGS PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2022	2021	2020
Earnings
Net income	$1,815	$2,365	$1,737
Less: Preferred stock dividends	21	21	21
Net income available to common stockholders	$1,794	$2,344	$1,716
Shares
Weighted average common shares outstanding, basic	324.8	349.1	358.3
Dilutive effect of stock-based awards under compensation plans	4.7	5.0	2.3
Weighted average common shares outstanding and dilutive potential common shares [1]	329.5	354.1	360.6
Net income available to common stockholders per common share
Basic	$5.52	$6.71	$4.79
Diluted	$5.44	$6.62	$4.76
[1]For additional information, see Note 15 - Equity and Note 19 - Stock Compensation Plans.
Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of stock-based awards under compensation plans.
Under the treasury stock method, for stock-based awards, shares are assumed to be issued and then reduced for the number of shares repurchasable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.

|

Index to Consolidated Financial Statements and Schedules
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
Commercial Lines
Commercial Lines provides a variety of insurance products and risk management services in the U.S. and internationally, with insurance coverages including workers’ compensation, property, automobile, general liability, umbrella, package business, professional liability, bond, marine, livestock and assumed reinsurance.
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand, and is in place through December 31, 2032.
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
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts and provides investment management, distribution and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support the variable annuity products within Talcott Resolution life and annuity separate accounts.
Corporate
The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Interest expense of $213, $234 and $236, on debt for the years ended December 31, 2022, 2021 and 2020, respectively, is included in the Corporate category for segment reporting. Corporate also includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution Life, Inc. and its subsidiaries as well certain of Talcott's affiliates. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). Refer to Note 5 - Investments for additional information.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	For the years ended December 31,
	2022	2021	2020
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,499	$3,172	$3,034
Liability	1,836	1,622	1,401
Marine	235	228	251
Package business	1,844	1,665	1,540
Property	845	829	793
Professional liability	737	655	595
Bond	303	287	274
Assumed reinsurance	467	328	298
Automobile	844	789	754
Total Commercial Lines	10,610	9,575	8,940
Personal Lines
Automobile	2,047	2,059	2,081
Homeowners	932	927	961
Total Personal Lines [1]	2,979	2,986	3,042
Property & Casualty Other Operations	—	—	—
Group Benefits
Group disability	3,310	2,983	2,832
Group life	2,393	2,388	2,434
Other	354	316	270
Total Group Benefits	6,057	5,687	5,536
Hartford Funds
Mutual fund and ETF	964	1,094	903
Talcott Resolution life and annuity separate accounts [2]	80	95	86
Total Hartford Funds	1,044	1,189	989
Corporate	49	50	58
Total earned premiums and fee income	20,739	19,487	18,565
Total net investment income	2,177	2,313	1,846
Net realized gains (losses)	(627)	509	(14)
Other revenues	73	81	126
Total revenues	$22,362	$22,390	$20,523
[1]For 2022, 2021 and 2020, AARP members accounted for earned premiums of $2.7 billion, $2.7 billion and $2.8 billion, respectively.
[2]Represents revenues earned for investment advisory services on the life and annuity separate account assets under management ("AUM") sold in May 2018 that is still managed by the Company's Hartford Funds segment.

Net Income (Loss)

	For the years ended December 31,
	2022	2021	2020
Commercial Lines	$1,624	$1,757	$856
Personal Lines	91	385	718
Property & Casualty Other Operations	(190)	(95)	(168)
Group Benefits	324	249	383
Hartford Funds	162	217	170
Corporate	(196)	(148)	(222)
Net income	1,815	2,365	1,737
Preferred stock dividends	21	21	21
Net income available to common stockholders	$1,794	$2,344	$1,716
Net Investment Income

	For the years ended December 31,
	2022	2021	2020
Commercial Lines	$1,415	$1,502	$1,160
Personal Lines	140	157	157
Property & Casualty Other Operations	63	75	55
Group Benefits	524	550	448
Hartford Funds	9	5	4
Corporate	26	24	22
Net investment income	$2,177	$2,313	$1,846
Amortization of DAC

	For the years ended December 31,
	2022	2021	2020
Commercial Lines	$1,563	$1,398	$1,397
Personal Lines	228	230	244
Group Benefits	33	40	50
Hartford Funds	11	12	14
Corporate	—	—	1
Total amortization of DAC	$1,835	$1,680	$1,706
Amortization of Other Intangible Assets

	For the years ended December 31,
	2022	2021	2020
Commercial Lines	$29	$29	$28
Personal Lines	2	2	4
Group Benefits	40	40	40
Total amortization of other intangible assets	$71	$71	$72

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Tax Expense (Benefit)

	For the years ended December 31,
	2022	2021	2020
Commercial Lines	$426	$402	$176
Personal Lines	22	95	184
Property & Casualty Other Operations	(52)	(28)	(46)
Group Benefits	75	53	88
Hartford Funds	41	56	44
Corporate	(69)	(47)	(63)
Total income tax expense	$443	$531	$383

Assets

	As of December 31,
	2022	2021
Commercial Lines	$47,234	$48,234
Personal Lines	5,130	5,587
Property & Casualty Other Operations	3,897	3,792
Group Benefits	13,291	14,442
Hartford Funds	635	720
Corporate	2,835	3,803
Total assets	$73,022	$76,578

Non-Insurance Revenue from Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2022	2021	2020
Commercial Lines
Installment billing fees	Fee income	$39	$34	$30
Personal Lines
Installment billing fees	Fee income	30	32	34
Insurance servicing revenues	Other revenues	73	80	81
Group Benefits
Administrative services	Fee income	187	183	175
Hartford Funds
Advisor, distribution and other management fees	Fee income	1,044	1,189	989
Corporate
Investment management and other fees	Fee income	49	50	49
Other	Other revenues	1	1	2
Total non-insurance revenues with customers		$1,423	$1,569	$1,360
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,941	$—	$1,911	$30
Collateralized loan obligations ("CLO")	2,941	—	2,826	115
Commercial mortgage-backed securities ("CMBS")	3,368	—	3,146	222
Corporate	15,233	—	13,644	1,589
Foreign government/government agencies	547	—	547	—
Municipal	6,296	—	6,296	—
Residential mortgage-backed securities ("RMBS")	3,708	—	3,613	95
U.S. Treasuries	2,197	—	2,197	—
Total fixed maturities, AFS	36,231	—	34,180	2,051
Fixed maturities, FVO	333	—	155	178
Equity securities, at fair value	1,801	1,261	479	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	32	—	32	—
Total derivative assets [1]	34	—	34	—
Short-term investments	3,859	1,429	2,237	193
Total assets accounted for at fair value on a recurring basis	$42,258	$2,690	$37,085	$2,483
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	21	—	21	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	13	—	13	—
Total liabilities accounted for at fair value on a recurring basis	$13	$—	$13	$—

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,135	$—	$1,135	$—
CLO	3,025	—	2,768	257
CMBS	4,119	—	3,923	196
Corporate	18,707	—	17,089	1,618
Foreign government/government agencies	910	—	905	5
Municipal	8,257	—	8,257	—
RMBS	3,643	—	3,315	328
U.S. Treasuries	3,051	882	2,169	—
Total fixed maturities, AFS	42,847	882	39,561	2,404
Fixed maturities, FVO	160	—	—	160
Equity securities, at fair value	2,094	1,453	577	64
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	6	—	5	1
Interest rate derivatives	(1)	—	(1)	—
Total derivative assets [1]	7	—	6	1
Short-term investments	3,697	1,627	1,990	80
Total assets accounted for at fair value on a recurring basis	$48,805	$3,962	$42,134	$2,709
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(4)	$—	$(4)	$—
Foreign exchange derivatives	—	—	1	(1)
Interest rate derivatives	(45)	—	(45)	—
Total derivative liabilities [2]	(49)	—	(48)	(1)
Total liabilities accounted for at fair value on a recurring basis	$(49)	$—	$(48)	$(1)
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

The Company has overseas deposits included in other investments of $62 and $65 as of December 31, 2022 and December 31, 2021, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Independent broker quotes
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2022
CLO [3]	$115	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$219	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	419 bps	1,307 bps	527 bps	Decrease
Corporate [4]	$1,541	Discounted cash flows	Spread	77 bps	642 bps	360 bps	Decrease
RMBS [3]	$65	Discounted cash flows	Spread [6]	62 bps	249 bps	160 bps	Decrease
			Constant prepayment rate [6]	1%	10%	7%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	38%	Decrease
As of December 31, 2021
CLO [3]	$211	Discounted cash flows	Spread	234 bps	258 bps	257 bps	Decrease
CMBS [3]	$192	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	203 bps	468 bps	266 bps	Decrease
Corporate [4]	$1,532	Discounted cash flows	Spread	96 bps	1,227 bps	298 bps	Decrease
RMBS [3]	$266	Discounted cash flows	Spread [6]	48 bps	229 bps	89 bps	Decrease
			Constant prepayment rate [6]	2%	16%	7%	Decrease [5]
			Constant default rate [6]	1%	6%	3%	Decrease
			Loss severity [6]	—%	100%	63%	Decrease
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
As of December 31, 2022 and 2021, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of December 31, 2022, no significant adjustments were made by the Company to broker prices received.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration
The acquisition of Lattice Strategies LLC ("Lattice") on July 29, 2016 required the Company to make payments to former owners of Lattice of up to $60 contingent upon growth in ETF AUM over a period of four years beginning on the date of acquisition. The contingent consideration was measured at fair value on a quarterly basis by projecting future eligible ETF AUM over the contingency period to estimate the amount of expected payout. The future expected payout had been discounted back to the valuation date using a risk-adjusted discount rate of 10.0%. The risk-adjusted discount rate is an internally generated and significant unobservable input to fair value.
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
For disclosure of contingent consideration related to the sale of Continental Europe Operations, refer to Note 21 - Business Dispositions.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The Company uses derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified within the same fair value hierarchy level as the associated asset or liability.

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2022
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$49	$—	$—	$—	$(19)	$30
CLO	257	—	(2)	113	(62)	—	—	(191)	115
CMBS	196	—	(15)	51	(10)	—	—	—	222
Corporate	1,618	—	(174)	524	(274)	(40)	45	(110)	1,589
Foreign Govt./Govt. Agencies	5	(1)	—	—	—	(7)	3	—	—
RMBS	328	—	(14)	137	(95)	—	—	(261)	95
Total fixed maturities, AFS	2,404	(1)	(205)	874	(441)	(47)	48	(581)	2,051
Fixed maturities, FVO	160	(24)	—	55	(13)	—	—	—	178
Equity securities, at fair value	64	11	—	2	(16)	—	—	—	61
Short-term investments	80	—	—	284	(121)	—	—	(50)	193
Total Assets	$2,708	$(14)	$(205)	$1,215	$(591)	$(47)	$48	$(631)	$2,483

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2021
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2021	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2021
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$42	$—	$(3)	$—	$(39)	$—
CLO	360	—	(1)	471	(124)	—	—	(449)	257
CMBS	77	—	1	166	(4)	(1)	5	(48)	196
Corporate	881	14	(34)	828	(154)	(47)	172	(42)	1,618
Foreign Govt./Govt. Agencies	6	—	—	5	—	(6)	—	—	5
RMBS	381	—	(4)	369	(193)	(14)	—	(211)	328
Total fixed maturities, AFS	1,705	14	(38)	1,881	(475)	(71)	177	(789)	2,404
Fixed maturities, FVO	—	(6)	—	160	6	—	—	—	160
Equity securities, at fair value	70	42	—	6	(53)	(1)	—	—	64
Short-term investments	30	—	—	98	(48)	—	—	—	80
Total Assets	$1,805	$50	$(38)	$2,145	$(570)	$(72)	$177	$(789)	$2,708
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End
	December 31, 2022		December 31, 2021
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CLO	$—	$(1)	$—	$(1)
CMBS	—	(15)	—	1
Corporate	(3)	(170)	—	(32)
RMBS	—	(13)	—	(4)
Total fixed maturities, AFS	(3)	(199)	—	(36)
Fixed maturities, FVO	(24)	—	(6)	—
Equity securities, at fair value	2	—	4	—
Total Assets	$(25)	$(199)	$(2)	$(36)
[1]All amounts in these rows are reported in net realized gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gain (loss) on fixed maturities, AFS are reported in changes in net unrealized gain (loss) on fixed maturities in the Consolidated Statements of Comprehensive Income.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Option
The Company has elected the fair value option for certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives with underlying credit risk related to residential real estate in order to reflect changes in fair value in earnings. These instruments are included within fixed maturities, FVO on the Consolidated Balance Sheets and changes in the fair value of these investments are reported in net realized gains and losses.
As of December 31, 2022 and 2021, the fair value of assets using the fair value option was $333 and $160, respectively.
For the years ended December 31, 2022 and 2021, realized losses related to the change in fair value of assets using the fair value option were $28 and $6, respectively. For the year ended December 31, 2020, there were no realized gains (losses) related to the change in fair value of assets using the fair value option.
Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2022			December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,000	$5,362	Level 3	$5,383	$5,576
Liabilities
Other policyholder funds and benefits payable	Level 3	$658	$658	Level 3	$687	$689
Senior notes [2]	Level 2	$3,858	$3,339	Level 2	$3,854	$4,725
Junior subordinated debentures [2]	Level 2	$499	$419	Level 2	$1,090	$1,086
[1]As of December 31, 2022 and December 31, 2021, the carrying amount of mortgage loans is net of ACL of $36 and $29, respectively
[2]Included in long-term debt in the Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.
5. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2022	2021	2020
Fixed maturities [1]	$1,469	$1,349	$1,442
Equity securities	57	73	39
Mortgage loans	211	181	172
Limited partnerships and other alternative investments	515	732	222
Other investments [2]	5	58	42
Investment expenses	(80)	(80)	(71)
Total net investment income	$2,177	$2,313	$1,846
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Realized Gains (Losses)

	For the years ended December 31,
(Before tax)	2022	2021	2020
Gross gains on sales of fixed maturities	$57	$319	$255
Gross losses on sales of fixed maturities	(315)	(89)	(50)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	(83)	81	(118)
Change in net unrealized gains (losses) of equity securities	(266)	146	(96)
Net realized and unrealized gains (losses) on equity securities	(349)	227	(214)
Net credit losses on fixed maturities, AFS	(18)	4	(28)
Change in ACL on mortgage loans	(7)	9	(19)
Intent-to-sell impairments	(6)	—	(5)
Other, net [2]	11	39	47
Net realized gains (losses)	$(627)	$509	$(14)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(108), $155, and $53 for the years ended December 31, 2022, 2021, and 2020, respectively.
[2]Includes gains on non-qualifying derivatives for 2022, 2021, and 2020 of $46, $12, and $104, respectively, and gains (losses) from transactional foreign currency revaluation of $28, $(1) and $(1), respectively. Also includes a loss of $21 and $48, respectively, on the sale of the Continental Europe Operations for the years ended December 31, 2021 and 2020, as well as a gain of $46 for the year ended December 31, 2021 on the sale of the Company's previously owned interest in Talcott Resolution.
Proceeds from the sales of fixed maturities, AFS totaled $11.4 billion, $15.9 billion, and $15.1 billion for the years ended December 31, 2022, 2021, and 2020, respectively. Sales of AFS securities in 2022 were primarily a result of tactical changes to the portfolio driven by changing market conditions, in addition to duration and liquidity management.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2022 and December 31, 2021, the Company reported accrued interest receivable related to fixed maturities, AFS of $338 and $299, respectively, and accrued interest receivable related to mortgage loans of $18 and $16, respectively. These amounts are recorded in other assets on the Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	For the years ended December 31,
	2022				2021		2020
(Before tax)	CMBS	Corporate	Foreign govt./govt. agencies	Total	Corporate	Total	Corporate	Municipal	Total
Balance as of beginning of period	$—	$1	$—	$1	$23	$23	$—	$—	$—
Credit losses on fixed maturities where an allowance was not previously recorded	7	10	3	20	2	2	36	3	39
Reduction due to sales	—	(3)	(1)	(4)	(18)	(18)	(4)	(3)	(7)
Reduction due to intent to sell	—	—	(3)	(3)	—	—	—	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	3	(3)	1	1	(6)	(6)	(9)	—	(9)
Write-offs charged against the allowance	—	(3)	—	(3)	—	—	—	—	—
Balance as of end of period	$10	$2	$—	$12	$1	$1	$23	$—	$23
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2022					December 31, 2021
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$2,016	$—	$—	$(75)	$1,941	$1,125	$—	$13	$(3)	$1,135
CLO	3,040	—	3	(102)	2,941	3,019	—	8	(2)	3,025
CMBS	3,715	(10)	21	(358)	3,368	3,955	—	179	(15)	4,119
Corporate	16,794	(2)	33	(1,592)	15,233	17,744	(1)	1,038	(74)	18,707
Foreign govt./govt. agencies	596	—	—	(49)	547	883	—	33	(6)	910
Municipal	6,718	—	93	(515)	6,296	7,473	—	787	(3)	8,257
RMBS	4,214	—	2	(508)	3,708	3,610	—	60	(27)	3,643
U.S. Treasuries	2,440	—	—	(243)	2,197	2,979	—	86	(14)	3,051
Total fixed maturities, AFS	$39,533	$(12)	$152	$(3,442)	$36,231	$40,788	$(1)	$2,204	$(144)	$42,847

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,417	$1,396	$1,400	$1,419
Over one year through five years	8,340	7,930	8,615	8,894
Over five years through ten years	7,259	6,485	8,303	8,633
Over ten years	9,532	8,462	10,761	11,979
Subtotal	26,548	24,273	29,079	30,925
Mortgage-backed and asset-backed securities	12,985	11,958	11,709	11,922
Total fixed maturities, AFS	$39,533	$36,231	$40,788	$42,847
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of December 31, 2022 or December 31, 2021, other than U.S. government securities and certain U.S. government agencies.
As of December 31, 2022, other than U.S. government securities and certain U.S. government agencies, the
Company’s three largest exposures by issuer were the Toronto Dominion Bank, Morgan Stanley, and the Mitsubishi UFJ Financial Group each of which comprised less than 1% of total invested assets. As of December 31, 2021, other than U.S. government securities and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Canada, Apple Inc., and the IBM Corporation each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2022, were the municipal sector, the financial services sector, and the RMBS sector which comprised approximately 12%, 9%, and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2021, were the municipal sector, the financial services sector, and CMBS sector which comprised approximately 14%, 8%, and 7%, respectively, of total invested assets.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,577	$(50)	$281	$(25)	$1,858	$(75)
CLO	1,490	(48)	1,378	(54)	2,868	(102)
CMBS	2,560	(270)	521	(88)	3,081	(358)
Corporate	11,157	(1,071)	2,575	(521)	13,732	(1,592)
Foreign govt./govt. agencies	308	(26)	224	(23)	532	(49)
Municipal	4,270	(461)	228	(54)	4,498	(515)
RMBS	2,311	(249)	1,250	(259)	3,561	(508)
U.S. Treasuries	1,554	(145)	633	(98)	2,187	(243)
Total fixed maturities, AFS in an unrealized loss position	$25,227	$(2,320)	$7,090	$(1,122)	$32,317	$(3,442)

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$396	$(3)	$—	$—	$396	$(3)
CLO	1,434	(2)	147	—	1,581	(2)
CMBS	594	(7)	82	(8)	676	(15)
Corporate	3,698	(65)	234	(9)	3,932	(74)
Foreign govt./govt. agencies	340	(5)	16	(1)	356	(6)
Municipal	301	(3)	12	—	313	(3)
RMBS	1,869	(23)	94	(4)	1,963	(27)
U.S. Treasuries	2,301	(13)	23	(1)	2,324	(14)
Total fixed maturities, AFS in an unrealized loss position	$10,933	$(121)	$608	$(23)	$11,541	$(144)
As of December 31, 2022, fixed maturities, AFS in an unrealized loss position consisted of 4,936 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of December 31, 2022, 91% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2022, was primarily attributable to higher interest rates and wider credit spreads.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of December 31, 2022, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of December 31, 2022 or December 31, 2021. In addition, as of December 31, 2022 and December 31, 2021, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACL on Mortgage Loans
	For the years ended December 31,
	2022	2021	2020
ACL as of beginning of period	$29	$38	$—
Cumulative effect of accounting changes [1]			19
Adjusted beginning ACL	29	38	19
Current period provision (release)	7	(9)	19
ACL as of December 31,	$36	$29	$38
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
The increase in the allowance for the 2022 period was primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations and, to a lesser extent, net additions of new loans. During 2021, the Company decreased the estimate of the ACL in response improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations. During 2020, the Company increased the estimate of the ACL in response to significant economic stress experienced as a result of the COVID-19 pandemic.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of December 31, 2022, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$23	1.40x	$23	1.40x
65% - 80%	16	2.02x	59	2.61x	43	2.78x	100	1.95x	108	1.11x	117	1.91x	443	1.91x
Less than 65%	839	2.43x	1,475	2.79x	663	3.02x	680	2.77x	437	2.21x	1,476	2.54x	5,570	2.65x
Total mortgage loans	$855	2.42x	$1,534	2.78x	$706	3.01x	$780	2.66x	$545	1.99x	$1,616	2.48x	$6,036	2.59x
[1]Amortized cost of mortgage loans excludes ACL of $36.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2021
	2021		2020		2019		2018		2017		2016 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
65% - 80%	$7	2.37x	$50	2.63x	$91	1.57x	$100	1.00x	$45	1.37x	$97	1.80x	$390	1.61x
Less than 65%	1,481	2.70x	645	2.78x	722	2.78x	472	2.23x	417	1.91x	1,285	2.45x	5,022	2.55x
Total mortgage loans	$1,488	2.70x	$695	2.77x	$813	2.64x	$572	2.02x	$462	1.86x	$1,382	2.41x	$5,412	2.48x
[1]Amortized cost of mortgage loans excludes ACL of $29.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans by Region
	December 31, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$317	5.3%	$284	5.2%
Middle Atlantic	316	5.2%	303	5.6%
Mountain	707	11.7%	450	8.3%
New England	395	6.5%	393	7.3%
Pacific	1,299	21.5%	1,245	23.0%
South Atlantic	1,670	27.7%	1,556	28.8%
West North Central	105	1.7%	85	1.6%
West South Central	421	7.0%	424	7.8%
Other [1]	806	13.4%	672	12.4%
Total mortgage loans	6,036	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$6,000		$5,383
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2022		December 31, 2021
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,217	36.7%	$1,931	35.7%
Multifamily	2,247	37.2%	1,833	33.9%
Office	585	9.7%	627	11.6%
Retail [1]	947	15.7%	951	17.6%
Single Family	—	—%	30	0.5%
Other	40	0.7%	40	0.7%
Total mortgage loans	6,036	100.0%	5,412	100.0%
ACL	(36)		(29)
Total mortgage loans, net of ACL	$6,000		$5,383
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2022 and December 31, 2021, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells, and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2022, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2021, the Company serviced mortgage loans with a total outstanding principal balance of $8.2 billion, of which $3.9 billion was serviced on behalf of third parties and $4.3 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2022 and December 31, 2021, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2022 and 2021, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2022 and 2021 is limited to the total carrying value of $2.6 billion and $1.9 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of December 31, 2022 and 2021, the Company has outstanding commitments totaling $1.8 billion and $1.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLO, CMBS, and RMBS and are reported in fixed maturities, AFS, and fixed maturities, FVO, on the Company's Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of December 31, 2022 and December 31, 2021, the Company reported $41 and $30, respectively, within short-term investments on the Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of December 31, 2022 and December 31, 2021, the Company pledged collateral of $7 and $9, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section in Note 6 - Derivatives of Notes to Consolidated Financial Statements.
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
member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate").
The following table presents the components of the Company’s exposure to other restricted investments.

	December 31, 2022	December 31, 2021
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,189	$2,376
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	718	712
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	8	7
Fixed maturities in Lloyd's trust account	161	160
Other investments	62	65
Total Other Restricted Investments	$3,138	$3,320
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, real estate joint ventures and funds, and private equity funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. Prior to June 30, 2021, the Company also had a retained 9.7% investment in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (collectively referred to as "Talcott Resolution"), which was accounted for under the equity method of accounting and was reported in other assets on the Company's Consolidated Balance Sheets. On June 30, 2021, the Company sold its 9.7% ownership interest in Talcott Resolution and received a total $217 in connection with the sale, resulting in a realized gain on sale of $46 before tax during 2021.
The Company recognized total equity method income of $533, $630, and $244 for the years ended December 31, 2022, 2021 and 2020, respectively. Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2022 is limited to the total carrying value of $3.7 billion. In addition, the Company has outstanding commitments totaling $2.1 billion to fund limited partnership investments as of December 31, 2022. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
In 2022, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s before tax consolidated net income (loss). Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method based on the most recently available information. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $289.9 billion and $249.8 billion as of

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022 and 2021, respectively. Aggregate total liabilities of the investees totaled $46.8 billion and $41.0 billion as of December 31, 2022 and 2021, respectively. Aggregate net investment income of the investees totaled $1.6 billion, $2.1 billion, and $954 for the periods ended December 31, 2022, 2021 and 2020, respectively. Aggregate net income excluding net investment income of the investees totaled $11.9 billion, $46.7 billion and $7.4 billion for the periods ended December 31, 2022, 2021 and 2020, respectively. As of, and for the period ended, December 31, 2022, the aggregated summarized financial data reflects the latest available financial information.
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
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month LIBOR + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2022 and December 31, 2021, the notional amount of interest rate swaps in offsetting relationships was $6.6 billion and $7.2 billion, respectively.
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
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Cash flow hedges
Interest rate swaps	$2,155	$2,340	$—	$—	$—	$—	$—	$—
Foreign currency swaps	568	437	53	6	57	11	(4)	(5)
Total cash flow hedges	2,723	2,777	53	6	57	11	(4)	(5)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	7,245	7,567	(6)	(46)	2	3	(8)	(49)
Foreign exchange contracts
Foreign currency swaps and forwards	569	558	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	11	112	—	(2)	—	—	—	(2)
Credit derivatives in offsetting positions	207	210	—	—	3	3	(3)	(3)
Total non-qualifying strategies	8,032	8,447	(6)	(48)	5	6	(11)	(54)
Total cash flow hedges and non-qualifying strategies	$10,755	$11,224	$47	$(42)	$62	$17	$(15)	$(59)
Balance Sheet Location
Fixed maturities, available-for-sale	$569	$413	$—	$—	$—	$—	$—	$—
Other investments	9,108	1,452	34	7	38	10	(4)	(3)
Other liabilities	1,078	9,359	13	(49)	24	7	(11)	(56)
Total derivatives	$10,755	$11,224	$47	$(42)	$62	$17	$(15)	$(59)
.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2022
Other investments	$62	$60	$34	$(32)	$—	$2
Other liabilities	$(15)	$(7)	$13	$(21)	$(7)	$(1)
As of December 31, 2021
Other investments	$17	$13	$7	$(3)	$4	$—
Other liabilities	$(59)	$(10)	$(49)	$—	$(47)	$(2)
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2022	2021	2020
Interest rate swaps	$—	$4	$38
Foreign currency swaps	56	24	(8)
Total	$56	$28	$30

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2022			2021			2020
	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$6	$(2)	$—	$41	$(10)	$—	$29	$(7)
Foreign currency swaps	—	9	—	—	5	—	(1)	5	—
Total	$—	$15	$(2)	$—	$46	$(10)	$(1)	$34	$(7)

Total amounts presented on the Consolidated Statement of Operations	$(627)	$2,177	$213	$509	$2,313	$234	$(14)	$1,846	$236
As of December 31, 2022, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. Over that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the years ended December 31, 2022, 2021, and 2020, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)

	For the Year Ended December 31,
	2022	2021	2020
Foreign exchange contracts
Foreign currency swaps and forwards	$5	$2	$3
Interest rate contracts
Interest rate swaps, swaptions and futures	25	3	21
Credit contracts
Credit derivatives that purchase credit protection	4	—	2
Credit derivatives that assume credit risk	—	7	2
Equity contracts
Equity options	(2)	—	76
Commodity contracts
Commodity options	14	—	—
Total [1]	$46	$12	$104
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of CMBS issuers.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	6 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	B-	3	2
Total	$103	$(3)				$103	$3
As of December 31, 2021
Basket credit default swaps [4]
Investment grade risk exposure	$101	$—	6 years	CMBS Credit	AAA	$101	$—
Below investment grade risk exposure	4	(2)	Less than 1 year	CMBS Credit	CCC	4	2
Total [5]	$105	$(2)				$105	$2
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2022 and 2021, the Company has pledged cash collateral associated with derivative instruments of less than $1 and $2, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2022 and 2021, the Company pledged securities collateral associated with derivative instruments with a fair value of $8 and $48, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
In addition, as of December 31, 2022 and 2021, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 and $12, respectively, which is recorded in other investments or other assets on the Company's Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $57 and $82, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2022 and 2021, the Company accepted cash collateral associated with derivative instruments of $56 and $7, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2022 and 2021 with a fair value of $1 and $5, respectively, which the Company has the right to repledge or sell. As of December 31, 2022 and 2021, the Company had no repledged securities. In addition, as of December 31, 2022 and 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
	As of December 31,
	2022	2021
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$4,698	$4,130
Receivables for loss sensitive business, by credit quality:
AA	106	130
A	38	52
BBB	119	133
BB	56	64
Below BB	41	41
Total receivables for loss sensitive business	360	420

Total Premiums Receivable and Agents' Balances, Gross	5,058	4,550
ACL	(109)	(105)
Total Premiums Receivable and Agents' Balances, Net of ACL	$4,949	$4,445
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
The increase in ACL in 2022 reflected the provision required on premiums written in the year and recoveries, offset by write-offs. During 2021, the ACL on premiums receivable decreased as the provision required on premiums written during the year was more than offset by write-offs and a reduction in the provision, primarily reflecting lessening expected impacts of COVID-19 relative to prior assumptions in certain lines of business. In 2020, an increase in the ACL was due to the increasing impacts of COVID-19.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$83	$22	$105	$117	$35	$152	$85	$60	$145
Cumulative effect of accounting change [1]							(2)	(21)	(23)
Adjusted beginning ACL	83	22	105	117	35	152	83	39	122
Current period provision (release)	48	3	51	17	(13)	4	78	(4)	74
Current period gross write-offs	(56)	(1)	(57)	(59)	—	(59)	(49)	—	(49)
Current period gross recoveries	10	—	10	8	—	8	5	—	5
Ending ACL	$85	$24	$109	$83	$22	$105	$117	$35	$152
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
The Company has two adverse development cover (“ADC”) reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all asbestos and environmental ("A&E") reserve development for 2016 and prior accident years ("A&E ADC") up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the Navigators ADC) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit, there is no remaining limit available as of December 31, 2022 under the Navigators ADC. For more information on ADC agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,338, $1,243 and
$1,156 for the years ended December 31, 2022, 2021 and 2020, respectively.
Group Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $81, $85 and $63 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator
	As of December 31, 2022				As of December 31, 2021
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$2,094	$—	$—	$2,094	$1,860	$—	$—	$1,860
A+	2,169	239	261	2,669	1,999	237	275	2,511
A	763	1	—	764	713	—	—	713
A-	79	6	—	85	37	9	—	46
B++	616	—	2	618	639	—	3	642
Below B++	20	—	—	20	20	—	—	20
Total Rated by AM Best	5,741	246	263	6,250	5,268	246	278	5,792
Mandatory (Assigned) and Voluntary Risk Pools	218	—	—	218	239	—	—	239
Captives	319	—	—	319	331	—	—	331
Other not rated companies	279	5	—	284	255	5	—	260
Gross Reinsurance Recoverables	6,557	251	263	7,071	6,093	251	278	6,622
Allowance for uncollectible reinsurance	(102)	(1)	(2)	(105)	(96)	(1)	(2)	(99)
Net Reinsurance Recoverables	$6,455	$250	$261	$6,966	$5,997	$250	$276	$6,523
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. There were $0 and $1 in write-offs for the years ended December 31, 2022 and 2021, respectively, that would impact the ACL. The decrease in the ACL in 2021 was primarily due to a higher than expected recovery from one reinsurer on which the Company had recognized an ACL. In 2020, the increase in the ACL includes the increasing impacts of COVID-19.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Uncollectible Reinsurance
	As of December 31, 2022				As of December 31, 2021				As of December 31, 2020
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$96	$1	$2	$99	$105	$1	$2	$108	$114	$—	$—	$114
Beginning allowance for disputed amounts	54	—	—	54	53	—	—	53	66	—	—	66
Beginning ACL	42	1	2	45	52	1	2	55	48	—	—	48
Cumulative effect of accounting change [1]									—	1	1	2
Adjusted beginning ACL	42	1	2	45	52	1	2	55	48	1	1	50
Current period provision (release)	—	—	—	—	(9)	—	—	(9)	3	—	1	4
Current period gross write-offs	—	—	—	—	(1)	—	—	(1)	—	—	—	—
Current period gross recoveries	—	—	—	—	—	—	—	—	1	—	—	1
Ending ACL	42	1	2	45	42	1	2	45	52	1	2	55
Ending allowance for disputed amounts	60	—	—	60	54	—	—	54	53	—	—	53
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99	$105	$1	$2	$108
[1]Represents the adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. For further information refer to Note 1 - Basis of Presentation and Significant Accounting Policies.
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2022	2021	2020
Direct	$14,891	$13,696	$12,537
Assumed	718	631	577
Ceded	(1,490)	(1,378)	(1,209)
Net	$14,119	$12,949	$11,905
Premiums Earned
Direct	$14,328	$13,204	$12,551
Assumed	654	568	540
Ceded	(1,462)	(1,277)	(1,173)
Net	$13,520	$12,495	$11,918
Group Benefits Revenue

	For the years ended December 31,
	2022	2021	2020
Gross earned premiums, fees and other considerations	$5,988	$5,663	$5,245
Reinsurance assumed	175	128	387
Reinsurance ceded	(106)	(104)	(96)
Net earned premiums, fees and other considerations	$6,057	$5,687	$5,536
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 9 - Deferred Policy Acquisition Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. DEFERRED POLICY ACQUISITION COSTS
Changes in DAC

	For the years ended December 31,
	2022	2021	2020
Balance, beginning of period	$881	$789	$785
Deferred costs	1,947	1,751	1,666
Amortization — DAC	(1,835)	(1,680)	(1,706)
Add back amortization of value of business acquired [1]	9	21	47
DAC transferred to assets held for sale	—	—	(3)
Balance, end of period	$1,002	$881	$789
[1]While the value of in-force contracts acquired from the Navigators Group acquisition is included in other intangible assets, the amortization of that asset is recorded as DAC amortization.
10. GOODWILL & OTHER INTANGIBLE ASSETS
The carrying value of goodwill allocated to reporting segments as of December 31, 2022 and 2021 was as follows:

Carrying Value
Commercial Lines	$659
Personal Lines	119
Hartford Funds	180
Group Benefits	723
Corporate [1]	230
Total	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2022 and 2021 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2022 and 2021; all reporting units passed their annual impairment test with a significant margin and as a result there were no write-downs of goodwill.
Other Intangible Assets

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Value of in-force contracts	$203	$(203)	$—	$203	$(194)	$9
Customer relationships	636	(225)	411	636	(177)	459
Marketing agreement with Aetna	16	(6)	10	16	(4)	12
Distribution Agreement	79	(70)	9	79	(68)	11
Distribution and Agency relationships & Other	340	(87)	253	340	(68)	272
Total Finite Life Intangibles	1,274	(591)	683	1,274	(511)	763
Total Indefinite Life Intangible Assets	95		95	95		95
Total Other Intangible Assets	$1,369	$(591)	$778	$1,369	$(511)	$858

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Goodwill & Other Intangible Assets
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected Before Tax Amortization Expense for Acquired Intangibles as of December 31, 2022

Other Intangible Assets
2023	$71
2024	$71
2025	$71
2026	$70
2027	$68

11. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2022	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,449	$29,622	$28,261
Reinsurance and other recoverables	6,081	5,725	5,275
Beginning liabilities for unpaid losses and loss adjustment expenses, net	25,368	23,897	22,986
Provision for unpaid losses and loss adjustment expenses
Current accident year	8,577	7,911	7,794
Prior accident year development [1]	36	199	(136)
Total provision for unpaid losses and loss adjustment expenses	8,613	8,110	7,658
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(229)	(246)	(312)
Payments
Current accident year	(2,424)	(2,276)	(2,214)
Prior accident years	(4,678)	(4,119)	(4,190)
Total payments	(7,102)	(6,395)	(6,404)
Net change in reserves transferred to liabilities held for sale	—	—	(45)
Foreign currency adjustment	(32)	2	14
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,618	25,368	23,897
Reinsurance and other recoverables	6,465	6,081	5,725
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,083	$31,449	$29,622
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2022			2021			2020
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,343			$1,405			$1,334
Amount of discount	347			355			367
Carrying value of liability for unpaid losses and loss adjustment expenses	$996			$1,050			$967
Discount accretion included in losses and loss adjustment expenses	$36			$36			$36
Weighted average discount rate	2.71%			2.54%			2.68%
Range of discount rates	0.83%	-	14.03%	0.83%	-	14.03%	0.83%	-	14.03%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2022 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2022	2021	2020
Workers’ compensation	$(204)	$(190)	$(110)
Workers’ compensation discount accretion	36	35	35
General liability	56	454	237
Marine	2	1	3
Package business	(39)	(91)	(58)
Commercial property	(11)	(26)	(4)
Professional liability	(11)	(2)	(14)
Bond	(32)	(26)	(19)
Assumed reinsurance	19	(6)	(6)
Automobile liability - Commercial Lines	38	9	27
Automobile liability - Personal Lines	(14)	(90)	(61)
Homeowners	(1)	3	7
Net asbestos and environmental reserves	—	—	(2)
Catastrophes	(62)	(154)	(529)
Uncollectible reinsurance	3	(6)	(8)
Other reserve re-estimates, net	27	42	54
Prior accident year development, including full benefit for the ADC cession	(193)	(47)	(448)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	229	246	312
Total prior accident year development	$36	$199	$(136)
[1]The change in deferred gain for the years ended December 31, 2022, 2021 and 2020 included $229, $155 and $210, respectively of adverse development on A&E reserves in excess of ceded premium paid and included $0, $91 and $102 respectively, of adverse development on Navigators 2018 and prior accident year reserves ceded to NICO, primarily within professional liability, general liability and marine.
2022 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, and to a lesser extent in middle and large commercial, driven by lower than previously estimated claim

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
severity and, to a lesser extent, a $14 reduction of COVID-19 related claims from 2020.
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle and large commercial for the 2016 to 2019 accident years, an increase in excess casualty and environmental in recent accident years, and increases in primary construction on older accident years, partially offset by a decrease in reserves for other mass torts.
Package business reserves decreased due to lower estimated severity and lower estimated loss adjustment expenses for accident years 2018 and prior, and a reduction in property reserves for the 2020 and 2021 accident years.
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in middle & large commercial related to COVID-19 claims.
Professional liability reserves were decreased primarily due to favorable development on directors’ and officers’ claims for the 2018 to 2020 accident years and on errors and omissions claims for the 2013 to 2017 accident years, partially offset by large losses related to 2018 and prior accident years for primary and excess directors’ and officers’ claims.
Bond reserves were decreased primarily in contract surety due to favorable development on older accident years.
Assumed reinsurance reserves were increased primarily due to higher reserve estimates for syndicate property claims, including higher expected COVID-19 property losses in the 2020 accident year and increased reserves for international agriculture related to drought claims. Also contributing were reserve increases for Latin America P&C and specialty casualty business in recent accident years.
Automobile liability reserves were decreased in Personal Lines principally due to lower estimated severity on AARP Direct claims, primarily within accident years 2015 to 2020 and were increased in Commercial Lines principally due to a higher number of large claims in accident years 2017 to 2019, along with decreasing settlement rates and increasing attorney rep rates.
Catastrophe reserves were decreased in both Commercial and Personal Lines with the largest reduction related to 2019 and 2020 wind and hail events.
Asbestos and environmental reserves were reviewed in fourth quarter 2022 resulting in a $229 increase in reserves before ADC reinsurance, including $162 for asbestos and $67 for environmental. The Company recognized a $229 deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 14 - Commitments and Contingencies.
Other reserve re-estimates, net, were increased primarily due to an increase in unallocated loss adjustment expense ("ULAE") reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves, as well as unfavorable development from participation in involuntary market pools, and increased automobile physical damage severity.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 14 - Commitments and Contingencies.
Other reserve re-estimates, net, were increased primarily due to an increase in reserves for sexual molestation and sexual abuse claims within P&C Other Operations, principally on assumed reinsurance, as well as an increase in ULAE reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
how the Company’s ultimate paid claims subject to subrogation compare to other insurers’ ultimate paid claims subject to subrogation.
Uncollectible reinsurance reserves were reduced due to higher than expected recoveries from reinsurers in older accident years.
Asbestos and environmental reserves were reviewed in fourth quarter 2020 resulting in a $218 increase in reserves before ADC reinsurance, including $127 for asbestos and $91 for environmental. Of the $218 increase in A&E reserves, the Company ceded $220 to the A&E ADC resulting in a net reserve release of $2. Of the $220 of adverse development ceded to the A&E ADC, the Company recognized a $210 deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 14 - Commitments and Contingencies.
Other reserve re-estimates, net, primarily represents an increase in ULAE reserves in Property & Casualty Other Operations that was largely driven by an increase in gross asbestos and environmental reserves.
Settlement Agreement with Boy Scouts of America
On September 14, 2021, the Company announced that it entered into a new agreement-in-principle with the BSA, related to sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s, with the agreement in-principle including the BSA, its local councils and the representatives of a majority of the sexual abuse claimants. As part of the agreement-in-principle, The Hartford will pay $787, before tax, for claims associated with these policies. In exchange for The Hartford’s payment, the BSA and its local councils will fully release The Hartford from any obligation under policies The Hartford issued to the BSA and its local councils. In addition, the representatives for the claimants joining this agreement-in-principle will support a plan of reorganization which incorporates the settlement.
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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of December 31, 2022, the Company has incurred $1,244 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $256 of available limit remaining under the A&E ADC. As a result, the Company has recorded a $594 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,244 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO on behalf of Navigators Insurance Company and certain of its affiliates (collectively, “Navigators Insurers"). Under the Navigators ADC, the Navigators Insurers paid NICO a reinsurance premium of $91 in exchange for reinsurance coverage of $300 of adverse net loss reserve development that attaches $100 above the Navigators Insurers' existing net loss

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and allocated loss adjustment reserves as of December 31, 2018 subject to the treaty of $1.816 billion for accidents and losses prior to December 31, 2018.
As of December 31, 2022, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300 as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $300, the Company has recorded a $209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $209 of cumulative ceded losses in excess of ceded premium paid, $91 and $102 were recognized as changes in deferred gain in 2021 and 2020, respectively.
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2022

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$17,911	$(9,516)	$3,295	$372	$(333)	$11,729	$1,648	$13,377
General liability	7,509	(3,486)	1,238	153	—	5,414	1,070	6,484
Marine	1,476	(1,192)	14	14	—	312	266	578
Package business	7,218	(5,288)	87	112	—	2,129	72	2,201
Commercial property	3,922	(3,383)	26	20	—	585	329	914
Commercial automobile liability	4,025	(2,824)	22	26	—	1,249	88	1,337
Commercial automobile physical damage	181	(169)	4	1	—	17	(1)	16
Professional liability	2,609	(1,403)	67	43	—	1,316	734	2,050
Bond	635	(260)	43	34	—	452	15	467
Assumed Reinsurance	1,541	(1,133)	2	4	—	414	50	464
Personal automobile liability	10,887	(9,584)	31	60	—	1,394	23	1,417
Personal automobile physical damage	1,288	(1,250)	6	4	—	48	—	48
Homeowners	6,063	(5,728)	3	36	—	374	8	382
Other ongoing business			178	6	(14)	170	333	503
Asbestos and environmental [1]			495	—	—	495	1,789	2,284
Other operations [1]			362	158	—	520	41	561
Total P&C	$65,265	$(45,216)	$5,873	$1,043	$(347)	$26,618	$6,465	$33,083
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
The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $300 of losses to the Navigators ADC even though $209 of that benefit has been recorded as a deferred gain within other liabilities. The $300 of Navigators Insurers losses ceded to the Navigators ADC and reflected in the following triangles include $95 for professional liability,$105 for general liability, $38 for marine, $27 for assumed reinsurance, $14 for commercial automobile, $3 for commercial property, and $1 for bond. The triangles do not include $17of losses ceded to the Navigators ADC related to older accident years and lines of business not in the triangles.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. Incurred but not reported ("IBNR") reserves shown in loss triangles include reserves for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2022.
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$2,020	$1,981	$1,920	$1,883	$1,861	$1,861	$1,850	$1,831	$1,811	$1,809	$337	151,592
2014		1,869	1,838	1,789	1,761	1,713	1,692	1,679	1,654	1,637	353	126,371
2015			1,873	1,835	1,801	1,724	1,714	1,699	1,667	1,645	376	114,224
2016				1,772	1,772	1,780	1,767	1,748	1,708	1,670	419	112,486
2017					1,862	1,869	1,840	1,822	1,757	1,665	504	112,070
2018						1,916	1,917	1,915	1,904	1,870	608	119,284
2019							1,937	1,935	1,934	1,934	722	120,104
2020								1,865	1,864	1,849	937	91,187
2021									1,831	1,832	1,012	100,954
2022										2,000	1,414	105,013
Total										$17,911

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$304	$675	$917	$1,071	$1,175	$1,260	$1,304	$1,339	$1,361	$1,382
2014		275	598	811	960	1,041	1,099	1,137	1,167	1,191
2015			261	576	778	909	1,004	1,068	1,117	1,151
2016				255	579	779	908	1,003	1,064	1,110
2017					261	575	778	900	977	1,035
2018						283	624	837	983	1,090
2019							291	637	856	1,007
2020								223	507	695
2021									254	562
2022										293
Total										$9,516

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$455	$442	$456	$484	$488	$502	$505	$508	$500	$503	$36	15,217
2014		506	475	481	494	513	522	515	505	510	50	16,445
2015			556	560	554	594	633	647	637	647	67	16,621
2016				613	583	607	632	632	620	636	58	17,666
2017					626	614	613	615	613	615	105	17,168
2018						692	669	697	703	728	212	18,502
2019							822	827	822	840	379	17,914
2020								938	923	923	625	13,204
2021									1,002	991	804	10,791
2022										1,116	1,045	8,186
Total										$7,509

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$13	$53	$141	$233	$320	$372	$398	$422	$442	$457
2014		15	42	130	214	304	358	402	423	437
2015			10	55	156	278	409	477	524	547
2016				12	52	131	283	368	446	513
2017					15	67	156	255	344	441
2018						21	83	177	288	409
2019							29	100	192	339
2020								45	110	202
2021									34	115
2022										26
Total										$3,486

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves [1]	Claims Reported
2013	$147	$151	$133	$134	$138	$133	$136	$138	$137	$137	$(2)	7,362
2014		162	158	155	162	161	166	164	168	167	3	7,493
2015			157	144	144	146	131	136	137	140	1	10,353
2016				138	141	136	145	147	144	146	(15)	13,592
2017					159	185	172	171	177	180	(5)	16,109
2018						143	159	152	159	165	(16)	14,165
2019							143	141	139	134	3	8,562
2020								149	141	137	12	5,019
2021									129	128	40	4,847
2022										142	83	3,549
Total										$1,476
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$41	$81	$99	$110	$117	$119	$124	$131	$132	$133
2014		40	80	115	129	149	154	157	159	162
2015			39	84	114	124	132	138	139	140
2016				35	79	104	120	130	138	141
2017					47	109	140	151	160	172
2018						36	103	137	146	154
2019							35	82	100	110
2020								31	68	90
2021									25	63
2022										27
Total										$1,192

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$579	$565	$573	$585	$586	$592	$586	$587	$583	$582	$20	43,716
2014		566	578	601	602	603	603	593	581	576	24	43,483
2015			582	588	585	583	588	581	567	564	22	42,330
2016				655	638	632	625	611	595	591	36	44,224
2017					695	702	692	657	644	637	48	46,771
2018						719	724	688	667	655	78	45,088
2019							813	769	749	744	116	43,573
2020								915	893	877	245	62,208
2021									946	954	309	46,012
2022										1,038	532	37,966
Total										$7,218

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$225	$339	$414	$467	$504	$522	$541	$549	$552	$556
2014		226	345	416	468	507	525	535	542	545
2015			212	332	383	445	486	505	513	530
2016				225	353	410	465	500	521	540
2017					235	372	447	496	534	561
2018						237	402	451	498	537
2019							254	413	488	571
2020								326	493	573
2021									368	556
2022										319
Total										$5,288

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$267	$252	$254	$252	$249	$247	$247	$247	$247	$247	$—	21,690
2014		293	281	282	279	279	280	280	279	279	(1)	21,119
2015			298	301	302	301	305	303	301	301	1	21,143
2016				405	418	398	405	407	407	404	—	24,085
2017					576	515	455	438	440	437	2	24,719
2018						450	436	423	403	400	4	21,907
2019							480	439	418	420	(3)	21,098
2020								501	468	439	64	20,511
2021									530	499	74	18,188
2022										496	183	15,326
Total										$3,922

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$161	$223	$238	$243	$242	$244	$245	$245	$244	$244
2014		170	250	270	279	279	279	279	280	280
2015			178	257	284	295	301	303	301	301
2016				214	341	377	394	400	405	405
2017					228	377	411	426	432	438
2018						187	344	378	385	393
2019							215	351	383	405
2020								221	336	355
2021									241	382
2022										180
Total										$3,383

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$311	$318	$334	$341	$340	$339	$336	$334	$333	$332	$5	34,172
2014		309	317	331	337	341	334	333	332	332	5	30,096
2015			308	358	372	356	356	359	360	358	7	28,587
2016				385	393	390	391	391	395	395	7	29,201
2017					372	383	379	383	381	394	4	26,384
2018						349	396	405	406	424	27	24,733
2019							425	439	450	460	61	28,473
2020								428	424	419	149	21,963
2021									440	443	252	19,623
2022										468	341	17,849
Total										$4,025

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$62	$130	$202	$259	$295	$311	$320	$323	$324	$326
2014		59	131	197	252	299	309	318	320	325
2015			62	142	207	267	314	335	344	348
2016				65	147	232	303	339	357	379
2017					60	134	211	285	328	368
2018						62	153	238	305	360
2019							67	160	247	327
2020								55	119	200
2021									55	127
2022										64
Total										$2,824

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2020	2021	2022	IBNR Reserves	Claims Reported
2020	$51	$51	$50	$1	14,727
2021		58	62	1	15,436
2022			69	4	15,100
Total			$181

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2020	2021	2022
2020	$45	$50	$49
2021		51	61
2022			59
Total			$169

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$207	$195	$186	$174	$173	$173	$171	$170	$168	$165	$11	5,983
2014		187	183	181	177	178	181	181	172	168	9	6,740
2015			164	174	179	189	212	205	198	195	(3)	7,254
2016				183	176	202	195	193	194	192	13	8,421
2017					205	202	230	224	238	242	37	9,527
2018						247	278	274	274	269	24	10,138
2019							297	315	333	350	115	9,809
2020								369	364	337	185	7,945
2021									339	343	262	6,728
2022										348	306	5,896
Total										$2,609

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$10	$44	$67	$87	$116	$131	$137	$142	$147	$148
2014		7	38	74	107	130	134	146	145	150
2015			9	40	85	107	124	140	163	174
2016				8	50	88	110	123	146	165
2017					11	48	87	122	150	179
2018						15	72	128	163	197
2019							21	77	148	199
2020								19	71	118
2021									15	55
2022										18
Total										$1,403

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$64	$58	$55	$48	$49	$39	$35	$34	$34	$29	$9	1,470
2014		71	67	66	67	59	59	60	60	64	12	1,389
2015			67	67	63	60	54	48	47	42	17	1,404
2016				61	61	61	55	51	45	37	16	1,341
2017					63	90	101	94	79	70	26	1,775
2018						68	68	72	71	70	40	1,714
2019							72	73	74	73	57	1,860
2020								83	84	79	54	2,101
2021									85	85	67	2,561
2022										86	73	1,991
Total										$635

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$3	$9	$17	$19	$19	$19	$20	$20	$20	$20
2014		18	31	40	43	43	44	46	47	52
2015			9	20	24	31	34	32	30	25
2016				2	12	15	20	22	22	22
2017					5	46	55	54	42	43
2018						6	16	23	24	29
2019							3	13	15	16
2020								4	12	21
2021									8	21
2022										11
Total										$260

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves [1]	Claims Reported
2013	$115	$119	$102	$105	$102	$102	$103	$103	$103	$103	$—	1,668
2014		119	142	121	118	115	116	116	115	115	(1)	1,814
2015			102	91	94	94	95	96	95	95	—	1,585
2016				88	90	98	100	101	101	102	(5)	1,766
2017					129	153	161	156	152	155	(2)	2,213
2018						128	126	128	133	135	(14)	2,412
2019							181	188	185	189	19	2,804
2020								183	180	186	55	2,157
2021									191	195	49	1,484
2022										266	154	712
Total										$1,541
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$53	$83	$91	$98	$100	$101	$102	$102	$103	$103
2014		66	119	106	109	112	113	114	115	115
2015			42	64	77	83	91	93	94	95
2016				36	66	84	90	95	97	98
2017					44	116	135	144	147	149
2018						25	111	132	138	141
2019							62	131	152	158
2020								49	89	113
2021									46	101
2022										60
Total										$1,133

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$1,131	$1,145	$1,144	$1,153	$1,152	$1,153	$1,157	$1,156	$1,155	$1,155	$5	205,487
2014		1,146	1,153	1,198	1,200	1,199	1,202	1,201	1,199	1,199	5	209,024
2015			1,195	1,340	1,338	1,330	1,331	1,328	1,324	1,320	3	216,901
2016				1,407	1,402	1,393	1,397	1,395	1,386	1,384	5	215,855
2017					1,277	1,275	1,228	1,214	1,200	1,198	9	187,545
2018						1,108	1,104	1,072	1,058	1,056	28	156,258
2019							1,018	1,010	991	986	52	139,641
2020								805	782	775	106	96,438
2021									881	886	224	100,945
2022										928	423	99,686
Total										$10,887

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$442	$816	$1,002	$1,091	$1,121	$1,135	$1,142	$1,144	$1,148	$1,149
2014		430	843	1,032	1,125	1,165	1,182	1,186	1,190	1,192
2015			475	935	1,142	1,243	1,292	1,304	1,310	1,313
2016				505	968	1,188	1,308	1,345	1,363	1,373
2017					441	836	1,033	1,123	1,161	1,180
2018						359	710	888	965	1,011
2019							323	654	816	897
2020								238	486	615
2021									247	553
2022										301
Total										$9,584

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2020	2021	2022	IBNR Reserves	Claims Reported
2020	$349	$346	$342	$1	211,066
2021		412	413	2	225,425
2022			533	(5)	224,117
Total			$1,288

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2020	2021	2022
2020	$333	$341	$341
2021		388	411
2022			498
Total			$1,250

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$673	$638	$637	$634	$632	$630	$629	$630	$629	$629	$1	113,556
2014		710	707	702	700	698	698	698	698	698	—	121,927
2015			690	703	690	684	684	684	684	684	1	120,010
2016				669	673	663	658	658	658	658	1	119,810
2017					866	889	884	783	775	774	7	124,761
2018						903	910	673	642	639	(1)	102,870
2019							501	475	470	468	6	84,721
2020								525	512	513	20	88,347
2021									502	501	28	76,720
2022										499	113	57,936
Total										$6,063

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$467	$590	$611	$622	$626	$627	$628	$628	$628	$629
2014		526	663	684	691	695	697	697	698	698
2015			487	645	665	674	680	681	681	682
2016				481	621	640	649	653	655	656
2017					538	747	795	757	761	762
2018						484	712	616	619	627
2019							318	425	445	458
2020								335	454	478
2021									305	440
2022										298
Total										$5,728
Property and casualty reserves, including IBNR
The Company estimates ultimate losses and allocated loss adjustment expenses by accident year. IBNR represents the excess of estimated ultimate loss reserves over case reserves. The process to estimate ultimate losses and loss adjustment expenses is an integral part of the Company's reserve setting. Reserves for allocated and unallocated loss adjustment expenses are generally established separate from the reserves for losses.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated ultimate losses and loss adjustment expenses. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
For both short-tail and long-tail lines of business, an expected loss ratio ("ELR") is used to record initial reserves. This ELR is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year is initially recorded as the product of the ELR for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the ELR for the period and the earned premium for the period, less reported losses for the period. For certain short-tailed lines of business, including commercial property, homeowners, and automobile physical damage, IBNR amounts in the above loss development triangles are negative in certain accident years due to anticipated salvage and subrogation recoveries on paid losses.
As losses for a given accident year emerge or develop in subsequent periods, reserving actuaries use other methods to estimate ultimate unpaid losses in addition to the ELR method. These primarily include paid and reported loss development methods, frequency/severity techniques and the Bornhuetter-Ferguson method (a combination of the ELR and paid development or reported development method). Within any one line of business, the methods that are given more weight vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to as actuarial indications.
Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the ELR method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for automobile liability. The Berquist-Sherman technique is also used for automobile liability, marine and assumed reinsurance. For most lines, reserves for allocated loss adjustment expenses ("ALAE"), or those expenses related to specific claims) are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. For most of the lines acquired through the Navigators Group book of business, loss and ALAE are reviewed on a combined basis. Reserves for ULAE are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance [1]
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	15.1%	18.4%	12.0%	8.0%	5.4%	3.8%	2.6%	2.0%	1.3%	1.2%
General liability	2.8%	7.5%	13.9%	18.0%	16.6%	11.9%	7.9%	4.2%	3.4%	2.8%
Marine	24.2%	31.3%	17.5%	7.7%	6.4%	4.1%	2.0%	2.7%	1.0%	0.6%
Package business	36.8%	21.1%	10.3%	9.2%	6.4%	3.4%	2.4%	1.9%	0.5%	0.7%
Commercial property	52.4%	30.1%	7.4%	3.4%	1.1%	0.8%	0.1%	—%	—%	—%
Commercial automobile liability	15.4%	19.7%	19.9%	17.2%	11.8%	5.8%	3.4%	0.9%	0.8%	0.5%
Commercial automobile physical damage	85.3%	12.7%	(0.4%)
Professional liability	5.0%	17.4%	18.6%	13.9%	11.7%	8.7%	8.1%	2.7%	3.2%	0.3%
Bond	11.3%	22.6%	12.3%	6.1%	0.4%	(0.4%)	(0.1%)	(2.9%)	4.1%	(1.1%)
Assumed Reinsurance	34.1%	36.0%	9.9%	5.1%	3.5%	1.6%	1.4%	0.3%	0.4%	0.2%
Personal automobile liability	34.1%	33.5%	16.2%	7.8%	3.3%	1.3%	0.6%	0.2%	0.3%	0.1%
Personal automobile physical damage	94.9%	4.0%	(0.1%)
Homeowners	69.3%	24.4%	1.6%	0.5%	0.7%	0.2%	0.1%	—%	0.1%	—%
[1]Negative percentages are generally due to salvage, subrogation or other recoveries.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2022	2021	2020
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,210	$8,233	$8,256
Reinsurance recoverables [1]	245	237	247
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,965	7,996	8,009
Provision for unpaid losses and loss adjustment expenses
Current incurral year	4,853	5,021	4,511
Prior year's discount accretion	202	201	209
Prior incurral year development [2]	(381)	(458)	(445)
Total provision for unpaid losses and loss adjustment expenses [3]	4,674	4,764	4,275
Payments
Current incurral year	(2,456)	(2,631)	(2,288)
Prior incurral years	(2,268)	(2,164)	(2,000)
Total payments	(4,724)	(4,795)	(4,288)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,915	7,965	7,996
Reinsurance recoverables	245	245	237
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,160	$8,210	$8,233
[1]Includes a cumulative effect adjustment of $(1) in 2020 representing an adjustment to the ACL recorded on adoption of accounting guidance for credit losses on January 1, 2020. See Note 1 - Basis of Presentation and Significant Accounting Policies.
[2]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[3]Includes unallocated loss adjustment expenses of $185, $179 and $178 for the years ended December 31, 2022, 2021 and 2020, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2022			2021			2020
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,124			$8,176			$8,380
Amount of discount	(1,205)			(1,304)			(1,353)
Carrying value of liability for unpaid losses and loss adjustment expenses	$6,919			$6,872			$7,027
Weighted average discount rate	3.2%			3.3%			3.4%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
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
2022 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $325 largely driven by group long-term disability claim incidence lower than prior assumptions, strong recoveries on prior incurral year claims and higher estimated claim termination rates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $50 largely driven by continued low incidence in group life premium waiver as well as a reduction in estimated excess mortality losses incurred in fourth quarter 2021.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $6 driven by lower-than-previously expected claim incidence.
2021 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $380 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims, and by a New York Paid Family Leave risk adjustment benefit.
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
2020 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $365 largely driven by group long-term disability lower claim incidence and higher recoveries on prior incurral year claims, and a New York Paid Family Leave risk adjustment benefit.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2022

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,081	$(8,142)	$1,510	$193	$(1,107)	$6,535	$231	$6,766
Group life and accident, excluding premium waiver	6,509	(5,946)	161	5	(15)	714	7	721
Group short-term disability			126	8	—	134	—	134
Group life premium waiver			565	13	(83)	495	2	497
Group supplemental health			37	—		37	5	42
Total Group Benefits	$20,590	$(14,088)	$2,399	$219	$(1,205)	$7,915	$245	$8,160
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
Changes in reserve development evident in the incurred loss triangles differ from prior accident year development recorded by the Company as shown in the reserve rollforward above as the triangles are presented on an undiscounted basis and exclude ULAE.
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR Reserves	Claims Reported
2013	$1,660	$1,479	$1,429	$1,429	$1,416	$1,413	$1,399	$1,385	$1,378	$1,376	$—	30,655
2014		1,636	1,473	1,430	1,431	1,431	1,408	1,395	1,389	1,382	—	31,808
2015			1,595	1,442	1,422	1,420	1,401	1,385	1,380	1,380	—	32,597
2016				1,651	1,481	1,468	1,437	1,417	1,409	1,401	—	33,313
2017					1,597	1,413	1,358	1,316	1,304	1,296	—	30,996
2018						1,647	1,387	1,309	1,277	1,276	1	28,428
2019							1,650	1,424	1,327	1,284	1	27,436
2020								1,686	1,407	1,323	5	25,793
2021									1,768	1,521	31	26,754
2022										1,842	962	16,039
Total										$14,081

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$102	$443	$664	$791	$881	$954	$1,016	$1,067	$1,113	$1,153
2014		103	448	675	801	884	960	1,025	1,079	1,122
2015			108	460	687	806	891	962	1,025	1,078
2016				112	479	705	819	907	981	1,043
2017					109	452	658	757	842	911
2018						105	447	639	743	827
2019							101	454	650	751
2020								100	458	663
2021									101	493
2022										101
Total										$8,142
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2020	2021	2022	IBNR Reserves	Claims Reported
2020	$2,072	$2,072	$2,083	$11	61,848
2021		2,384	2,365	30	68,539
2022			2,061	375	56,171
Total			$6,509

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2020	2021	2022
2020	$1,524	$2,033	$2,064
2021		1,764	2,320
2022			1,562
Total			$5,946
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.5%	26.1%	15.8%	8.4%	6.4%	5.3%	4.5%	3.8%	3.2%	2.9%
Group life and accident, excluding premium waiver	74.6%	24.0%	1.4%
12. RESERVE FOR FUTURE POLICY BENEFITS

Changes in Reserves for Future Policy Benefits [1]
	For the years ended December 31,
	2022	2021
Beginning liability balance	$596	$638
Incurred	102	61
Paid	(119)	(94)
Change in unrealized investment gains and losses	(18)	(9)
Ending liability balance	$561	$596
Ending reinsurance recoverable asset	$29	$22
[1]Reserve for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities, which are in the Corporate category.
13. DEBT
The Company’s long-term debt securities are issued by Hartford Financial Services Group, Inc. ("HFSG Holding Company"), are unsecured obligations of HFSG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company.
Debt is carried net of discount and issuance cost.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 13 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Long-term Debt by Issuance

	As of December 31,
	2022	2021
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
2.9% Notes, due 2051	600	600
Junior Subordinated Debentures
7.875% Notes, due 2042	—	600
3 Month LIBOR + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	4,482	5,082
Unamortized discount and debt issuance cost [2]	(125)	(138)
Total Debt	4,357	4,944
Less: Current maturities	—	—
Long-Term Debt	$4,357	$4,944
[1]In April 2017, the Company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%.
[2]This amount includes unamortized discount of $72 and $74 as of December 31, 2022 and 2021, respectively, on the 6.1% Notes, due 2041.
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
On March 30, 2020, The Hartford repaid at maturity the $500 principal amount of its 5.5% senior notes.
Junior Subordinated Debentures
Junior Subordinated Debentures by Issuance as of December 31, 2022

Issue	3 Month LIBOR + 2.125%
Face Value	$500
Interest Rate [1]	3 Month LIBOR + 2.125%	[2]
Call Date	February 15, 2022	[3]
Final Maturity	February 12, 2067
[1]Payable quarterly in arrears.
[2]Debentures were issued on the original call date of February 15, 2017. The interest rate is variable and resets quarterly. In April 2017, the company entered into an interest rate swap agreement expiring February 15, 2027 to effectively convert the interest payments for the 3 Month LIBOR + 2.125% debenture into fixed interest payments of approximately 4.39%.
[3]Although the original call date was February 15, 2017, a Replacement Capital Covenant associated with the debenture prohibits the Company from redeeming all or any portion of the notes on or prior to February 15, 2022, unless consent from covered bondholders is obtained.
On April 15, 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.
The 3 Month LIBOR plus 2.125% debentures are unsecured, subordinated and junior in right of payment and upon liquidation to all of the Company’s existing and future senior indebtedness. In addition, the debentures are effectively subordinated to all of the Company’s subsidiaries’ existing and future indebtedness and other liabilities, including obligations to policyholders. The debentures do not limit the Company’s or the Company’s subsidiaries’ ability to incur additional debt, including debt that ranks senior in right of payment and upon liquidation to the debentures.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 13 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
upon liquidation, dissolution or winding up equally with or junior to the debentures, subject to certain limited exceptions.
The Company may elect to redeem the 3 Month LIBOR plus 2.125% debentures in whole or in part on or after the call date for the principal amount being redeemed plus accrued and unpaid interest to the date of redemption.
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
The U.K. Financial Conduct Authority ("FCA") announced that publication of U.S. dollar LIBOR on a representative basis would cease immediately after June 30, 2023. The Company continues to monitor the potential impacts of the discontinuation of LIBOR, which is used as a benchmark or reference rate for certain investments and derivatives the Company owns, and floating rate debt the Company has issued. Uncertainties and risks relating to the transition from LIBOR have been reduced by the federal Adjustable Interest Rate (LIBOR) Act, which addresses replacement of LIBOR in certain contracts governed by U.S. law (including the law of any U.S. state), including the 3 Month LIBOR plus 2.125% debenture.

Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2022

2023 - Current maturities	$—
2024	$—
2025	$—
2026	$—
2027	$—
Thereafter	$4,482
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
As of December 31, 2022, no borrowings were outstanding, no letters of credit were issued under the 2022 Credit Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit Facilities
On November 5, 2020, The Hartford entered into a committed credit facility agreement with a syndicate of lenders (the “Club Facility”). The Club Facility had two tranches with one tranche extending a $104 commitment and the other tranche extending a £85 million ($115 as of December 31, 2021) commitment. In addition, on November 5, 2020, The Hartford entered into a non-committed $25 credit facility with a lender (the “Bilateral Facility”). The term of both of these facilities was two years. The purpose of these facilities was to issue letters of credit that may be treated as Funds at Lloyd’s to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate 1221 for the 2021 and 2022 underwriting years of account (and prior open years). As of December 31, 2021, letters of credit with an aggregate face amount of $104 and £68 million, or $92, were outstanding under the Club Facility and no letters of credit were outstanding under the Bilateral Facility.
On November 1, 2022, The Hartford amended and restated its Club Facility agreement. The Club Facility has two tranches, with one tranche extending a $74 commitment and the other tranche extending a £79 million ($95 as of December 31, 2022) commitment. The term of the facility is two years. The purpose of this facility is to issue letters of credit that may be treated as Funds at Lloyd’s to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate 1221 for the 2023 and 2024 underwriting years of account (and prior open years). As of December 31, 2022, letters of credit with an aggregate face amount of $74 and £79 million, or $95, were outstanding under the Club Facility. The Bilateral Facility agreement terminated on November 5, 2022.
Among other covenants, the Club Facility contains financial covenants regarding The Hartford’s consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd’s, consistent with Lloyd’s requirements. As of December 31, 2022, The Hartford was in compliance with all financial covenants of the facility.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company ("HLA"), are members of the Federal Home Loan Bank of Boston ("FHLBB"). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 13 - Debt
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. Acceptable forms of collateral include real estate backed fixed maturities and mortgage loans and the amount of advances that can be taken is limited to a percentage of the fair value of the assets that ranges from a high of 97% for US government-backed fixed maturities maturing within 3 years to a low of 40% for A-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2023. The pledge limit is determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2022, there were no advances outstanding under the FHLBB facility.
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matter described below, these actions include putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, and life. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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
The Company and its subsidiaries deny the allegations and continue to vigorously defend these suits. The Hartford Writing Companies maintain that they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the clear terms of the applicable insurance policies. Although the policy terms vary depending, among other things, upon the size, nature, and location of the policyholder’s business, in general, the claims at issue in these lawsuits were denied because the claimant identified no direct physical damage or loss to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical damage or loss in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. In addition, the vast majority of the policies at issue expressly exclude from coverage any loss caused directly

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Commitments and Contingencies
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some complaints may be amended, some have been dismissed voluntarily and may be refiled, while many have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. More than 60 policyholders have appealed dismissals in favor of the Hartford Writing Companies. To date, The Hartford Writing Companies have received fourteen appellate affirmances of trial court decisions in the Hartford Writing Companies' favor, including decisions from the Second, Fifth, Sixth, Seventh, Eighth, Ninth and Eleventh Circuit Courts of Appeal, as well as from one state supreme court and two state appellate courts. The remainder of the Hartford Writing Companies' appeals are at various stages of the appellate process or have been remanded to the trial court for further proceedings. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
Run-off Asbestos and Environmental Claims
The Company continues to receive A&E claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to Run-off A&E reported within the P&C Other Operations segment. In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments, respectively.
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
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages against insureds, emerging risks such as per-and polyfluoroalkyl substances ("PFAS"), the risks inherent in major litigation, inconsistent and emerging legal doctrines concerning the existence and scope of coverage for environmental claims, and the scope and level of complexity of the remediation required by regulators.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Commitments and Contingencies
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
For its Run-off A&E, as of December 31, 2022, the Company reported $390 of net asbestos and environmental reserves, including the benefit of losses ceded to the A&E ADC. In addition, the Company has recorded a $594 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement with NICO reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2022, the Company has incurred $1,244 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, leaving $256 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses.
Unfunded Commitments
As of December 31, 2022, the Company has outstanding commitments totaling $2.8 billion, of which $2.1 billion is primarily committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The funding of purchase investments in limited partnerships and other alternative investments are at the discretion of the general partner or manager and may be called at any time. Additionally, $335 of the outstanding commitments relate to various funding obligations primarily associated with private debt. The remaining outstanding commitments of $351 relate to mortgage loans. Of the $2.8 billion in total outstanding commitments, $66 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2022 and 2021 the liability balance was $82 and $74, respectively. As of December 31, 2022 and 2021, there were $1 and $0 of premium tax offsets related to guaranty fund or other insurance-related assessments.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2022 was $8 for which the legal entities have posted collateral of $8 in the normal course of business. Based on derivative contractual terms as of December 31, 2022, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Guarantees
In the ordinary course of selling businesses or entities to third parties, the Company has agreed to indemnify purchasers for losses arising subsequent to the closing due to breaches of representations and warranties with respect to the business or entity being sold or with respect to covenants and obligations of the Company and/or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. The Company does not expect to make any material payments on these guarantees and is not carrying any material liabilities associated with these guarantees.
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
The LCL for Talcott Guarantees is calculated for the estimated amount payable under guaranteed contracts multiplied by the probability of default and the amount of loss given a default. The probability of default is assigned by credit rating of the applicable insurance company that issued the contract and is based on historical insurance industry defaults for liabilities with similar durations estimated through multiple economic cycles. Credit ratings are current and forward-looking and consider a variety of economic outcomes. Because annuities represent the majority of the contracts issued, the loss given default factors are based on a historical study of annuity policyholder recoveries from insolvent estate assets. The Company's exposure is expected to run off over a period that will include more than one economic cycle.
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. In 2020, the LCL increased to $26 primarily due to the increasing impacts of COVID-19. In 2021, the LCL decreased to $25 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts as well as lessening expected impacts of COVID-19 relative to prior assumptions. During 2022, the LCL decreased to $22 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts. The Company has never experienced a loss on financial guarantees similar to the Talcott Guarantees and we believe the risk of loss is remote.
15. EQUITY
Equity Repurchase Program
In July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. As of December 31, 2022, the Company has $2.75 billion remaining for equity repurchases under this share repurchase program.
The Hartford's $3.0 billion equity repurchase program authorized by its Board of Directors in December 2020, expired on December 31, 2022. During the year ended December 31, 2022 and 2021, the Company repurchased $1.6 billion (22.3 million shares) and $1.7 billion (25.9 million shares), respectively, of common stock under these repurchase programs. During the period from January 1, 2023 through February 23, 2023, the Company repurchased $209 (2.7 million shares) under these repurchase programs.
The timing of any repurchases of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
Under The Hartford’s previous $1.0 billion share repurchase program authorized by its Board of Directors in February 2019 and which expired on December 31, 2020, the Company repurchased 2.7 million shares for $150 during the year ended 2020.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Equity
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
U.S. Statutory Net Income

	For the years ended December 31,
	2022	2021	2020
Group Benefits Insurance Subsidiary	$378	$32	$310
Property and Casualty Insurance Subsidiaries	1,514	1,774	1,598
Total	$1,892	$1,806	$1,908
U.S. Statutory Capital

	As of December 31,
	2022	2021
Group Benefits Insurance Subsidiary	$2,571	$2,410
Property and Casualty Insurance Subsidiaries	12,111	11,914
Total	$14,682	$14,324
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
payment of dividends. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiaries, regulatory capital requirements, liquidity requirements and state deposit requirements of the individual operating company.
In 2022, the Company received $240 of dividends from HLA and $157 from Hartford Funds. In addition, HFSG Holding Company received $1.4 billion of net dividends from P&C subsidiaries in 2022 which excludes $395 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holding Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have regulatory dividend capacity of $1.8 billion for 2023, and expects available net dividends to the HFSG Holding Company of $1.5 billion after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes. The HFSG Holding Company expects to receive approximately $1.5 billion of net dividends from the Company's property and casualty insurance subsidiaries in 2023.
HLA has regulatory dividend capacity of $408 in 2023 with approximately $400 of dividends expected in 2023.
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
As of December 31, 2022, the Company's insurance subsidiaries had net assets of $12.9 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval.
16. INCOME TAXES
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income before income taxes included income from domestic operations of $2,256, $2,910 and $2,222 for the years ended December 31, 2022, 2021 and 2020, and income (losses) from foreign operations of $2, $(14) and $(102) for the years ended December 31, 2022, 2021 and 2020.
Income Tax Expense

	For the years ended December 31,
	2022	2021	2020
Income tax expense (benefit)
Current - U.S. federal	$550	$486	$410
Foreign	(1)	2	—
Total current	549	488	410
Deferred - U.S. federal	(124)	49	(20)
Foreign	18	(6)	(7)
Total deferred	(106)	43	(27)
Total income tax expense	$443	$531	$383

Income Tax Rate Reconciliation

	For the years ended December 31,
	2022	2021	2020
Tax provision at U.S. federal statutory rate	$474	$608	$445
Nontaxable net investment income	(29)	(67)	(57)
Other	(2)	(10)	(5)
Provision for income taxes	$443	$531	$383
Deferred Taxes
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $4, $4 and $3 for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards, because the Company does not expect to earn state taxable income to utilize such state tax benefits.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Tax Assets (Liabilities)

	As of December 31,
	2022	2021
Deferred tax assets
Loss reserves and tax discount	$449	$386
Unearned premium reserve and other underwriting related reserves	442	406
Investment-related items	—	8
Employee benefits	167	225
Net unrealized losses on investments	668	—
Net operating loss carryover	37	29
Other	19	—
Total deferred tax assets	1,782	1,054
Valuation allowance	(27)	(7)
Deferred tax assets, net of valuation allowance	1,755	1,047
Deferred tax liabilities
Deferred acquisition costs	(146)	(129)
Investment-related items	(48)	—
Net unrealized gains on investments	—	(428)
Other depreciable and amortizable assets	(112)	(216)
Other	—	(4)
Total deferred tax liabilities	(306)	(777)
Net deferred tax asset	$1,449	$270
As of December 31, 2022, the Company has a deferred tax asset for foreign net operating losses of $37 partially offset by a valuation allowance of $27. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences, the ability to hold assets to recovery, and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2022	2021	2020
Balance, beginning of period	$16	$15	$14
Gross increases - tax positions in current period	6	6	1
Lapse of statute of limitations	—	(5)	—
Balance, end of period	$22	$16	$15

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. In 2021, the Company recognized $5 of its previously unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018. This liability was subject to a tax indemnification agreement and a corresponding receivable included in other assets has been taken down upon lapse of the statute of limitations.
Other Tax Matters
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which is generally effective for years beginning after December 31, 2022. Notably, the bill created a 15% corporate alternative minimum tax (“CAMT”) on corporations with three-year average financial statement income over $1 billion. The Internal Revenue Service has issued limited preliminary guidance. The Company has made certain interpretations and assumptions to comply with the CAMT. While the Company's financial statement income is over $1 billion, it is not expected the Company would have a CAMT liability. If CAMT is paid in the future, the amount would be indefinitely available as a credit carryforward that would reduce tax in future years and would be treated as a temporary item reflected within deferred taxes.
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
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest expense of $1 in the year ended December 31, 2022 and net interest income of $1 and $1 for the years ended December 31, 2021 and 2020. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2022

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,616	$(2)	$6	$41	$(1,489)	$172
OCI before reclassifications	(5,611)	(6)	56	(13)	119	(5,455)
Amounts reclassified from AOCI	282	—	(13)	—	62	331
OCI, before tax	(5,329)	(6)	43	(13)	181	(5,124)
Income tax benefit (expense)	1,119	1	(9)	3	(38)	1,076
OCI, net of tax	(4,210)	(5)	34	(10)	143	(4,048)
Ending balance	$(2,594)	$(7)	$40	$31	$(1,346)	$(3,876)

Changes in AOCI, Net of Tax for the Year Ended December 31, 2021

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170
OCI before reclassifications	(1,307)	—	28	(3)	219	(1,063)
Amounts reclassified from AOCI	(234)	—	(36)	—	70	(200)
OCI, before tax	(1,541)	—	(8)	(3)	289	(1,263)
Income tax benefit (expense)	323	—	2	1	(61)	265
OCI, net of tax	(1,218)	—	(6)	(2)	228	(998)
Ending balance	$1,616	$(2)	$6	$41	$(1,489)	$172
Changes in AOCI, Net of Tax for the Year ended December 31, 2020

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Loss on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,684	$(3)	$9	$34	$(1,672)	$52
OCI before reclassifications	1,627	1	30	11	(117)	1,552
Amounts reclassified from AOCI	(171)	—	(26)	—	60	(137)
OCI, before tax	1,456	1	4	11	(57)	1,415
Income tax benefit (expense)	(306)	—	(1)	(2)	12	(297)
OCI, net of tax	1,150	1	3	9	(45)	1,118
Ending balance	$2,834	$(2)	$12	$43	$(1,717)	$1,170

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Net Unrealized Gain on Fixed Maturities
Fixed maturities, AFS	$(282)	$234	$171	Net realized gains (losses)
	(282)	234	171	Total before tax
	(59)	49	36	Income tax expense
	$(223)	$185	$135	Net income
Net Gains (Losses) on Cash Flow Hedging Instruments
Interest rate swaps	$6	$41	$29	Net investment income
Interest rate swaps	(2)	(10)	(7)	Interest expense
Foreign currency swaps	—	—	(1)	Net realized gains (losses)
Foreign currency swaps	9	5	5	Net investment income
	13	36	26	Total before tax
	3	8	5	Income tax expense
	$10	$28	$21	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(69)	(77)	(67)	Insurance operating costs and other expenses
	(62)	(70)	(60)	Total before tax
	(13)	(15)	(13)	Income tax expense
	(49)	(55)	(47)	Net income
Total amounts reclassified from AOCI	$(262)	$158	$109	Net income
18. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions related to employee compensation in excess of the amount of eligible compensation that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately
$142, $147 and $153 for the years ended December 31, 2022, 2021 and 2020, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2022, 2021 and 2020 for these plans was immaterial.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
qualified and Canadian defined benefit plan are referred to as "Other Pension Plans".
The U.S. Pension Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances. Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The interest crediting rate on the cash balance plan is the greater of the average annual yield on 10-year U.S. Treasury Securities published in December of the prior calendar year or 3.3%. The Hartford Excess Pension Plan I and The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plans for certain highly compensated employees, are also frozen.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plans and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The yield curve used to determine the discount rate is based on high-quality fixed income investments consistent with the highest yields grouped by duration. Based on all available market and industry information, it was determined that 5.43% and 5.39% were the appropriate discount rates as of December 31, 2022 to calculate the Company’s U.S. Pension Plan and other postretirement obligations, respectively.
The expected long-term rate of return considers the actual compound rates of return earned over various historical time periods. The Company also considers the plan's funded status, the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. For the pension plan, the Company has assumed an allocation of approximately 73% in fixed income securities and 27% in non-fixed income securities (global equities, hedge funds and private market alternatives) in its assumed expected long-term rate of return for the year ended December 31, 2022, whereas the Company anticipated an allocation of 65% in fixed income securities and 35% in non-fixed income securities to derive an expected long-term rate of return for the year ended December 31, 2021. For the other postretirement plans, the Company has assumed an allocation of approximately 75% in fixed income securities and 25% in non-fixed income securities in its assumptions for the years ended December 31, 2022 and 2021. Based upon these analyses, management determined the long-term rate of return assumption to be 5.10% and 4.80% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2022 and 5.40% and 4.90% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2021. To determine the Company's 2023 expense, the Company has assumed an allocation of 81% in fixed income securities and 19% in non-fixed income securities for the pension plan and an allocation of 100% in fixed income securities for the postretirement plans, contributing to an expected long-term rate of return on plan assets of 6.10% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations, respectively.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	For the years ended December 31,
	2022	2021	2020
Weighted Average Assumptions used to determine benefit obligations
Discount rate:
U.S. Pension Plan	5.43%	2.91%	2.65%
Other Pension Plans	5.40%	2.83%	2.51%
Other postretirement benefits	5.39%	2.72%	2.36%
Interest crediting rate on cash balance plan	3.89%	3.30%	3.30%
Weighted Average Assumptions used to determine net periodic benefit costs:
Discount rate:
U.S. Pension Plan	2.91%	2.66%	3.33%
Other Pension Plans	2.83%	2.52%	3.25%
Other postretirement benefits	2.72%	2.36%	3.15%
Expected long-term rate of return on plan assets:
U.S. Pension Plan	5.10%	5.40%	6.00%
Other Pension Plans	3.30%	2.90%	3.90%
Other postretirement benefits	4.80%	4.90%	5.60%
Assumed Health Care Cost Trend Rates
Pre-65 health care cost trend rate	7.00%	7.00%	7.00%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2032	2032
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Obligations and Funded Status

	U.S. Pension Plan		Other Pension Plans		Total Pension Plans		Other Postretirement Benefits
	For the years ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation — beginning of year	$4,210	$4,409	$439	$466	$4,649	$4,875	$197	$220
Service cost	4	4	—	—	4	4	—	—
Interest cost	101	87	10	9	111	96	4	3
Plan participants’ contributions	—	—	—	—	—	—	10	11
Actuarial loss (gain)	14	(7)	4	2	18	(5)	(5)	1
Changes in assumptions	(985)	(96)	(92)	(11)	(1,077)	(107)	(33)	(5)
Benefits paid	(188)	(187)	(27)	(26)	(215)	(213)	(30)	(33)
Foreign exchange adjustment	—	—	—	(1)	—	(1)	—	—
Benefit obligation — end of year [1]	$3,156	$4,210	$334	$439	$3,490	$4,649	$143	$197
Change in Plan Assets
Fair value of plan assets — beginning of year	$4,467	$4,346	$15	$17	$4,482	$4,363	$51	$63
Actual return on plan assets	(742)	338	(3)	(1)	(745)	337	(6)	4
Employer contributions	—	—	—	—	—	—	5	7
Benefits paid [2]	(188)	(187)	(1)	(1)	(189)	(188)	(20)	(23)
Expenses paid	(24)	(30)	—	—	(24)	(30)	—	—
Fair value of plan assets — end of year	$3,513	$4,467	$11	$15	$3,524	$4,482	$30	$51
Funded status — end of year	$357	$257	$(323)	$(424)	$34	$(167)	$(113)	$(146)
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$357	$257	$—	$—	$357	$257	$—	$—
Other liabilities	$—	$—	$(323)	$(424)	$(323)	$(424)	$(113)	$(146)
[1]As of December 31, 2022 and 2021, the Accumulated Benefit Obligation is equal to the Projected Benefit Obligation.
[2]Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund, net of participant contributions.
Changes in assumptions for the U.S. Pension Plan in 2022 primarily included a $997 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.91% as of the December 31, 2021 valuation to 5.43% as of the December 31, 2022 valuation. Changes in assumptions in 2021 included a $109 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.65% as of the December 31, 2020 valuation to 2.91% as of the December 31, 2021 valuation.
Changes in assumptions for the Other Pension Plans in 2022 primarily included a $92 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.83% as of the December 31, 2021 valuation to 5.40% as of the December 31, 2022 valuation. Changes in assumptions in 2021 included a $12 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.51% as of the December 31, 2020 valuation to 2.83% as of the December 31, 2021 valuation.
Included in the benefit obligation for the U.S. Pension Plan in the table above, the cash balance plan pension benefit obligation was $338 and $414 as of December 31, 2022 and 2021, respectively.
The fair value of assets for total pension plans, and hence the funded status, presented in the table above excludes assets of $170 and $210 as of December 31, 2022 and 2021, respectively, held in rabbi trusts and designated for the Other Pension Plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trusts assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, total pension plan assets would have been $3,694 and $4,692 as of December 31, 2022 and 2021, respectively, and the funded status of total pension plans would have been $204 and $43 as of December 31, 2022 and 2021, respectively.
The tables below present an aggregate view of net periodic cost (benefit) and components of other comprehensive income and AOCI for pension plans that includes both the U.S. Pension Plan and Other Pension Plans. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Consolidated Statement of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$4	$4	$4	$—	$—	$—
Interest cost	111	96	127	4	3	6
Expected return on plan assets	(202)	(205)	(215)	(2)	(3)	(4)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	62	69	60	7	8	7
Net periodic cost (benefit)	$(25)	$(36)	$(24)	$2	$1	$2
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2022	2021	2020	2022	2021	2020
Amortization of actuarial loss	$62	$69	$60	$7	$8	$7
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Net actuarial gain (loss)	89	214	(106)	30	5	(11)
Prior service cost (credit)	—	—	—	—	—	—
Total	$151	$283	$(46)	$30	$6	$(11)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2022	2021	2020	2022	2021	2020
Net loss	$(1,664)	$(1,815)	$(2,098)	$(87)	$(124)	$(136)
Prior service credit	—	—	—	47	54	60
Total	$(1,664)	$(1,815)	$(2,098)	$(40)	$(70)	$(76)
Actuarial net losses in AOCI that exceed 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized to expense over the average future life expectancy of plan participants.
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
Target Asset Allocation Ranges

	Pension Plans		Other Postretirement Plans
	Minimum	Maximum	Minimum	Maximum
Equity securities	—%	20%	—%	—%
Fixed income securities	75%	95%	100%	100%
Alternative assets	—%	25%	—%	—%
Divergent market performance among different asset classes and changes in the context of the glide path may, from time to time, cause the asset allocation to deviate from the desired asset allocation ranges. The asset allocation mix is reviewed on a periodic basis. If it is determined that an asset allocation mix rebalancing is required, future portfolio additions and

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
withdrawals will be used first, as necessary, to bring the allocation within tactical ranges, before shifting assets across portfolios.
The U.S. Pension Plan invests in investment portfolios managed by affiliated and unaffiliated managers to gain exposure to emerging markets, equity, hedge funds and other alternative investments. These portfolios encompass multiple asset classes reflecting the current needs of the U.S. Pension Plan, the investment preferences and risk tolerance of the U.S. Pension Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities, mortgage loans and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in a variety of strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS, in addition to certain other investments, in a duration overlay program to adjust the duration of U.S. Pension Plan assets to better match the duration of the benefit obligation.
Pension Plan Assets at Fair Value

	As of December 31, 2022				As of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$155	$—	$—	$155	$120	$29	$—	$149
Fixed Income Securities:
Corporate	—	1,791	31	1,822	—	2,333	42	2,375
RMBS	—	115	—	115	—	98	—	98
U.S. Treasuries	—	165	—	165	23	169	—	192
Foreign government	—	25	1	26	—	38	2	40
CMBS	—	57	1	58	—	56	4	60
Other fixed income [1]	—	139	—	139	—	185	1	186
Mortgage Loans	—	—	165	165	—	—	202	202
Equity Securities:
Domestic	8	—	—	8	237	—	—	237
International	—	7	—	7	121	—	—	121
Total pension plan assets at fair value, in the fair value hierarchy [2]	163	2,299	198	2,660	501	2,908	251	3,660
Other Investments, at net asset value [3]:
Private Market Alternatives				666				572
Hedge funds				152				199
Total pension plan assets at fair value	$163	$2,299	$198	$3,478	$501	$2,908	$251	$4,431
[1]Includes ABS, municipal bonds, and CDOs.
[2]Excludes $46 and $51 as of December 31, 2022 and 2021, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
[3]Investments that are measured at net asset value per share or an equivalent and have not been classified in the fair value hierarchy.
The tables below provide fair value level 3 roll forwards for the U.S. Pension Plan Assets for which significant unobservable inputs ("Level 3") are used in the fair value measurement on a recurring basis. The U.S. Pension Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the U.S. Pension Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2022	$42	$—	$2	$202	$5	$251
Realized gains, net	—	—	—	—	—	—
Changes in unrealized gains (losses), net	(10)	—	—	(25)	—	(35)
Purchases	1	—	—	4	—	5
Settlements	—	—	—	—	—	—
Sales	(2)	—	—	(16)	—	(18)
Transfers into Level 3	3	—	—	—	—	3
Transfers out of Level 3	(3)	—	(1)	—	(4)	(8)
Fair Value as of December 31, 2022	$31	$—	$1	$165	$1	$198

Fair Value as of January 1, 2021	$39	$1	$9	$161	$—	$210
Realized gains (losses), net	—	—	—	(3)	—	(3)
Changes in unrealized gains, net	—	—	—	—	—	—
Purchases	6	—	—	55	5	66
Settlements	—	—	—	—	—	—
Sales	(5)	—	(7)	(11)	—	(23)
Transfers into Level 3	2	—	—	—	—	2
Transfers out of Level 3	—	(1)	—	—	—	(1)
Fair Value as of December 31, 2021	$42	$—	$2	$202	$5	$251
[1]"Other" includes U.S. Treasuries, Other fixed income and CMBS investments.
During the year ended December 31, 2022, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
During the year ended December 31, 2021, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.
There was less than $1 in Company common stock included in the U.S. Pension Plan’s assets as of December 31, 2022 and 2021.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2022				As of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$25	$—	$—	$25	$1	$—	$—	$1
Fixed Income Securities:
Corporate	—	—	—	—	—	11	—	11
RMBS	—	1	—	1	—	7	—	7
U.S. Treasuries	—	4	—	4	1	13	—	14
Foreign government	—		—	—	1	—	—	1
CMBS	—	—	—	—	—	—	—	—
Other fixed income	—	—	—	—	—	1	—	1
Equity Securities:
Large-cap	—	—	—	—	16	—	—	16
Total other postretirement plan assets at fair value	$25	$5	$—	$30	$19	$32	$—	$51
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2022 and 2021.
Concentration of Risk
In order to minimize risk, the Pension Plan maintains a listing of permissible and prohibited investments. In addition, the Pension Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. Permissible investments include U.S. equity, international equity,

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
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
Expected Employer Contributions
The Company does not have a 2023 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2023. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2023 to make this determination.
Benefit Payments

Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2022

	Pension Benefits	Other Postretirement Benefits
2023	$235	$18
2024	240	16
2025	249	15
2026	255	13
2027	256	12
2028 - 2032	1,279	51
Total	$2,514	$125
19. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2022, 2021 and 2020, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Hartford measures stock compensation at the grant date based on the estimated fair value of the award and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2022	2021	2020
Stock-based compensation plans expense	$131	$128	$116
Income tax benefit	(22)	(22)	(20)
Excess tax benefit on awards vested, exercised and expired	(12)	(6)	(1)
Total stock-based compensation plans expense, net of tax	$97	$100	$95
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2022, the total compensation cost related to non-vested awards not yet recognized was $66, which is expected to be recognized over a weighted average period of 2 years.
Stock Plan
Future stock-based awards may be granted under The Hartford's 2020 Stock Incentive Plan (the "Stock Incentive Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Stock Incentive Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the 2020 Stock Plan, that may be issued to Company employees and third-party service providers during the 10-year duration of the Stock Incentive Plan is the sum of 11,250,000 shares, any shares forfeited subsequent to February 29, 2020, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2022, there were 8,181,554 shares available for future issuance.
The fair values of awards granted under the Stock Incentive Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock awards to retirement-eligible employees, the Company recognizes the expense over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and, therefore, the vesting period is considered non-substantive.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
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
Stock Options Valuation Assumptions

	For the years ended December 31,
	2022			2021			2020
Expected dividend yield	2.3%			2.8%			2.6%
Expected annualized spot volatility	28.3%	-	29.6%	34.1%	-	43.0%	22.2%	-	36.2%
Weighted average annualized volatility	28.8%			39.4%			30.9%
Risk-free spot rate	(0.04)%	-	2.0%	0.03%	-	1.4%	1.3%	-	1.6%
Expected term	6.4 years			6.4 years			6.6 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2022
Outstanding at beginning of year	6,435	$47.46
Granted	876	$69.41
Exercised	(715)	$36.31
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	6,596	$51.58	5.6	$160
Outstanding, fully vested and expected to vest	6,546	$51.51	5.6	$159
Exercisable at end of year	4,899	$48.16	4.6	$136
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2022, 2021, and 2020 was $16.56, $14.88 and $12.97, respectively. For the years ended December 31, 2022, 2021, and 2020, The Hartford received $26, $45, and $3, respectively, in cash from exercised stock options. The Hartford recognized tax benefits of $3, $4, and $0 on stock options exercised for the years ended December 31, 2022, 2021, and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $24, $28, and $2, respectively.
Share Awards
Share awards granted under the Stock Incentive Plan and outstanding include restricted stock units and performance shares. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of three years and, for the 2021 grant year, is subject to a modifier that will either increase or decrease final performance by 10% based upon results against predetermined year-end 2023 representation goals for women and people of color in executive level roles.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Performance share awards that are not dependent on market conditions are valued equal to the market price of the Company’s common stock on the date of grant. Stock compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest based on the performance level achieved and, therefore, may change during the performance period as new estimates of performance are available.
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
Assumptions for Total Stockholder Return Performance Shares

	For the years ended December 31,
	2022			2021			2020
Volatility of common stock	35.9%			37.3%			19.6%
Average volatility of peer companies	27.0%	-	46.0%	27.0%	-	49.0%	18.0%	-	31.0%
Average correlation coefficient of peer companies	68.0%			67.0%			51.0%
Risk-free spot rate	1.8%			0.2%			1.2%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2022
Non-vested at beginning of year	4,031	$52.45	765	$52.53
Granted	1,128	$69.32	325	$71.54
Performance based adjustment, net			90	$52.27
Vested	(1,416)	$50.68	(449)	$51.08
Forfeited	(226)	$56.97	(20)	$57.30
Non-vested at end of year	3,517	$58.28	711	$63.04
In addition to the non-vested shares presented in the above table, there are related non-vested dividend equivalent shares. The number of non-vested dividend equivalent shares related to restricted stock units was 182 thousand and 209 thousand as of December 31, 2022 and 2021, respectively, and the number of non-vested dividend equivalent shares related to performance shares was 25 thousand and 30 thousand as of December 31, 2022 and 2021, respectively. The dividend equivalent shares are subject to the same vesting terms as the restricted stock units and performance shares.
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2022, 2021, and 2020 was $69.32, $52.13 and $54.64, respectively. The weighted average grant-
date fair value per share of performance shares granted during the years ended December 31, 2022, 2021, and 2020 was $71.54, $56.09 and $55.62, respectively.
The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $134, $105 and $73, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2022, 2021 and 2020.
Subsidiary Stock Plan
The Hartford has a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $13, $11 and $11 in the years ended December 31, 2022, 2021 and 2020, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
as equity because it is not mandatorily redeemable. For the years ended December 31, 2022, 2021 and 2020, the Company repurchased $10, $16 and $10, respectively, in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2022, there were 3,350,171 shares available for future issuance. During the years ended December 31, 2022, 2021 and 2020, 194,504 shares, 199,173 shares, and 340,653 shares were sold, respectively. For the years ended December 31, 2022, 2021 and 2020, The Hartford received $13, $13 and $13, respectively, in cash from sales under this plan.
20. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2022 and 2021 was $135 and $167, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheet. The lease liability as of December 31, 2022 and 2021 was $136 and $184, respectively, and is included in other liabilities in the Consolidated Balance Sheet. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles. In 2022 and 2021, variable lease costs of $6 and $4, respectively, were reported in restructuring and other costs for lease terminations under Hartford Next (see Note 22 - Restructuring and Other Costs for more information), and were excluded from components of lease expense.
Components of Lease Expense

	For the years ended December 31,
	2022	2021	2020
Operating lease cost	$40	$45	$52
Variable lease cost	—	2	—
Sublease income	(4)	(3)	(5)
Total lease costs included in insurance operating costs and other expenses	$36	$44	$47

Supplemental Operating Lease Information

	For the years ended December 31,
	2022	2021	2020
Operating cash flows for operating leases (for the twelve months ended)	$56	$46	$54
Right-of-use asset obtained in exchange for new operating lease liabilities	6	3	49
Weighted-average remaining lease term in years for operating leases	6 years	6 years	7 years
Weighted-average discount rate for operating leases	3.0%	3.0%	3.1%
Maturities of Operating Lease Liabilities as of December 31, 2022

Operating Leases
2023	$37
2024	29
2025	21
2026	16
2027	14
Thereafter	30
Total lease payments	147
Less: Discount on lease payments to present value	11
Total lease liability	$136

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 21 - Business Dispositions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. BUSINESS DISPOSITIONS
Sale of Continental Europe Operations
On December 29, 2021, the Company completed the sale of its Continental Europe Operations for approximately $11, net of transaction costs. The complete sale of the Continental Europe Operations consists of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines segment. Revenues and earnings are not material to the Company's consolidated results of operations for the years ended December 31, 2021 and 2020.
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
[1]As of December 31, 2020, the estimated fair value of the disposal group is $14 based on the estimated consideration to be received less cost to sell. Within the disposal group, as of December 31, 2020, investments in fixed maturities and short-term investments, which are measured at fair value on a recurring basis, had a fair value of $84, of which $1 was based on quoted prices in active markets for identical assets and $83 was based on significant observable inputs. The remaining fair value less costs to sell for the disposal group is $(70), which is measured on a nonrecurring basis using significant unobservable inputs. See Note 4—Fair Value Measurements for more information.
[2]Classified as assets and liabilities held for sale.
22. RESTRUCTURING AND OTHER COSTS
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the
Company's Consolidated Balance Sheets. For the years ended December 31, 2022 and December 31, 2021, the severance benefits accrual was reduced by $7 and $25 respectively, due to more recent experience of higher than expected voluntary attrition. Subsequent to December 31, 2022, the Company expects to incur additional costs including, amortization of right of use assets and other lease exit costs, other IT costs to retire applications, and other expenses. Total restructuring and other costs are expected to be approximately $125, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 22 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2020	Incurred in the Year Ended December 31, 2021	Incurred in the Year Ended December 31, 2022	Cumulative Incurred in the Year Ended December 31, 2022	Total Amount Expected to be Incurred
Severance benefits	$73	$(25)	$(7)	$41	$41
IT costs	2	9	8	19	24
Professional fees and other expenses	29	17	12	58	60
Total restructuring and other costs, before tax	$104	$1	$13	$118	$125

Accrued Restructuring and Other Costs
	Year Ended December 31, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	8	12	13
Payments	(4)	(8)	(12)	(24)
Balance, end of period	$7	$—	$—	$7

Accrued Restructuring and Other Costs
	Year Ended December 31, 2021
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$54	$—	$—	$54
Incurred	(25)	9	17	1
Payments	(11)	(9)	(17)	(37)
Balance, end of period	$18	$—	$—	$18

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2022
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,573	$5,025	$5,025
States, municipalities and political subdivisions	6,718	6,296	6,296
Foreign governments	596	547	547
Public utilities	1,871	1,662	1,662
All other corporate bonds	14,923	13,571	13,571
All other mortgage-backed and asset-backed securities	9,852	9,130	9,130
Total fixed maturities, available-for-sale	39,533	36,231	36,231
Fixed maturities, at fair value using fair value option	366	333	333
Equity Securities [1]
Common stocks
Industrial, miscellaneous and all other	1,289	1,315	1,315
Non-redeemable preferred stocks	542	486	486
Total equity securities [1]	1,831	1,801	1,801
Mortgage loans [2]	6,036	5,362	6,000
Other investments	165	159	159
Short-term investments	3,859	3,859	3,859
Limited partnerships and other alternative investments [3]	4,177		4,177
Total investments	$55,967		$52,560
[1]Cost of equity securities represents original cost.
[2]Cost of mortgage loans excludes the allowance for credit losses ("ACL") of $36. For further information, refer to Schedule V - Valuation and Qualifying Accounts.
[3]Cost of limited partnerships and other alternative investments is presented as the carrying value, which is primarily accounted for under the equity method.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2022	2021
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $126 and $174)	$120	$173
Other investments	—	12
Short-term investments	832	1,732
Cash	—	—
Investment in affiliates	18,565	22,546
Deferred income taxes	395	430
Unamortized issue costs	2	3
Other assets	467	344
Total assets	$20,381	$25,240
Liabilities
Net payable to affiliates	$1,863	$1,820
Long-term debt	4,357	4,944
Other liabilities	530	633
Total liabilities	6,750	7,397
Stockholders’ Equity
Preferred stock	$334	$334
Common stock	3	4
Additional paid-in capital	1,895	3,309
Retained Earnings	17,048	15,764
Treasury Stock	(1,773)	(1,740)
Accumulated other comprehensive income (loss), net of tax	(3,876)	172
Total stockholders’ equity	13,631	17,843
Total liabilities and stockholders’ equity	$20,381	$25,240
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2022	2021	2020
Net investment income	$13	$2	$9
Net realized gains (losses)	—	(1)	(2)
Total revenues	13	1	7
Interest expense	213	234	236
Loss on extinguishment of debt	9	—	—
Other expense (income)	(8)	(2)	(8)
Total expenses	214	232	228
Loss before income taxes and earnings of subsidiaries	(201)	(231)	(221)
Income tax expense (benefit)	(61)	(51)	(39)
Income (loss) before earnings of subsidiaries	(140)	(180)	(182)
Earnings of subsidiaries	1,955	2,545	1,919
Net income	1,815	2,365	1,737
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	45	24	(28)
Change in net unrealized gain or loss on fixed maturities	(4)	(1)	(1)
Change in pension and other postretirement plan adjustments	119	224	(36)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	160	247	(65)
Other comprehensive income (loss) of subsidiaries	(4,208)	(1,245)	1,183
Total other comprehensive income (loss)	(4,048)	(998)	1,118
Total comprehensive income	$(2,233)	$1,367	$2,855

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2022	2021	2020
Operating Activities
Net income	$1,815	$2,365	$1,737
Loss on extinguishment of debt	9	—	—
Dividends received from subsidiaries	1,780	1,277	995
Equity in net income of subsidiaries	(1,955)	(2,545)	(1,919)
Net realized losses (gains)	—	1	2
Change in operating assets and liabilities	61	36	504
Cash provided by operating activities	1,710	1,134	1,319
Investing Activities
Net proceeds from (payments for) short-term investments	899	(54)	(802)
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	47	25	311
Equity securities, at fair value	—	—	124
Payments for the purchase of:
Fixed maturities, available-for-sale	—	(74)	(128)
Equity securities, at fair value	(5)	—	—
Net payments for derivatives	55	38	(57)
Capital returned from (contributions to) subsidiaries	(6)	530	386
Cash provided by (used for) investing activities	990	465	(166)
Financing Activities
Proceeds from issuance of debt	—	588	—
Repayments of debt	(600)	—	(500)
Treasury stock acquired	(1,550)	(1,702)	(150)
Net issuance (return of) shares under incentive and stock compensation plans	(19)	25	(21)
Dividends paid on common shares	(510)	(489)	(461)
Dividends paid on preferred shares	(21)	(21)	(21)
Cash used for financing activities	(2,700)	(1,599)	(1,153)
Net increase (decrease) in cash	—	—	—
Cash — beginning of period	—	—	—
Cash — end of period	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$212	$214	$232
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2022
Commercial Lines	$865	$28,454	$—	$6,306	$—
Personal Lines	101	1,857	—	1,471	—
Property & Casualty Other Operations	—	2,772	—	2	—
Group Benefits	32	8,160	380	36	419
Hartford Funds	4	—	—	—	—
Corporate	—	—	181	—	239
Consolidated	$1,002	$41,243	$561	$7,815	$658
As of December 31, 2021
Commercial Lines	$742	$26,906	$—	$5,693	$—
Personal Lines	101	1,844	—	1,459	—
Property & Casualty Other Operations	—	2,699	—	2	—
Group Benefits	31	8,210	399	40	426
Hartford Funds	7	—	—	—	—
Corporate	—	—	197	—	261
Consolidated	$881	$39,659	$596	$7,194	$687

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2022
Commercial Lines	$10,609	$1,415	$6,169	$1,563	$1,857	$11,158
Personal Lines	3,052	140	2,164	228	652	2,961
Property & Casualty Other Operations	—	63	280	—	9	—
Group Benefits	6,057	524	4,520	33	1,507	—
Hartford Funds	1,044	9	—	11	815	—
Corporate	50	26	9	—	287	—
Consolidated	$20,812	$2,177	$13,142	$1,835	$5,127	$14,119
For the year December 31, 2021
Commercial Lines	$9,586	$1,502	$6,044	$1,398	$1,747	$10,041
Personal Lines	3,066	157	1,864	230	678	2,908
Property & Casualty Other Operations	—	75	202	—	9	—
Group Benefits	5,687	550	4,612	40	1,413	—
Hartford Funds	1,189	5	—	12	913	—
Corporate	40	24	7	—	325	—
Consolidated	$19,568	$2,313	$12,729	$1,680	$5,085	$12,949
For the year December 31, 2020
Commercial Lines	$8,941	$1,160	$5,929	$1,397	$1,683	$8,969
Personal Lines	3,123	157	1,466	244	663	2,936
Property & Casualty Other Operations	—	55	258	—	10	—
Group Benefits	5,536	448	4,137	50	1,348	—
Hartford Funds	989	4	—	14	773	—
Corporate	102	22	15	1	415	9
Consolidated	$18,691	$1,846	$11,805	$1,706	$4,892	$11,914
[1]Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2022
Life insurance in-force	$1,147,723	$23,330	$22,511	$1,146,904	2%
Insurance revenues
Property and casualty insurance	$14,328	$1,462	$654	$13,520	5%
Life insurance and annuities	2,341	25	77	2,393	3%
Accident and health insurance	3,647	81	98	3,664	3%
Total insurance revenues	$20,316	$1,568	$829	$19,577	4%
For the year ended December 31, 2021
Life insurance in-force	$1,112,333	$22,814	$21,230	$1,110,749	2%
Insurance revenues
Property and casualty insurance	$13,204	$1,277	$568	$12,495	5%
Life insurance and annuities	2,367	25	46	2,388	2%
Accident and health insurance	3,296	79	82	3,299	2%
Total insurance revenues	$18,867	$1,381	$696	$18,182	4%
For the year ended December 31, 2020
Life insurance in-force	$1,134,390	$19,055	$20,373	$1,135,708	2%
Insurance revenues
Property and casualty insurance	$12,551	$1,173	$540	$11,918	5%
Life insurance and annuities	2,251	24	207	2,434	9%
Accident and health insurance	2,994	72	180	3,102	6%
Total insurance revenues	$17,796	$1,269	$927	$17,454	5%

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1, [1]	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2022
ACL on fixed maturities, available-for-sale	$1	$18	$(7)	$12
ACL on mortgage loans	$29	$7	$—	$36
ACL on premiums receivable and agents' balances	$105	$51	$(47)	$109
Allowance for uncollectible reinsurance	$99	$3	$3	$105
Valuation allowance for deferred taxes	$7	$20	$—	$27
2021
ACL on fixed maturities, available-for-sale	$23	$(4)	$(18)	$1
ACL on mortgage loans	$38	$(9)	$—	$29
ACL on premiums receivable and agents' balances	$152	$4	$(51)	$105
Allowance for uncollectible reinsurance	$108	$3	$(12)	$99
Valuation allowance for deferred taxes	$4	$9	$(6)	$7
2020
ACL on fixed maturities, available-for-sale		$30	$(7)	$23
ACL on mortgage loans	$19	$19	$—	$38
ACL on premiums receivable and agents' balances	$122	$74	$(44)	$152
Allowance for uncollectible reinsurance	$116	$4	$(12)	$108
Valuation allowance for deferred taxes	$4	$9	$(9)	$4
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

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford Financial Services Group, Inc., Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford Financial Services Group, Inc., and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford Financial Services Group, Inc., The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc. and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
3.03	Amended and Restated By-laws of The Hartford Financial Services Group, Inc., effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford Financial Services Group, Inc., and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018

|

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.10	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.12	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-13958	4.3	08/19/2019
4.13	Third Supplemental Indenture, dated as of September 21, 2021, between The Hartford Financial Services Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-13958	4.4	09/21/2021
4.14	Description of Securities**
10.01
Aggregate Excess of Loss Reinsurance Agreement by and between Hartford Fire Insurance Company, First State Insurance Company, New England Insurance Company, New England Reinsurance Corporation, Hartford Accident and Indemnity Company, Hartford Casualty Insurance Company, Hartford Fire Insurance Company, Hartford Insurance Company of Illinois, Hartford Insurance Company of the Midwest, Hartford Insurance Company of the Southeast, Hartford Lloyd’s Insurance Company, Hartford Underwriters Insurance Company, Nutmeg Insurance Company, Pacific Insurance Company, Limited, Property and Casualty Insurance Company of Hartford, Sentinel Insurance Company, Ltd., Trumbull Insurance Company, Twin City Fire Insurance Company (collectively, the "Reinsured") and National Indemnity Company (the "Reinsurer") dated as of December 30, 2016.††
		10-K	001-13958	10.01	02/18/2022
10.02	Amended and Restated Credit Agreement dated October 27, 2021, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	10/28/2021
10.03	First Amendment, entered into as of March 10, 2022, to the Amended and Restated Credit Agreement among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc. as Sustainability Coordinator and the other parties signatory thereto.	10-Q	001-13958	10.01	04/28/2022
*10.04	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.05	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.06	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.07	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.08	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.09	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.10	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.11	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.12	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	S-8	333-197671	4.03	07/28/2014
*10.13	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.14	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.15	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.16	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements	10-Q	001-13958	10.02	04/26/2018
*10.17	The Hartford Financial Services Group, Inc. Annual Incentive Plan	8-K	001-13958	10.01	02/21/2019
*10.18	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.19	The Hartford 2020 Stock Incentive Plan, effective May 20, 2020	S-8	001-13958	4.03	07/31/2020

|

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.20	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements.	10-K	001-13958	10.24	02/19/2021
*10.21	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.25	02/19/2021
*10.22	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.	10-K	001-13958	10.26	02/19/2021
*10.23	Amendment to The Hartford Excess Pension Plan II.	10-K	001-13958	10.22	02/18/2022
*10.24	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective January 1, 2022.	10-K	001-13958	10.23	02/18/2022
*10.25	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective January 1, 2022.	10-K	001-13958	10.24	02/18/2022
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
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
Date: February 24, 2023

|

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 24, 2023

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 24, 2023

	Beth A. Costello	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 24, 2023

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 24, 2023

Larry D. De Shon

	*	Director	February 24, 2023

Carlos Dominguez

	*	Director	February 24, 2023

Trevor Fetter

	*	Director	February 24, 2023
Donna James

	*	Director	February 24, 2023

Kathryn A. Mikells

	*	Director	February 24, 2023

Edmund Reese

	*	Director	February 24, 2023

Teresa W. Roseborough

	*	Director	February 24, 2023

Virginia P. Ruesterholz

	*	Director	February 24, 2023

Matthew E. Winter

	*	Director	February 24, 2023

Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact