Form 10-Q
period 2023-03-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2023-04-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 26, 2023, there were outstanding 310,234,724 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements, the Risk Factors of The Hartford's 2022 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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
◦the effects of the continued COVID-19 pandemic, including exposure to COVID-19 business interruption property claims, the possibility of a resurgence of COVID-19 related losses in Group Benefits, and the potential for further legislative, regulatory or judicial actions pertaining to insurance underwriting and claims;
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2023, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company’s method of accounting for the reserve for future policy benefits (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2022 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2022.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 27, 2023

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2023	2022
	(Unaudited)
Revenues
Earned premiums	$5,063	$4,651
Fee income	319	362
Net investment income	515	509
Net realized losses	(7)	(145)
Other revenues	20	16
Total revenues	5,910	5,393
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,482	3,120
Amortization of deferred policy acquisition costs ("DAC")	491	437
Insurance operating costs and other expenses	1,216	1,210
Interest expense	50	62
Amortization of other intangible assets	18	18
Restructuring and other costs	—	5
Total benefits, losses and expenses	5,257	4,852
Income before income taxes	653	541
Income tax expense	118	98
Net income	535	443
Preferred stock dividends	5	5
Net income available to common stockholders	$530	$438
Net income available to common stockholders per common share
Basic	$1.69	$1.32
Diluted	$1.66	$1.30
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2023	2022
	(Unaudited)
Net income	$535	$443
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available for sale ("AFS")	586	(1,892)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	(6)	—
Change in net gain (loss) on cash flow hedging instruments	8	(1)
Change in foreign currency translation adjustments	2	—
Change in liability for future policy benefits adjustments	(8)	43
Change in pension and other postretirement plan adjustments	5	12
Other comprehensive income (loss), net of tax	587	(1,838)
Comprehensive income (loss)	$1,122	$(1,395)
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $40,018 and $39,533, and ACL of $17 and $12)	$37,444	$36,231
Fixed maturities, at fair value using the fair value option ("FVO")	326	333
Equity securities, at fair value	1,301	1,801
Mortgage loans (net of ACL of $36 and $36)	6,047	6,000
Limited partnerships and other alternative investments	4,315	4,177
Other investments	174	159
Short-term investments	4,060	3,859
Total investments	53,667	52,560
Cash	152	229
Restricted cash	66	115
Premiums receivable and agents' balances (net of ACL of $111 and $109)	5,271	4,949
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $105 and $105)	6,930	6,964
Deferred policy acquisition costs	1,055	998
Deferred income taxes, net	1,260	1,437
Goodwill	1,911	1,911
Property and equipment, net	904	927
Other intangible assets, net	760	778
Other assets	2,273	2,140
Total assets	$74,249	$73,008
Liabilities
Unpaid losses and loss adjustment expenses	$41,582	$41,243
Reserve for future policy benefits	508	502
Other policyholder funds and benefits payable	647	658
Unearned premiums	8,247	7,815
Long-term debt	4,358	4,357
Other liabilities	4,567	4,757
Total liabilities	59,909	59,332
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2023 and December 31, 2022, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 344,960,228 shares issued at March 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	1,847	1,895
Retained earnings	17,454	17,058
Treasury stock, at cost 33,180,509 and 29,848,980 shares	(2,044)	(1,773)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(3,254)	(3,841)
Total stockholders’ equity	14,340	13,676
Total liabilities and stockholders’ equity	$74,249	$73,008
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share and per share data)	2023	2022
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	3	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,895	3,309
Issuance of shares under incentive and stock compensation plans and other	(114)	(115)
Stock-based compensation plans expense	66	55
Additional Paid-in Capital, end of period	1,847	3,249
Retained Earnings
Retained Earnings, beginning of period	17,058	15,770
Net income	535	443
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(134)	(127)
Retained Earnings, end of period	17,454	16,081
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,773)	(1,740)
Treasury stock acquired	(354)	(400)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	132	124
Net shares acquired related to employee incentive and stock compensation plans	(49)	(52)
Treasury Stock, at cost, end of period	(2,044)	(2,068)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(3,841)	128
Total other comprehensive income (loss)	587	(1,838)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(3,254)	(1,710)
Total Stockholders’ Equity	$14,340	$15,890

Preferred Shares Outstanding	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	315,111	334,926
Treasury stock acquired	(4,719)	(5,682)
Issuance of shares under incentive and stock compensation plans and other	2,005	2,210
Return of shares under incentive and stock compensation plans to treasury stock	(617)	(745)
Common Shares Outstanding, at end of period	311,780	330,709
Cash dividends declared per common share	$0.425	$0.385
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2023	2022
Operating Activities	(Unaudited)
Net income	$535	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	7	145
Amortization of deferred policy acquisition costs	491	437
Additions to deferred policy acquisition costs	(548)	(495)
Depreciation and amortization	129	171
Other operating activities, net	122	31
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	29	(104)
Net change in accrued and deferred income taxes	90	41
Increase in insurance liabilities	761	450
Net change in premiums receivable and agents' balances	(334)	(358)
Net change in other assets and other liabilities	(411)	(332)
Net cash provided by operating activities	871	429
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	2,228	6,578
Fixed maturities, FVO	—	—
Equity securities, at fair value	1,422	257
Mortgage loans	204	438
Limited partnership and other alternative investments	96	73
Payments for the purchase of:
Fixed maturities, AFS	(2,767)	(5,514)
Fixed maturities, FVO	—	(126)
Equity securities, at fair value	(891)	(297)
Mortgage loans	(252)	(756)
Limited partnership and other alternative investments	(273)	(317)
Net proceeds from derivatives	23	26
Net additions of property and equipment	(49)	(31)
Net payments for short-term investments	(180)	(207)
Other investing activities, net	(7)	2
Net cash provided by (used for) investing activities	(446)	126
Financing Activities
Deposits and other additions to investment and universal life-type contracts	18	25
Withdrawals and other deductions from investment and universal life-type contracts	(42)	(33)
Net return of shares under incentive and stock compensation plans	(32)	(43)
Treasury stock acquired	(350)	(400)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(134)	(130)
Net cash used for financing activities	(545)	(586)
Foreign exchange rate effect on cash	(6)	—
Net decrease in cash and restricted cash	(126)	(31)
Cash and restricted cash – beginning of period	344	337
Cash and restricted cash– end of period	$218	$306
Supplemental Disclosure of Cash Flow Information
Income tax paid (received)	$—	$1
Interest paid	$61	$67
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2022 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report.
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
Adoption of New Accounting Standards
Reserve for Future Policy Benefits
On January 1, 2023, the Company adopted the Financial Accounting Standard Board's ("FASB") updated guidance on accounting for long duration insurance contracts, which was applied on a modified retrospective basis as of January 1, 2021.
The new guidance requires the discount rate assumption to be updated, as of the transition date and quarterly going forward, to a current upper-medium grade fixed-income investment yield, which has been interpreted to represent a yield based on single-A credit rated fixed maturity instruments with similar duration to the liability. The new guidance also eliminated the requirement to adjust the reserve for future policy benefits for unrealized gains and losses on fixed maturity investments as if those unrealized gains and losses were realized (referred to as shadow reserves). The change in the reserve estimate resulting from updating the discount rate assumptions and eliminating shadow reserves was recognized as a net cumulative effect adjustment that increased the reserve for future policy benefits by $85 and decreased AOCI by $65, net of deferred tax effects.
The new guidance also requires that underlying cash flow assumptions (i.e., mortality, lapse and expense) in the reserve for future policy benefits be based on best estimate assumptions. The adjustments to the reserve for future policy benefits at adoption resulted in establishing a deferred profit liability ("DPL") on limited pay contracts of $18 representing the estimated profits based on best estimate cash flow assumptions.
The effect of adopting this guidance on the Company’s reserve for future policy benefits was as follows:

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of Adoption on Reserve for Future Policy Benefits
	Payout Annuities	Life Conversions	Paid-up Life	DPL	Other	Total
Reserve for Future Policy Benefits as of December 31, 2020	$189	$94	$267	$—	$88	$638
Adjustments:
Removal of shadow reserve [1]	(26)	—	—	—	—	(26)
Update cash flow assumptions and establish DPL	(16)	—	(2)	18	—	—
Effect of measurement at current single-A rate [1]	59	21	29	—	2	111
Total Adjustments	17	21	27	18	2	85
Reserve for Future Policy Benefits as of January 1, 2021	206	115	294	18	90	723
Change in reserves due to changes in the single-A rate	(11)	(7)	(15)	—	—	(33)
Other changes in reserves	(7)	(14)	(17)	2	(8)	(44)
Reserve for Future Policy Benefits as of December 31, 2021	$188	$94	$262	$20	$82	$646
[1]These changes were reflected as an adjustment to opening AOCI as of January 1, 2021, with a corresponding deferred tax benefit and increase in reinsurance recoverables of $18 and $2, respectively, resulting in a net decrease to AOCI of $65.
The effect of adopting this guidance on the Company’s Condensed Consolidated Balance Sheets as of January 1, 2021 as well as December 31, 2022 and 2021 and Condensed
Consolidated Statements of Operations for the three months ended March 31, 2022 was as follows:

Impact of Adoption on Condensed Consolidated Balance Sheets
	As of December 31, 2022			As of December 31, 2021			As of January 1, 2021
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported	Balance prior to adoption	Effect of change	As currently reported
Reinsurance recoverables	$6,966	$(2)	$6,964	$6,523	$1	$6,524	$6,011	$2	$6,013
Deferred income taxes, net	$1,449	$(12)	$1,437	$270	$11	$281	$46	$18	$64
Reserve for future policy benefits	$561	$(59)	$502	$596	$50	$646	$638	$85	$723
Retained earnings	$17,048	$10	$17,058	$15,764	$6	$15,770	$13,918	$—	$13,918
AOCI	$(3,876)	$35	$(3,841)	$172	$(44)	$128	$1,170	$(65)	$1,105
Total stockholders' equity	$13,631	$45	$13,676	$17,843	$(38)	$17,805	$18,556	$(65)	$18,491

Impact of Adoption on Condensed Consolidated Statement of Operations
	Three months ended March 31, 2022
	As previously reported	Effect of change	As currently reported
Benefits, losses and loss adjustment expenses	$3,118	$2	$3,120
Income before income taxes	$543	$(2)	$541
Income tax expense	$98	$—	$98
Net income	$445	$(2)	$443
Net income available to common stockholders	$440	$(2)	$438
Net income available to common stockholders per common share
Basic	$1.32	$—	$1.32
Diluted	$1.30	$—	$1.30

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SIGNIFICANT ACCOUNTING POLICIES
Reserve for Future Policy Benefits
The Company’s reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Group Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities, which are reported in the Corporate category.
Contracts are grouped into cohorts by contract type and issue year. The Company establishes reserves for future policy benefits using the net premium approach, which represents the present value of future policyholder benefits and related expenses less the present value of future net premiums. Net premiums are calculated by multiplying gross premiums for the contracts in a specific cohort by a net premium ratio. The net premium ratio is determined for the lifetime of a given cohort as the present value of net benefits divided by the present value of gross premiums. Related expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs, such as costs relating to investments, general administration, policy maintenance, product development, market research and general overhead or any other costs, which are expensed as incurred.
The Company estimates premiums, benefits and related expense cash flows using methods that include assumptions, such as estimates of mortality, lapse, and claim-related expenses, and the possible impact of inflation on those expenses. Benefits include all guaranteed cash flows to be paid to the policyholder.
The reserve for future policy benefits is adjusted for differences between actual and expected experience. Each quarter, the Company updates its estimates of cash flows expected over the life of a group of contracts using actual historical experience. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated reserve for future policy benefits. In subsequent periods, the revised net premiums are used to measure the reserve for future policy benefits, subject to future revisions. Future cash flow assumptions, including mortality, lapse and expense are reviewed and, if a change is indicated, updated at least annually in the third quarter.
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for the three months ended March 31, 2023 and 2022, and is presented in benefits losses and loss adjustments expense in the Condensed Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions discounted at the discount rate used immediately prior to transition are recognized on a catch-up basis in the Condensed Consolidated Statement of Operations.
The discount rate assumption is an equivalent single rate that is based on a current market observable, upper-medium grade fixed maturity yield. This has been interpreted to represent a yield based on single-A credit rated fixed maturity instruments with similar duration to the liability. The Company uses the yield of a market observable index of single-A credit rated fixed maturities as the basis for setting the discount rate. The discount rate assumption is updated quarterly and the change in the reserve estimate resulting from updating the discount rate assumption is recognized in other comprehensive income.
2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2023	2022
Earnings
Net income	$535	$443
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$530	$438
Shares
Weighted average common shares outstanding, basic	314.0	332.3
Dilutive effect of stock-based awards under compensation plans	4.6	5.0
Weighted average common shares outstanding and dilutive potential common shares	318.6	337.3
Net income available to common stockholders per common share
Basic	$1.69	$1.32
Diluted	$1.66	$1.30

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended March 31,
	2023	2022
Commercial Lines	$421	$383
Personal Lines	(1)	77
Property & Casualty Other Operations	6	8
Group Benefits	92	(8)
Hartford Funds	41	42
Corporate	(24)	(59)
Net income	535	443
Preferred stock dividends	5	5
Net income available to common stockholders	$530	$438

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended March 31,
	2023	2022
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$898	$835
Liability	486	424
Marine	59	61
Package business	484	435
Property	228	190
Professional liability	188	178
Bond	77	72
Assumed reinsurance	138	100
Automobile	218	200
Total Commercial Lines	2,776	2,495
Personal Lines
Automobile	515	499
Homeowners	232	229
Total Personal Lines [1]	747	728
Group Benefits
Group disability	866	806
Group life	643	597
Other	100	87
Total Group Benefits	1,609	1,490
Hartford Funds
Mutual fund and ETF	223	265
Talcott Resolution life and annuity separate accounts [2]	18	22
Total Hartford Funds	241	287
Corporate	9	13
Total earned premiums and fee income	5,382	5,013
Net investment income	515	509
Net realized (losses)	(7)	(145)
Other revenues	20	16
Total revenues	$5,910	$5,393
[1]For the three months ended March 31, 2023 and 2022, AARP members accounted for earned premiums of $689 and $667, respectively.
[2]Represents revenues earned for investment advisory services on third-party life and annuity separate account assets under management ("AUM") by the Company's Hartford Funds segment.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended March 31,
	Revenue Line Item	2023	2022
Commercial Lines
Installment billing fees	Fee income	$10	$9
Personal Lines
Installment billing fees	Fee income	8	8
Insurance servicing revenues	Other revenues	19	17
Group Benefits
Administrative services	Fee income	51	45
Hartford Funds
Advisor, distribution and other management fees	Fee income	241	287
Corporate
Investment management and other fees	Fee income	9	13
Total non-insurance revenues with customers		$338	$379
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$2,181	$—	$2,145	$36
Collateralized loan obligations ("CLO")	3,013	—	2,862	151
Commercial mortgage-backed securities ("CMBS")	3,329	—	3,098	231
Corporate	16,210	—	14,567	1,643
Foreign government/government agencies	549	—	549	—
Municipal	6,365	—	6,365	—
Residential mortgage-backed securities ("RMBS")	3,737	—	3,680	57
U.S. Treasuries	2,060	1	2,059	—
Total fixed maturities, AFS	37,444	1	35,325	2,118
Fixed maturities, FVO	326	—	154	172
Equity securities, at fair value	1,301	750	491	60
Derivative assets
Credit derivatives	3	—	3	—
Foreign exchange derivatives	46	—	46	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	50	—	50	—
Short-term investments	4,060	2,498	1,375	187
Total assets accounted for at fair value on a recurring basis	$43,181	$3,249	$37,395	$2,537
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(26)	$—	$(26)	$—
Foreign exchange derivatives	2	—	2	—
Interest rate derivatives	(7)	—	(7)	—
Total derivative liabilities [2]	(31)	—	(31)	—
Total liabilities accounted for at fair value on a recurring basis	$(31)	$—	$(31)	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,941	$—	$1,911	$30
CLO	2,941	—	2,826	115
CMBS	3,368	—	3,146	222
Corporate	15,233	—	13,644	1,589
Foreign government/government agencies	547	—	547	—
Municipal	6,296	—	6,296	—
RMBS	3,708	—	3,613	95
U.S. Treasuries	2,197	—	2,197	—
Total fixed maturities, AFS	36,231	—	34,180	2,051
Fixed maturities, FVO	333	—	155	178
Equity securities, at fair value	1,801	1,261	479	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	32	—	32	—
Total derivative assets [1]	34	—	34	—
Short-term investments	3,859	1,429	2,237	193
Total assets accounted for at fair value on a recurring basis	$42,258	$2,690	$37,085	$2,483
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	21	—	21	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	13	—	13	—
Total liabilities accounted for at fair value on a recurring basis	$13	$—	$13	$—
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
The Company has overseas deposits included in other investments of $66 and $62 as of March 31, 2023 and December 31, 2022, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2023
CLO [3]	$111	Discounted cash flows	Spread	326 bps	326 bps	326 bps	Decrease
CMBS [3]	$228	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	449 bps	1,784 bps	581 bps	Decrease
Corporate [4]	$1,596	Discounted cash flows	Spread	92 bps	682 bps	359 bps	Decrease
RMBS	$57	Discounted cash flows	Spread [6]	114 bps	260 bps	187 bps	Decrease
			Constant prepayment rate [6]	1%	10%	6%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	40%	Decrease
Short Term [3]	$154	Discounted cash flows	Spread	243 bps	587 bps	251 bps	Decrease
As of December 31, 2022
CLO	$115	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$219	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	419 bps	1,307 bps	527 bps	Decrease
Corporate [4]	$1,541	Discounted cash flows	Spread	77 bps	642 bps	360 bps	Decrease
RMBS [3]	$65	Discounted cash flows	Spread [6]	62 bps	249 bps	160 bps	Decrease
			Constant prepayment rate [6]	1%	10%	7%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	38%	Decrease
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
As of March 31, 2023 and December 31, 2022, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2023, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2023
Assets
Fixed Maturities, AFS
ABS	$30	$—	$—	$36	$—	$—	$—	$(30)	$36
CLO	115	—	—	40	(4)	—	—	—	151
CMBS	222	—	(5)	4	—	—	10	—	231
Corporate	1,589	1	31	66	(51)	(7)	27	(13)	1,643
RMBS	95	—	—	—	(8)	—	—	(30)	57
Total Fixed Maturities, AFS	2,051	1	26	146	(63)	(7)	37	(73)	2,118
Fixed maturities, FVO	178	(8)	—	—	2	—	—	—	172
Equity Securities, at fair value	61	(1)	—	1	(1)	—	—	—	60
Short-term investments	193	—	—	1	(7)	—	—	—	187
Total Assets	$2,483	$(8)	$26	$148	$(69)	$(7)	$37	$(73)	$2,537

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2022
Assets
Fixed Maturities, AFS
ABS	$—	$—	$—	$19	$—	$—	$—	$—	$19
CLO	257	—	(1)	54	(17)	—	—	(79)	214
CMBS	196	—	(5)	46	(1)	—	—	—	236
Corporate	1,618	(2)	(59)	59	(70)	(7)	—	(24)	1,515
Foreign Govt./Govt. Agencies	5	—	—	—	—	(1)	—	—	4
RMBS	328	—	(6)	137	(34)	—	—	(124)	301
Total Fixed Maturities, AFS	2,404	(2)	(71)	315	(122)	(8)	—	(227)	2,289
Fixed maturities, FVO	160	2	—	20	(8)	—	—	—	174
Equity Securities, at fair value	64	7	—	—	(14)	—	—	—	57
Short-term investments	80	—	—	4	(2)	—	—	(50)	32
Total Assets	$2,708	$7	$(71)	$339	$(146)	$(8)	$—	$(277)	$2,552
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2023	2022	2023	2022
	Changes in Unrealized Gains (Losses) included in Net Income [1] [2]		Changes in Unrealized Gains (Losses) included in OCI [3]
Assets
Fixed Maturities, AFS
CLO	$—	$—	$—	$(1)
CMBS	—	—	(5)	(5)
Corporate	—	(2)	31	(59)
RMBS	—	—	—	(6)
Total Fixed Maturities, AFS	—	(2)	26	(71)
Fixed maturities, FVO	(8)	2	—	—
Total Assets	$(8)	$—	$26	$(71)
[1]All amounts in these rows are reported in net realized gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gains (losses) on fixed maturities, AFS are reported in changes in net unrealized gain (loss) on fixed maturities in the Condensed Consolidated Statements of Comprehensive Income.
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
As of March 31, 2023 and December 31, 2022, the fair value of assets using the fair value option was $326 and $333, respectively, of which $172 and $178, respectively, were residual interests of securitizations.
For the three months ended March 31, 2023 and 2022, realized losses related to the change in fair value of assets using the fair value option were $8 and $2, respectively.

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2023			December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,047	$5,531	Level 3	$6,000	$5,362
Liabilities
Other policyholder funds and benefits payable	Level 3	$647	$648	Level 3	$658	$658
Senior notes [2]	Level 2	$3,859	$3,463	Level 2	$3,858	$3,339
Junior subordinated debentures [2]	Level 2	$499	$403	Level 2	$499	$419
[1]As of both March 31, 2023 and December 31, 2022, the carrying amount of mortgage loans is net of ACL of $36.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2023	2022
Gross gains on sales of fixed maturities	$17	$23
Gross losses on sales of fixed maturities	(39)	(95)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	50	40
Change in net unrealized gains (losses) of equity securities	(15)	(147)
Net realized and unrealized gains (losses) on equity securities	35	(107)
Net credit losses on fixed maturities, AFS	(5)	(12)
Change in ACL on mortgage loans	—	(2)
Intent-to-sell impairments	—	(3)
Other, net [2]	(15)	51
Net realized gains (losses)	$(7)	$(145)
[1]The change in net unrealized gains (losses) on equity securities still held as of March 31, 2023, and included in net realized gains (losses) were $2 and $(131) for the three months ended March 31, 2023, and 2022, respectively.
[2]For the three months ended March 31, 2023 and 2022 includes gains (losses) from transactional foreign currency revaluation of $(7) and $6, respectively, and gains (losses) on non-qualifying derivatives of $5 and $47, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.4 billion and $5.5 billion for the three months ended March 31, 2023, and 2022 respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2023 and December 31, 2022, the Company reported accrued interest receivable related to fixed maturities, AFS of $345 and $338, respectively, and accrued interest receivable related to mortgage loans of $19 and $18, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31,
	2023			2022
(Before tax)	Corporate	CMBS	Total	Corporate	Foreign govt./govt. agencies	CMBS	Total
Balance as of beginning of period	$2	$10	$12	$1	$—	$—	$1
Credit losses on fixed maturities where an allowance was not previously recorded	4	—	4	8	3	1	12
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	1	1	—	—	—	—
Balance as of end of period	$6	$11	$17	$9	$3	$1	$13
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2023					December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$2,233	$—	$5	$(57)	$2,181	$2,016	$—	$—	$(75)	$1,941
CLO	3,089	—	3	(79)	3,013	3,040	—	3	(102)	2,941
CMBS	3,661	(11)	20	(341)	3,329	3,715	(10)	21	(358)	3,368
Corporate	17,424	(6)	69	(1,277)	16,210	16,794	(2)	33	(1,592)	15,233
Foreign govt./govt. agencies	588	—	1	(40)	549	596	—	—	(49)	547
Municipal	6,616	—	119	(370)	6,365	6,718	—	93	(515)	6,296
RMBS	4,169	—	5	(437)	3,737	4,214	—	2	(508)	3,708
U.S. Treasuries	2,238	—	2	(180)	2,060	2,440	—	—	(243)	2,197
Total fixed maturities, AFS	$40,018	$(17)	$224	$(2,781)	$37,444	$39,533	$(12)	$152	$(3,442)	$36,231

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,269	$1,248	$1,417	$1,396
Over one year through five years	8,806	8,461	8,340	7,930
Over five years through ten years	7,427	6,848	7,259	6,485
Over ten years	9,364	8,627	9,532	8,462
Subtotal	26,866	25,184	26,548	24,273
Mortgage-backed and asset-backed securities	13,152	12,260	12,985	11,958
Total fixed maturities, AFS	$40,018	$37,444	$39,533	$36,231

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2023 or December 31, 2022 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,225	$(17)	$562	$(40)	$1,787	$(57)
CLO	403	(6)	2,551	(73)	2,954	(79)
CMBS	914	(52)	2,232	(289)	3,146	(341)
Corporate	6,114	(278)	7,233	(999)	13,347	(1,277)
Foreign govt./govt. agencies	133	(6)	363	(34)	496	(40)
Municipal	2,125	(92)	1,832	(278)	3,957	(370)
RMBS	1,008	(59)	2,488	(378)	3,496	(437)
U.S. Treasuries	857	(54)	1,102	(126)	1,959	(180)
Total fixed maturities, AFS in an unrealized loss position	$12,779	$(564)	$18,363	$(2,217)	$31,142	$(2,781)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,577	$(50)	$281	$(25)	$1,858	$(75)
CLO	1,490	(48)	1,378	(54)	2,868	(102)
CMBS	2,560	(270)	521	(88)	3,081	(358)
Corporate	11,157	(1,071)	2,575	(521)	13,732	(1,592)
Foreign govt./govt. agencies	308	(26)	224	(23)	532	(49)
Municipal	4,270	(461)	228	(54)	4,498	(515)
RMBS	2,311	(249)	1,250	(259)	3,561	(508)
U.S. Treasuries	1,554	(145)	633	(98)	2,187	(243)
Total fixed maturities, AFS in an unrealized loss position	$25,227	$(2,320)	$7,090	$(1,122)	$32,317	$(3,442)
As of March 31, 2023, fixed maturities, AFS in an unrealized loss position consisted of 4,565 instruments, and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2023, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the three months ended March 31, 2023, was primarily attributable to lower interest rates, partially offset by wider credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, CMBS, and municipal bonds which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.

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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of March 31, 2023, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of March 31, 2023 or December 31, 2022. For the three months ended March 31, 2023 and 2022, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2023	2022
ACL as of beginning of period	$36	$29
Current period provision (release)	—	2
ACL as of March 31,	$36	$31
For the three months ended March 31, 2023, there was no change to the ACL on mortgage loans which currently incorporates a level of economic uncertainty and the potential impact it might have on real estate property valuations.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of March 31, 2023, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$10	1.92x	$10	1.92x
65% - 80%	—	—x	16	2.02x	58	1.84x	43	2.87x	100	2.05x	197	1.34x	414	1.76x
Less than 65%	73	1.35x	855	2.42x	1,509	2.80x	664	3.02x	678	2.91x	1,880	2.45x	5,659	2.65x
Total mortgage loans	$73	1.35x	$871	2.41x	$1,567	2.77x	$707	3.01x	$778	2.80x	$2,087	2.34x	$6,083	2.59x
[1]Amortized cost of mortgage loans excludes ACL of $36.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$23	1.40x	$23	1.40x
65% - 80%	16	2.02x	59	2.61x	43	2.78x	100	1.95x	108	1.11x	117	1.91x	443	1.91x
Less than 65%	839	2.43x	1,475	2.79x	663	3.02x	680	2.77x	437	2.21x	1,476	2.54x	5,570	2.65x
Total mortgage loans	$855	2.42x	$1,534	2.78x	$706	3.01x	$780	2.66x	$545	1.99x	$1,616	2.48x	$6,036	2.59x
[1]Amortized cost of mortgage loans excludes ACL of $36.

Mortgage Loans by Region
	March 31, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$337	5.6%	$317	5.3%
Middle Atlantic	315	5.2%	316	5.2%
Mountain	706	11.6%	707	11.7%
New England	354	5.8%	395	6.5%
Pacific	1,279	21.0%	1,299	21.5%
South Atlantic	1,732	28.5%	1,670	27.7%
West North Central	111	1.8%	105	1.7%
West South Central	432	7.1%	421	7.0%
Other [1]	817	13.4%	806	13.4%
Total mortgage loans	6,083	100.0%	6,036	100.0%
ACL	(36)		(36)
Total mortgage loans, net of ACL	$6,047		$6,000
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,266	37.3%	$2,217	36.7%
Multifamily	2,287	37.6%	2,247	37.2%
Office	585	9.6%	585	9.7%
Retail [1]	945	15.5%	947	15.7%
Other	—	—%	40	0.7%
Total mortgage loans	6,083	100.0%	6,036	100.0%
ACL	(36)		(36)
Total mortgage loans, net of ACL	$6,047		$6,000
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2023 and December 31, 2022, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2023, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.5 billion, of which $4.5 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company serviced mortgage loans with a total outstanding principal balance of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2023 and December 31, 2022, because servicing fees were market-level fees at origination and remain adequate to compensate the

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
Consolidated VIEs
As of March 31, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2023 and December 31, 2022 was limited to the total carrying value of $2.6 billion for both periods, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of March 31, 2023 and December 31, 2022, the Company has outstanding commitments totaling $1.8 billion for both periods, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of March 31, 2023 and December 31, 2022, the Company reported $34 and $41, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of March 31, 2023 and December 31, 2022, the Company pledged collateral of $7 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company’s exposure to other restricted investments.

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,316	$2,189
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	783	718
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	33	8
Fixed maturities in Lloyd's trust account	176	161
Other investments	66	62
Total Other Restricted Investments	$3,374	$3,138
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2022 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or debt instruments issued.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on 3 month London Inter-Bank Offered Rate ("LIBOR") + 2.125% junior subordinated debt to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2022 Form 10-K Annual Report.
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
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2023 and December 31, 2022, the notional amount of interest rate swaps in offsetting relationships was $6.6 billion for both periods.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
covered call options on equity securities to generate additional return.
Commodity Options
The Company previously purchased call option contracts on oil futures in order to partially offset potential changes in value related to certain fixed maturity securities that could arise if oil prices increased substantially.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2023	Dec. 31, 2022	Mar 31, 2023	Dec. 31, 2022	Mar 31, 2023	Dec. 31, 2022	Mar 31, 2023	Dec. 31, 2022
Cash flow hedges
Interest rate swaps	$2,605	$2,155	$—	$—	$1	$—	$(1)	$—
Foreign currency swaps	568	568	48	53	53	57	(5)	(4)
Total cash flow hedges	3,173	2,723	48	53	54	57	(6)	(4)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	6,964	7,245	(6)	(6)	2	2	(8)	(8)
Foreign exchange contracts
Foreign currency swaps and forwards	568	569	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	2,011	11	(23)	—	—	—	(23)	—
Credit derivatives in offsetting positions	207	207	—	—	4	3	(4)	(3)
Total non-qualifying strategies	9,750	8,032	(29)	(6)	6	5	(35)	(11)
Total cash flow hedges and non-qualifying strategies	$12,923	$10,755	$19	$47	$60	$62	$(41)	$(15)
Balance Sheet Location
Fixed maturities, available-for-sale	$568	$569	$—	$—	$—	$—	$—	$—
Other investments	9,338	9,108	50	34	58	38	(8)	(4)
Other liabilities	3,017	1,078	(31)	13	2	24	(33)	(11)
Total derivatives	$12,923	$10,755	$19	$47	$60	$62	$(41)	$(15)

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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2023
Other investments	$60	$55	$50	$(45)	$—	$5
Other liabilities	$(41)	$(30)	$(31)	$20	$(10)	$(1)
As of December 31, 2022
Other investments	$62	$60	$34	$(32)	$—	$2
Other liabilities	$(15)	$(7)	$13	$(21)	$(7)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended March 31,
	2023	2022
Interest rate swaps	$11	$(2)
Foreign currency swaps	(4)	9
Total	$7	$7

Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2023		2022
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(8)	$3	$9	$(3)
Foreign currency swaps	2	—	2	—
Total	$(6)	$3	$11	$(3)

Total amounts presented on the Condensed Consolidated Statement of Operations	$515	$50	$509	$62
As of March 31, 2023, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $12. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three months ended March 31, 2023 and 2022, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended March 31,
	2023	2022
Foreign exchange contracts
Foreign currency forwards	$—	$1
Interest rate contracts
Interest rate swaps, swaptions, and futures	21	32
Credit contracts
Credit derivatives that purchase credit protection	(16)	—
Commodity contracts
Commodity options	—	14
Total [1]	$5	$47
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(2)	5 years	CMBS Credit	AAA	$100	$2
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	CCC+	3	2
Total [5]	$103	$(4)				$103	$4
As of December 31, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	6 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	B-	3	2
Total [5]	$103	$(3)				$103	$3
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
.
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2023 and December 31, 2022, the Company has pledged cash collateral associated with derivative instruments of $22 and less than $1, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2023 and December 31, 2022, the Company pledged securities collateral associated with derivative instruments with a fair value of $8 for both periods, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2023 and December 31, 2022, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 for both periods, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $90 and $57, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2023 and December 31, 2022, the Company
accepted cash collateral associated with derivative instruments of $49 and $56, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2023 and December 31, 2022, with a fair value of $1 for both periods, which the Company has the right to repledge or sell. As of March 31, 2023 and December 31, 2022, the Company had no repledged securities. In addition, as of March 31, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of March 31, 2023	As of December 31, 2022
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,013	$4,698
Receivables for loss sensitive business, by credit quality:
AA	104	106
A	44	38
BBB	122	119
BB	59	56
Below BB	40	41
Total receivables for loss sensitive business	369	360

Total Premiums Receivable and Agents' Balances, Gross	5,382	5,058
ACL	(111)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,271	$4,949
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	March 31, 2023			March 31, 2022
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$85	$24	$109	$83	$22	$105
Current period provision (release)	12	1	13	13	—	13
Current period write-offs	(14)	—	(14)	(15)	—	(15)
Current period recoveries	3	—	3	3	—	3
Ending ACL	$86	$25	$111	$84	$22	$106

|

Table of Contents	Note 8 - Reinsurance
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

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2023				As of December 31, 2022
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,166	$—	$—	$2,166	$2,094	$—	$—	$2,094
A+	2,031	241	252	2,524	2,169	239	259	2,667
A	816	1	—	817	763	1	—	764
A-	83	6	—	89	79	6	—	85
B++	611	—	3	614	616	—	2	618
Below B++	20	—	—	20	20	—	—	20
Total Rated by A.M. Best	5,727	248	255	6,230	5,741	246	261	6,248
Mandatory (Assigned) and Voluntary Risk Pools	217	—	—	217	218	—	—	218
Captives	307	—	—	307	319	—	—	319
Other not rated companies	275	6	—	281	279	5	—	284
Gross Reinsurance Recoverables	6,526	254	255	7,035	6,557	251	261	7,069
Allowance for uncollectible reinsurance	(102)	(1)	(2)	(105)	(102)	(1)	(2)	(105)
Net Reinsurance Recoverables	$6,424	$253	$253	$6,930	$6,455	$250	$259	$6,964
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

Allowance for Uncollectible Reinsurance for the Three Months Ended
	March 31, 2023				March 31, 2022
	Property and Casualty	Group Benefits	Corporate	Total	Property and Casualty	Group Benefits	Corporate	Total
Beginning allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99
Beginning allowance for disputed amounts	60	—	—	60	54	—	—	54
Beginning ACL	42	1	2	45	42	1	2	45
Current period provision (release)	2	—	—	2	(2)	—	—	(2)
Ending ACL	44	1	2	47	40	1	2	43
Ending allowance for disputed amounts	58	—	—	58	56	—	—	56
Ending allowance for uncollectible reinsurance	$102	$1	$2	$105	$96	$1	$2	$99

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,083	$31,449
Reinsurance and other recoverables	6,465	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,618	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year	2,270	1,931
Prior accident year development	—	(36)
Total provision for unpaid losses and loss adjustment expenses	2,270	1,895
Payments
Current accident year	(321)	(281)
Prior accident years	(1,646)	(1,525)
Total payments	(1,967)	(1,806)
Foreign currency adjustment	8	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,929	25,452
Reinsurance and other recoverables	6,469	6,165
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,398	$31,617

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2023	2022
Workers’ compensation	$(61)	$(45)
Workers’ compensation discount accretion	11	9
General liability	12	12
Marine	1	—
Package business	(5)	(11)
Commercial property	5	(15)
Professional liability	—	—
Bond	—	—
Assumed reinsurance	2	12
Automobile liability - Commercial Lines	—	—
Automobile liability - Personal Lines	—	(5)
Homeowners	(1)	—
Net asbestos and environmental reserves	—	—
Catastrophes	—	(3)
Uncollectible reinsurance	8	—
Other reserve re-estimates, net	28	10
Total prior accident year development	$—	$(36)
Re-estimates of prior accident year reserves for the three months ended March 31, 2023
Workers’ compensation reserves were decreased within the 2014 to 2019 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year reflects a $20 reduction of COVID-19 related reserves.
General liability reserves were increased in middle and large commercial, driven by an increase in the frequency and estimated cost to settle large individual claims for the 2016 to 2021 accident years.
Package business reserves decreased primarily due to lower than previously estimated property severity for accident year 2021. Package liability is flat overall with improvement in accident year 2020 due to favorable claim count emergence offset by reserve increases in accident years 2019 and prior related to higher severity.
Commercial property reserves were increased due to unfavorable development for accident year 2022 in middle & large commercial.
Automobile liability reserves - Personal Lines were flat as decreases due to lower estimated severity, within accident years 2019 to 2021 were offset by increases in accident year 2022 due to higher estimated severity and increasing attorney representation rates.
Uncollectible reinsurance was increased primarily in Commercial Lines related to a captive reinsurer, and to a lesser extent in P&C Other Operations related to one larger reinsurer entering liquidation proceedings.
Other reserve re-estimates, net, were increased primarily due to an increase in accident year 2022 Personal Lines automobile physical damage severity.
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
Settlement Agreement with Boy Scouts of America
On September 14, 2021, the Company announced that it entered into a new agreement-in-principle with the Boy Scouts of America ("BSA"), related to sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s, with the agreement in-principle including the BSA, its local councils and the representatives of a majority of the sexual abuse claimants. As part of the agreement-in-principle, The Hartford will pay $787, before tax, for claims associated with these policies. In exchange for The Hartford’s payment, the BSA and its local councils will fully release The Hartford from any obligation under policies The Hartford issued to the BSA and its local councils. In addition, the representatives for the claimants joining this agreement-in-principle will support a plan of reorganization which incorporates the settlement.
The agreement-in-principle was reached in connection with the BSA’s Chapter 11 bankruptcy and a written settlement agreement (the "Settlement") was executed on February 14, 2022. On September 8, 2022 the bankruptcy court approved the BSA's plan of reorganization, including the Settlement. On

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2023, the civil district court affirmed the bankruptcy court’s ruling. The civil district court’s ruling is now final, all conditions precedent to Settlement have been satisfied and on April 20, 2023, The Hartford paid the Settlement amount of $787.
Certain objecting parties have indicated that they will appeal the civil district court’s ruling. If the court approvals for the BSA’s plan of reorganization are not affirmed on appeal, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,160	$8,210
Reinsurance recoverables	245	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,915	7,965
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,325	1,324
Prior year's discount accretion	53	53
Prior incurral year development [1]	(133)	(119)
Total provision for unpaid losses and loss adjustment expenses [2]	1,245	1,258
Payments
Current incurral year	(335)	(354)
Prior incurral years	(889)	(974)
Total payments	(1,224)	(1,328)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,936	7,895
Reinsurance recoverables	248	247
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,184	$8,142
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $45 and $46 for the three months ended March 31, 2023 and 2022, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2023
Group disability- Prior period reserve estimates decreased by approximately $120 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $8 largely driven by continued low incidence in group life premium waiver.
Supplemental accident and health- Prior period reserve estimates decreased by approximately $5 driven by lower than previously expected claim incidence.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2022
Group disability- Prior period reserve estimates decreased by approximately $80 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $35 largely driven by a reduction in estimated mortality group term life losses incurred in fourth quarter 2021, as well as continued low incidence in group life premium waiver.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the three months ended March 31,
	2023			2022
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$47			$58
Balance, ending of the period		$46			$52

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$140	$112	$192	$188	$152	$262
Beginning adjustment for changes in single-A rate	4	(14)	(39)	47	19	14
Beginning balance at original discount rate	136	126	231	141	133	248
Effect of actual variances from expected experience	—	2	—	1	1	—
Adjusted beginning balance	136	128	231	142	134	248
Interest accrual	2	4	2	2	4	2
Benefit Payments	(3)	(7)	(6)	(3)	(7)	(5)
Ending balance at original discount rate	135	125	227	141	131	245
Ending adjustment for changes in single-A rate	8	(12)	(35)	28	5	(11)
Ending balance at single-A rate	$143	$113	$192	$169	$136	$234

Net reserve for future policy benefits	$143	$67	$192	$169	$84	$234
Weighted-average duration of the reserve for future policy benefits (years)	9.1	12.3	6.5	9.2	14.1	7.5

Net Reserve for Future Policy Benefits
	As of March 31,
	2023	2022
Payout Annuities	$143	$169
Life Conversions	67	84
Paid-up Life	192	234
DPL	19	20
Other	87	85
Total	$508	$592

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of March 31,
	2023	2022
Payout Annuities [1]
Expected future benefit payments	$269	$281
Life Conversions
Expected future gross premiums	$118	$126
Expected future benefit payments	$208	$221
Paid-up Life [1]
Expected future benefit payments	$295	$319
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Interest Rates
	For the three months ended March 31,
	2023	2022
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.0%	3.7%
Life Conversions
Interest accretion rate	4.2%	4.1%
Current discount rate	5.1%	3.8%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.0%	3.3%
Gross premiums and interest accretion recognized on long-duration insurance policies for the three months ended March 31, 2023 and 2022 were immaterial.
11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $647 and $677 as of March 31, 2023 and 2022 respectively, include universal life long-duration contacts of $231 and $250 as well as policyholder balances related to short-duration contracts of $416 and $427. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the three months ended March 31,
	2023	2022
Balance, beginning of year	$232	$253
Premiums Received	3	4
Policy Charges	(5)	(6)
Surrenders and Withdrawals	(1)	(1)
Benefit Payments	(1)	(3)
Interest Credited	3	3
Balance, End of Year	$231	$250
Weighted-average crediting rate	4.2%	4.2%
Net Amount at Risk [1]	$966	$1,050
Cash Surrender Value	$229	$247
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of March 31, 2023 and 2022, universal life contracts of $229 and $248, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2023	2022
Tax provision at U.S. federal statutory rate	$137	$114
Nontaxable investment income	(11)	(9)
Executive compensation	6	7
Stock-based compensation	(12)	(10)
Other	(2)	(4)
Provision for income taxes	$118	$98
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$22	$16
Gross increases - tax positions in current period	1	1
Balance, end of period	$23	$17
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
As of March 31, 2023, the Company has a deferred tax asset for foreign net operating losses of $38 partially offset by a valuation allowance of $25. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
The federal income tax audits for the Company have been completed through 2013. The acquired Navigators Group is currently under IRS audit for the pre-acquisition 2019 tax period. The statute of limitations is closed through the 2018 tax year with the exception of NOL carryforwards utilized in open tax years. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims discussed in Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. In addition to the matter described below, these actions include putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile and property. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the

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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some complaints may be amended, some have been dismissed voluntarily and may be refiled, while many have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases and class actions. Moreover, dozens of policyholders have appealed dismissals in favor of the Hartford Writing Companies. The Hartford Writing Companies have received numerous favorable rulings on appeal, with only two adverse appellate rulings to date. The remainder of the Hartford Writing Companies' appeals are at various stages of the appellate process and have not yet been ruled upon. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
Run-off Asbestos and Environmental Claims
The Company continues to receive asbestos and environmental ("A&E") claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The vast majority of the Company's exposure to A&E relates to accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E"). In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments, respectively.
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
For its Run-off A&E claims, as of March 31, 2023, the Company reported $359 of net asbestos and environmental reserves, including the benefit of losses ceded to an A&E adverse development cover ("ADC") with National Indemnity Company, a subsidiary of Berkshire Hathaway ("NICO") (collectively the "A&E ADC"). In addition, the Company has recorded a $594 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2023, the Company has incurred $1,244 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $256 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report.

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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2023 was $33 for which the legal entities have posted collateral of $30 in the normal course of business. Based on derivative contractual terms as of March 31, 2023, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

|

Table of Contents	Note 14 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. EQUITY
Equity Repurchase Program
During the three months ended March 31, 2023 and 2022, the Company repurchased $350 (4.7 million shares) and $400 (5.7 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of March 31, 2023, the Company has $2.4 billion remaining for equity repurchases under the current $3.0 billion share repurchase program, which is effective until December 31, 2024. During the period April 1, 2023 through April 26, 2023, the Company repurchased $112 (1.6 million shares) under this repurchase program.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	715	(8)	7	3	(10)	—	707
Amounts reclassified from AOCI	27	—	3	—	—	6	36
OCI, before tax	742	(8)	10	3	(10)	6	743
Income tax benefit (expense)	(156)	2	(2)	(1)	2	(1)	(156)
OCI, net of tax	586	(6)	8	2	(8)	5	587
Ending balance	$(2,008)	$(13)	$48	$33	$27	$(1,341)	$(3,254)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2023	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(27)	Net realized gains (losses)
	(27)	Total before tax
	(6)	Income tax expense
	$(21)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(8)	Net investment income
Interest rate swaps	3	Interest expense
Foreign currency swaps	2	Net investment income
	(3)	Total before tax
	(1)	Income tax expense
	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(8)	Insurance operating costs and other expenses
	(6)	Total before tax
	(1)	Income tax expense
	$(5)	Net income
Total amounts reclassified from AOCI	$(28)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
OCI before reclassifications	(2,482)	—	7	—	54	—	(2,421)
Amounts reclassified from AOCI	87	—	(8)	—	—	15	94
OCI, before tax	(2,395)	—	(1)	—	54	15	(2,327)
Income tax benefit (expense)	503	—	—	—	(11)	(3)	489
OCI, net of tax	(1,892)	—	(1)	—	43	12	(1,838)
Ending balance	$(261)	$(2)	$5	$41	$(16)	$(1,477)	$(1,710)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI
	Three Months Ended March 31, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(87)	Net realized gains (losses)
	(87)	Total before tax
	(18)	Income tax expense
	$(69)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$9	Net investment income
Interest rate swaps	(3)	Interest expense
Foreign currency swaps	2	Net investment income
	8	Total before tax
	2	Income tax expense
	$6	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	Insurance operating costs and other expenses
	(15)	Total before tax
	(3)	Income tax expense
	$(12)	Net income
Total amounts reclassified from AOCI	$(75)	Net income
16. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2022 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2023.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$1	$1	$—	$—
Interest cost	45	28	2	1
Expected return on plan assets	(59)	(51)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	7	15	1	2
Net periodic cost (benefit)	$(6)	$(7)	$1	$1

|

Table of Contents	Note 17 - Restructuring and Other Costs
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the March 31, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets.
Subsequent to March 31, 2023, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $121, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended March 31,		Cumulative Incurred Through March 31, 2023	Total Amount Expected to be Incurred
	2023	2022
Severance benefits	$(3)	$(2)	$38	$38
IT costs	1	2	20	23
Professional fees and other expenses	2	5	60	60
Total restructuring and other costs, before tax	$—	$5	$118	$121

Accrued Restructuring and Other Costs
	Three Months Ended March 31, 2023
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$7	$—	$—	$7
Incurred	(3)	1	2	—
Payments	—	(1)	(2)	(3)
Balance, end of period	$4	$—	$—	$4

Accrued Restructuring and Other Costs
	Three Months Ended March 31, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(2)	2	5	5
Payments	—	(2)	(5)	(7)
Balance, end of period	$16	$—	$—	$16

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2022 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
On January 1, 2023, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance on accounting for long duration insurance contracts, which was applied on a modified retrospective basis as of January 1, 2021. For additional information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
In addition to the above components of net income available to common stockholders that are excluded from core earnings, preferred stock dividends declared, which are excluded from net income, are included in the determination of core earnings. Preferred stock dividends are a cost of financing more akin to interest expense on debt and are expected to be a recurring expense as long as the preferred stock is outstanding.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2023	2022
Net income	$535	$443
Preferred stock dividends	5	5
Net income available to common stockholders	530	438
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	7	146
Restructuring and other costs, before tax	—	5
Integration and other non-recurring M&A costs, before tax	2	5
Income tax benefit [1]	(3)	(35)
Core earnings	$536	$559
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
Mutual Fund and Exchange-Traded Fund Assets- Are owned by the shareowners of those products and not by the Company and, therefore, are not reflected in the Company’s Condensed Consolidated Financial Statements, except in instances where the Company seeds new investment products.
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
Premium Retention - For middle and large commercial, represents the ratio of prior period premiums that were successfully renewed divided by premiums associated with policies available for renewal in the current period. Premium retention excludes premium amounts from annual audits, renewal written price increases and changes in exposure, including amount of insurance. Premium retention statistics are subject to change from period to period based on a number of factors, including the effect of subsequent cancellations and non-renewals.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2023	2022
Commercial Lines
Net income	$421	$383
Adjustments to reconcile net income to underwriting gain:
Net investment income	(338)	(333)
Net realized gains	19	91
Other expense	—	6
Income tax expense	100	95
Underwriting gain	$202	$242
Personal Lines
Net income (loss)	$(1)	$77
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(38)	(33)
Net realized gains	1	9
Net servicing and other expense (income)	(6)	(4)
Income tax expense (benefit)	(1)	20
Underwriting gain (loss)	$(45)	$69
P&C Other Operations
Net income	$6	$8
Adjustments to reconcile net income to underwriting loss:
Net investment income	(16)	(16)
Net realized gains	3	4
Income tax expense	1	1
Underwriting loss	$(6)	$(3)
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
To achieve those expected savings, we expect to incur approximately $386 over the course of the program, with $297 expensed cumulatively through March 31, 2023, and expected expenses of $27 over the last nine months of 2023 and $62 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $386, we expect to incur restructuring costs of approximately $121, including $38 of employee severance, $23 to retire certain IT applications, and $60 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in the three months ended March 31, 2023 and expected annual costs and expense savings relative to 2019 for the full year in 2023:

Hartford Next Costs and Expense Savings
	Three Months Ended March 31, 2023	Estimate for 2023
Employee severance	$(3)	$(3)
IT costs to retire applications	1	4
Professional fees and other expenses	2	2
Estimated restructuring costs	—	3

Non-capitalized IT costs	5	17
Other costs	2	7
Amortization of capitalized IT development costs [1]	2	8
Amortization of capitalized real estate [2]	—	1
Estimated costs within core earnings	9	33
Total Hartford Next program costs	9	36

Cumulative savings for the period relative to 2019	(155)	(625)
Net expense (savings) before tax	$(146)	$(589)

Net expense (savings) before tax:
Accounted for within core earnings	$(146)	$(593)
Restructuring costs recognized outside of core earnings	—	4
Net expense (savings) before tax	$(146)	$(589)
[1]Does not include approximately $45 of IT asset amortization after 2023.
[2]Does not include approximately $13 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FIRST QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $92 or 21%	Ý	Increased $0.36 or 28%	Ý	Increased $2.60 or 6%
+	Lower net realized losses	+	Increase in net income available to common stockholders	+	An increase in common stockholders' equity largely due to a increase in AOCI, primarily driven by lower net unrealized losses on available for sale securities
+	In Group Benefits, lower mortality claims and the effect of higher premiums
		+	Reduction in outstanding shares due to share repurchases
+	Lower interest expense on corporate debt			+	Net income in excess of common stockholder dividends
+	In Commercial Lines and Personal Lines, the effect of higher earned premiums
				-	Dilutive effect of share repurchases
-	Higher P&C current accident year catastrophe losses

-	A higher current accident year loss ratio before catastrophes in Personal Lines
-	Favorable P&C prior accident year reserve development in the prior year period

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 10 bps	Ý	Increased 5.3 points	Ý	Increased 5.8 points
+	A higher yield on fixed maturity securities due to an increased yield on variable-rate securities and reinvesting at higher rates	+	Higher current accident year catastrophe losses	+	Lower mortality claims in group life
				+	A lower group disability loss ratio due to favorable long-term disability claim incidence
		+	Higher personal automobile loss costs, driven by severity
-	Lower returns on limited partnerships and other alternative investments
		+	Favorable prior accident year reserve development in the prior year period	+	Higher fully insured ongoing premiums
				+	A change to net realized gains
		+	Higher current accident year loss ratio in workers' compensation	-	Higher insurance operating costs and other expenses
		-	Lower current accident year losses in international	-	Lower net investment income driven by lower income from limited partnerships
		-	A lower expense ratio driven, in part, by higher earned premium

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2023	2022	Change
Earned premiums	$5,063	$4,651	9%
Fee income	319	362	(12%)
Net investment income	515	509	1%
Net realized losses	(7)	(145)	95%
Other revenues	20	16	25%
Total revenues	5,910	5,393	10%
Benefits, losses and loss adjustment expenses	3,482	3,120	12%
Amortization of deferred policy acquisition costs	491	437	12%
Insurance operating costs and other expenses	1,216	1,210	—%
Interest expense	50	62	(19%)
Amortization of other intangible assets	18	18	—%
Restructuring and other costs	—	5	(100%)
Total benefits, losses and expenses	5,257	4,852	8%
Income, before tax	653	541	21%
Income tax expense	118	98	20%
Net income	535	443	21%
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$530	$438	21%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income available to common stockholders increased by $92, primarily driven by:
•Lower realized losses of $138, before tax, driven by a change to net gains on equity securities in the current period compared to net losses in the prior period;
•In Group Benefits, an improved group life loss ratio driven by lower mortality, the effect of higher fully insured ongoing premiums, and an improved group disability loss ratio, partially offset by an increase in insurance operating costs and other expenses and lower net investment income; and
•A lower level of interest expense on corporate debt.

These increases were partially offset by:
•A decrease in P&C underwriting results of $157, before tax, driven by higher current accident year catastrophe losses, a higher current accident year loss and loss adjustment expense ("LAE") ratio before catastrophes in Personal Lines, favorable prior accident year reserve development in the 2022 period, and higher underwriting expenses, partially offset by the effect of earned premium growth.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
Earned premiums increased by $412, or 9%, primarily due to:
•An increase in P&C reflecting an 11% increase in Commercial Lines and 3% in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of earned pricing increases, an increase in small commercial and middle and large commercial new business, and the effect of higher insured exposures, principally in workers’ compensation, partially offset by lower new business in global specialty.
–For Personal Lines, earned premium was up due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 8% due to increases in group life, group disability, and supplemental health product premiums, primarily driven by strong new business sales and persistency as well as an increase in exposure on existing accounts.
Fee income decreased, driven by lower daily average assets within Hartford Funds due to a decline in equity and fixed income market levels since the prior year period and, to a lesser extent, net outflows over the preceding twelve months.

Net Investment Income
Net investment income increased primarily due to the impact of a higher yield on variable-rate securities and reinvesting at higher rates, partially offset by lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds and lower real estate fund valuations, in addition to income from sales of underlying real estate properties in the 2022 period.
Net realized losses decreased primarily due to gains on equity securities in the 2023 period due to repositioning and appreciation in value compared to losses on equity securities in the 2022 period driven by depreciation in value.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $362 due to:
•An increase in Property & Casualty of $375, which was attributable to:
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $252, before tax, primarily due to the effect of higher earned premiums in Commercial Lines, higher personal automobile claim severity, and a higher loss ratio in small commercial, partially offset by lower loss ratios in global specialty and middle and large commercial.
–An increase in current accident year catastrophe losses of $87, before tax. Catastrophe losses in the 2023 period included losses from winter storms along the East and West Coasts and tornado, wind and hail events across several regions of the United States. Catastrophe losses in the 2022 period included $27, net of reinsurance, related to the Ukraine conflict, as well as losses from tornado, wind and hail events in the Southeast and winter storms along the East Coast.
–A decline in P&C net favorable prior accident year reserve development of $36, before tax, with no net development in the 2023 period. For the 2023 period, prior year reserve development primarily included a decrease in reserves related to workers’ compensation and package business, offset by increases in reserves for Personal Lines automobile physical damage, general liability, and uncollectible reinsurance. Prior accident year reserve development in the 2022 period was a net favorable $36, before tax, primarily driven by reserve decreases in workers' compensation, package business, and commercial property, partially offset by reserve increases in general liability and assumed reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Group Benefits

–Partially offsetting the P&C increase was a decline in Group Benefits of $13, before tax, primarily driven by the impact of lower mortality claims and a lower incidence in group disability, partially offset by the effect of an increase in earned premiums.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased slightly due to:
•Technology investments made to improve customer and broker experience and data analytics to enhance underwriting and pricing capabilities;
•Higher commissions in Group Benefits; and
•Higher staffing costs in Commercial Lines and Group Benefits partly in response to higher business volume.
These increases were offset by:
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$37,444	69.8%	$36,231	68.9%
Fixed maturities, at fair value using the fair value option ("FVO")	326	0.6%	333	0.6%
Equity securities, at fair value	1,301	2.4%	1,801	3.4%
Mortgage loans (net of allowance for credit losses ("ACL") of $36 and $36)	6,047	11.3%	6,000	11.4%
Limited partnerships and other alternative investments	4,315	8.0%	4,177	8.0%
Other investments [1]	174	0.3%	159	0.3%
Short-term investments	4,060	7.6%	3,859	7.4%
Total investments	$53,667	100.0%	$52,560	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
March 31, 2023 compared to December 31, 2022
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value partially offset by a decrease in equity securities, at fair value.
Fixed maturities, AFS, at fair value increased primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was also due to net additions primarily within the corporate sector.

Equity securities, at fair value decreased primarily due to sales.

Net Investment Income
	Three Months Ended March 31,
	2023		2022
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$445	4.0%	$331	3.1%
Equity securities	13	2.9%	12	2.5%
Mortgage loans	57	3.7%	50	3.6%
Limited partnerships and other alternative investments	26	2.5%	126	14.6%
Other [3]	(2)		9
Investment expense	(24)		(19)
Total net investment income	$515	3.7%	$509	3.6%
Total net investment income excluding limited partnerships and other alternative investments	$489	3.8%	$383	2.9%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost, as applicable, excluding derivatives book value.
[2]Includes net investment income on short-term investments.
[3]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Total net investment income increased slightly due to:
•Higher yield on variable-rate securities and the impact of reinvesting at higher rates; and
•Partially offset by lower income from limited partnerships and other alternative investments driven by lower returns on private equity funds and lower real estate fund valuations, in addition to income from sales of underlying real estate properties in the 2022 period.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
primarily due to a higher yield on variable-rate securities and higher reinvestment rates.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three months ended March 31, 2023 was 5.8% which was above the average yield of sales and maturities of 4.2% for the same period. Average reinvestment rate on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three months ended March 31, 2022, was 3.3%, which was above the average yield of sales and maturities of 3.0%.
For the 2023 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2022 due to the expected higher rate environment. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2023	2022
Gross gains on sales of fixed maturities	$17	$23
Gross losses on sales of fixed maturities	(39)	(95)
Equity securities [1]	35	(107)
Net credit losses on fixed maturities, AFS [2]	(5)	(12)
Change in ACL on mortgage loans [3]	—	(2)
Intent-to-sell impairments [2]	—	(3)
Other, net [4]	(15)	51
Net realized losses	$(7)	$(145)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $2 and $(131) for the three months ended March 31, 2023, and 2022, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three months ended March 31, 2023, and 2022 includes gains (losses) from transactional foreign currency revaluation of $(7) and $6, respectively, and gains (losses) on non-qualifying derivatives of $5 and $47, respectively.
Three months ended March 31, 2023
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and/or liquidity management.
Equity securities net gains were primarily driven by repositioning and appreciation in value due to higher equity market levels.
Other, net losses were primarily due to $16 on credit derivatives and $8 on FVO securities due to changes in credit spreads, as well as, $7 on transactional foreign currency revaluation. These losses were partially offset by gains of $21 on interest rate derivatives driven by changes in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2022 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2023.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2023

P&C Other
$872
3%
Personal
Lines
$1,850
7%
Commercial
Lines
$24,207
90%

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,564	521	—	2,085
Current accident year catastrophes	138	47	—	185
Prior accident year development ("PYD")	(23)	20	3	—
Total provision for unpaid losses and loss adjustment expenses	1,679	588	3	2,270
Payments	(1,359)	(567)	(41)	(1,967)
Foreign currency adjustment	8	—	—	8
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,207	1,850	872	26,929
Reinsurance and other recoverables	4,584	29	1,856	6,469
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,791	$1,879	$2,728	$33,398
Earned premiums and fee income	$2,776	$747
Loss and loss expense paid ratio [1]	49.0	76.0
Loss and loss expense incurred ratio	60.7	79.6
Prior accident year development (pts) [2]	(0.8)	2.7
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2023
	Commercial Lines	Personal Lines	Total
Wind and hail	$43	$33	$76
Winter storms	80	14	94
Catastrophes before assumed reinsurance	123	47	170
Global assumed reinsurance business [1]	15	—	15
Total catastrophe losses	$138	$47	$185
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(61)	$—	$—	$(61)
Workers’ compensation discount accretion	11	—	—	11
General liability	12	—	—	12
Marine	1	—	—	1
Package business	(5)	—	—	(5)
Commercial property	5	—	—	5
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	2	—	—	2
Automobile liability	—	—	—	—
Homeowners	—	(1)	—	(1)
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	5	—	3	8
Other reserve re-estimates, net [1]	7	21	—	28
Total prior accident year development	$(23)	$20	$3	$—
[1] Other reserve re-estimates for the three months ended March 31, 2023 includes a $20 increase in personal automobile physical damage reserves.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,395	438	—	1,833
Current accident year catastrophes	81	17	—	98
Prior accident year development	(33)	(3)	—	(36)
Total provision for unpaid losses and loss adjustment expenses	1,443	452	—	1,895
Payments	(1,206)	(512)	(88)	(1,806)
Foreign currency adjustment	(5)	—	—	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,658	1,747	1,047	25,452
Reinsurance and other recoverables	4,574	36	1,555	6,165
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,232	$1,783	$2,602	$31,617
Earned premiums and fee income	$2,495	$728
Loss and loss expense paid ratio [1]	48.3	70.3
Loss and loss expense incurred ratio	58.0	62.8
Prior accident year development (pts) [2]	(1.3)	(0.4)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

|

Table of Contents	Index to MD&A
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

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(45)	$—	$—	$(45)
Workers’ compensation discount accretion	9	—	—	9
General liability	12	—	—	12
Marine	—	—	—	—
Package business	(11)	—	—	(11)
Commercial property	(15)	—	—	(15)
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	12	—	—	12
Automobile liability	—	(5)	—	(5)
Homeowners	—	—	—	—
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(3)	—	—	(3)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net	8	2	—	10
Total prior accident year development	$(33)	$(3)	$—	$(36)
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2023 and 2022 periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2023	2022	Change
Written premiums	$3,109	$2,809	11%
Change in unearned premium reserve	343	323	6%
Earned premiums	2,766	2,486	11%
Fee income	10	9	11%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,564	1,395	12%
Current accident year catastrophes [1]	138	81	70%
Prior accident year development [1]	(23)	(33)	30%
Total losses and loss adjustment expenses	1,679	1,443	16%
Amortization of deferred policy acquisition costs	424	371	14%
Underwriting expenses	456	425	7%
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	8	7	14%
Underwriting gain	202	242	(17%)
Net investment income [2]	338	333	2%
Net realized losses [2]	(19)	(91)	79%
Other income (expense)	—	(6)	100%
Income before income taxes	521	478	9%
Income tax expense [3]	100	95	5%
Net income	$421	$383	10%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
	2023	2022
Small Commercial:
Net new business premium	$242	$186
Policy count retention	86%	86%
Renewal written price increases	3.7%	3.2%
Renewal earned price increases	3.9%	3.2%
Policies in-force as of end of period (in thousands)	1,439	1,378
Middle Market [1]:
Net new business premium	$148	$120
Premium retention	82%	82%
Renewal written price increases	6.6%	5.0%
Renewal earned price increases	6.3%	5.9%
Global Specialty:
Global specialty gross new business premium [2]	$191	$206
Renewal written price increases [3]	3.7%	9.4%
Renewal earned price increases [3]	6.2%	13.1%
[1]Except for net new business premium, metrics for middle market exclude loss sensitive and programs businesses.
[2]Excludes Global Re and is before ceded reinsurance.
[3]Excludes Global Re, offshore energy policies, credit and political risk insurance policies, political violence and terrorism policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended March 31,
	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.5	56.1	0.4
Current accident year catastrophes	5.0	3.3	1.7
Prior accident year development	(0.8)	(1.3)	0.5
Total loss and loss adjustment expense ratio	60.7	58.0	2.7
Expense ratio	31.7	31.9	(0.2)
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	92.7	90.3	2.4
Impact of current accident year catastrophes and prior year development	(4.2)	(2.0)	(2.2)
Underlying combined ratio	88.5	88.3	0.2

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$450
$300
$150
$0
$383
$421
Mar 31
2022 QTD
Mar 31
2023 QTD

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income for the three months ended March 31, 2023 increased primarily due to lower net realized losses, partially offset by a lower underwriting gain. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain

$300
$200
$100
$0
$242
$202
Mar 31
2022 QTD
Mar 31
2023 QTD

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Underwriting gain for the three month period ended March 31, 2023 decreased driven by higher current accident year catastrophes, higher underwriting expenses, a higher current accident year loss and LAE ratio before catastrophes and lower favorable prior accident year development, partially offset by the effect of earned premium growth.
Underwriting expenses increased in the three month period due to higher technology and staffing costs, partially offset by incremental savings from Hartford Next initiatives.
Expense ratio decreased driven by the impact of higher earned premium and incremental savings from the Hartford Next program, partially offset by investments in technology and higher staffing costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $11 and $13, for the three months ended March 31, 2022, and 2023, respectively.
Written Premiums
[1]Other written premiums of $12 and $13 for the three months ended March 31, 2022, and 2023, respectively, is included in the total.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Earned premiums for the three month period increased due to written premium increases over the prior 12 months, including the effect of higher insured exposures, principally in workers’ compensation from higher payrolls.
Written premiums for the three month period increased driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in all lines of business, with the most significant growth in package business, workers' compensation and excess and surplus lines.
•Middle & large commercial written premium increased driven by double-digit new business growth, renewal written price increases in all lines, and higher insured exposures. Written premium grew in nearly all lines across general industries, industry verticals and specialty markets.
•Global specialty written premium increased driven by written price increases across almost all lines, partially offset by a decline in gross new business. Written premium growth was most significant in global reinsurance.
Renewal written price increases were recognized in nearly all lines in the three month period, with moderating price increases across most lines in global specialty.
•In small commercial excluding workers' compensation, renewal written price increases were higher in 2023, with high-single digit price increases in package business and automobile. Workers' compensation pricing moderated from 2022 but was slightly positive due to the effect of wage inflation largely offset by lower net rates.
•In middle market, the Company recognized high single-digit price increases in most lines other than workers’ compensation, which experienced low single-digit written price increases as the effect of higher wages more than offset lower rates.
•In global specialty, price increases continue to moderate and we achieved low single-digit renewal written price increases overall, with the highest increases in property, marine and casualty lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Current accident year loss and LAE ratio before catastrophes increased in the three month period due to higher loss ratios in workers' compensation, and to a lesser extent, automobile and global reinsurance lines, partially offset by a lower loss ratio in global specialty international lines.
The lower loss ratio in global specialty international was mostly driven by the effect on the prior year ratio of $11 before tax in reinstatement premium owed to reinsurers related to ceding Ukraine conflict losses and a large ocean marine loss from an oil spill off the coast of Peru, both of which occurred in the three months ended March 31, 2022.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$200
$100
$0
$-100
$81
$(33)
$138
$(23)
Mar 31
2022 QTD
Mar 31
2023 QTD
CAY CATs
PYD

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Current accident year catastrophe losses for the three months ended March 31, 2023 included losses from winter storms primarily on the East and West Coasts as well as losses from various tornado, wind and hail events in several regions of the United States.
Current accident year catastrophe losses for the three months ended March 31, 2022 included losses from tornado, wind and hail events in the Southeast, winter storms along the East Coast and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Prior accident year development was net favorable for the three months ended March 31, 2023 and included reserve decreases for workers' compensation and package business, partially offset by reserve increases for general liability, property and uncollectible reinsurance.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2023	2022	Change
Written premiums	$747	$707	6%
Change in unearned premium reserve	8	(13)	162%
Earned premiums	739	720	3%
Fee income	8	8	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	521	438	19%
Current accident year catastrophes [1]	47	17	176%
Prior accident year development [1]	20	(3)	NM
Total losses and loss adjustment expenses	588	452	30%
Amortization of DAC	58	57	2%
Underwriting expenses	145	149	(3%)
Amortization of other intangible assets	1	1	—%
Underwriting gain (loss)	(45)	69	(165%)
Net investment income [2]	38	33	15%
Net realized losses [2]	(1)	(9)	89%
Net servicing and other income (expense) [3]	6	4	50%
Income (loss) before income taxes	(2)	97	(102%)
Income tax expense (benefit) [4]	(1)	20	(105%)
Net income (loss)	$(1)	$77	(101)%
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
[3]Includes servicing revenues of $19 and $17 for the three months ended March 31, 2023 and 2022, respectively. Includes servicing expenses of $14 and $13 for the three months ended March 31, 2023 and 2022, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2023	2022	Change
Product Line
Automobile	$529	$497	6%
Homeowners	218	210	4%
Total	$747	$707	6%
Earned Premiums
Product Line
Automobile	$509	$493	3%
Homeowners	230	227	1%
Total	$739	$720	3%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
Premium Measures	2023	2022
Policies in-force end of period (in thousands)
Automobile	1,305	1,315
Homeowners	731	765
Net new business premium
Automobile	$46	$58
Homeowners	$21	$15
Policy count retention
Automobile	85%	84%
Homeowners	84%	84%
Renewal written price increase
Automobile	10.0%	2.9%
Homeowners	13.9%	8.8%
Renewal earned price increase
Automobile	6.0%	2.3%
Homeowners	11.3%	8.4%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.5	60.8	9.7
Current accident year catastrophes	6.4	2.4	4.0
Prior year development	2.7	(0.4)	3.1
Total loss and loss adjustment expense ratio	79.6	62.8	16.8
Expense ratio	26.5	27.6	(1.1)
Combined ratio	106.1	90.4	15.7
Impact of current accident year catastrophes and prior year development	(9.1)	(2.0)	(7.1)
Underlying combined ratio	97.0	88.5	8.5
Product Combined Ratios

	Three Months Ended March 31,
	2023	2022	Change
Automobile
Combined ratio	110.2	92.8	17.4
Underlying combined ratio	105.1	93.3	11.8
Homeowners
Combined ratio	96.8	85.2	11.6
Underlying combined ratio	78.9	77.4	1.5

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income decreased in 2023, largely driven by a change from underwriting gain to an underwriting loss, partially offset by a decrease in net realized losses and an increase in net investment income.
Underwriting Gain (Loss)

$100
$50
$0
$-50
$69
$(45)
Mar 31
2022 QTD
Mar 31
2023 QTD

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Underwriting gain (loss) changed from a gain to a loss, primarily due to higher current accident year loss costs before catastrophes in automobile, a change to net unfavorable prior accident year reserve development, and an increase in current accident year catastrophe losses.
Expense ratio Underwriting expenses and the expense ratio decreased in 2023 as lower direct marketing costs and incremental cost savings from the Hartford Next initiative were partially offset by higher technology and operations staffing costs.
Earned Premiums

$1,000
$500
$0
$720
$493
$227
$739
$509
$230
Mar 31
2022 QTD
Mar 31
2023 QTD
Homeowners
Automobile

Written Premiums

$1,000
$500
$0
$707
$747
$497
$529
$210
$218
Mar 31
2022 QTD
Mar 31
2023 QTD
Homeowners
Automobile

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Earned premiums were up in 2023 due to an increase in written premium over the prior twelve months in AARP Direct, partially offset by a decline across both Agency channels due to non-renewals exceeding new business.
Written premiums increased in automobile in 2023 due to the effect of written pricing increases. Written premiums increased in homeowners in 2023 primarily due to an increase in new business and the effect of written pricing increases.
Renewal written pricing increases were higher for both automobile and homeowners in 2023 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Policy count retention for automobile was higher in 2023 while, for homeowners, policy count retention was flat partly due to policyholder response to pricing increases.
Policies in-force decreased slightly in 2023 for automobile, and decreased for homeowners, compared to the end of first quarter 2022 reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
60.8
70.5
Mar 31
2022 QTD
Mar 31
2023 QTD

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Current accident year Loss and LAE ratio before catastrophes increased in both automobile and homeowners in 2023. The increase in automobile was primarily due to an increase in automobile liability and physical damage claim severity. The automobile severity increases include the inflationary effects on parts and repairs. Also impacting the change for automobile between years is a higher level of frequency in the current period due to driving continuing to return to more normalized levels, largely offset by the impact of earned pricing increases. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes was due to an increase in severity for both weather and non-weather claims and an increase in the frequency of weather claims as compared to favorable prior year experience, partially offset by earned pricing increases. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Current accident year catastrophe losses increased in 2023 compared to the prior year. Current accident year catastrophe losses for 2023 included tornado, wind and hail events in several regions of the United States, as well as losses from winter storms primarily on the East and West coasts. Current accident year catastrophe losses for the 2022 period primarily included tornado, wind and hail events in the Southeast and East coast winter storms.
Prior accident year development was unfavorable in the 2023 period compared to favorable development in the 2022 period. Net unfavorable prior accident year development in the 2023 period was primarily driven by automobile physical damage. Net favorable prior accident year development in the 2022 period was primarily driven by automobile liability.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2023	2022	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$3	$—	NM
Total losses and loss adjustment expenses	3	—	NM
Underwriting expenses	3	3	—%
Underwriting loss	(6)	(3)	(100%)
Net investment income [2]	16	16	—%
Net realized losses [2]	(3)	(4)	25%
Income before income taxes	7	9	(22%)
Income tax expense [3]	1	1	—%
Net income	$6	$8	(25%)
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income decreased in the three months ended March 31, 2023 primarily due to a higher underwriting loss, partly offset by slightly lower net realized losses.
Underwriting loss increased in the three month period due to unfavorable prior accident year development in 2023 related to an increase in reserves for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2023. For information on asbestos and environmental ("A&E") reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2022 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended March 31,
	2023	2022	Change
Premiums and other considerations	$1,609	$1,490	8%
Net investment income [1]	110	123	(11%)
Net realized gains (losses) [1]	5	(16)	131%
Total revenues	1,724	1,597	8%
Benefits, losses and loss adjustment expenses	1,210	1,223	(1%)
Amortization of DAC	9	9	—%
Insurance operating costs and other expenses	380	367	4%
Amortization of other intangible assets	10	10	—%
Total benefits, losses and expenses	1,609	1,609	—%
Income (loss) before income taxes	115	(12)	NM
Income tax expense (benefit) [2]	23	(4)	NM
Net income (loss)	$92	$(8)	NM
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2023	2022	Change
Fully insured – ongoing premiums	$1,557	$1,438	8%
Buyout premiums	1	7	(86%)
Fee income	51	45	13%
Total premiums and other considerations	$1,609	$1,490	8%
Fully insured ongoing sales	$474	$389	22%

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2023	2022	Change
Group disability loss ratio	70.4%	73.2%	(2.8)
Group life loss ratio	86.7%	98.7%	(12.0)
Total loss ratio	75.2%	82.0%	(6.8)
Expense ratio [1]	24.7%	25.9%	(1.2)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended March 31,
	2023	2022	Change
Net income (loss) margin	5.3%	(0.5%)	5.8
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains), before tax	(0.3%)	1.0%	(1.3)
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	—
Income tax expense (benefit)	0.1%	(0.2%)	0.3
Core earnings margin	5.2%	0.4%	4.8

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income increased primarily due to a lower loss ratio, additional earnings generated by growth in fully insured ongoing premium, and a change from net realized losses in the 2022 period to net realized gains in the 2023 period, partially offset by higher insurance operating expenses and a decrease in net investment income.
Insurance operating costs and other expenses were higher primarily due to higher commissions driven by premium growth, higher staffing costs, and investments in technology, partially offset by incremental expense savings from Hartford Next.
Fully Insured Ongoing Premiums
[1]Other of $87 and $100 for the three months ended March 31, 2022 and 2023 respectively, which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Fully insured ongoing premiums increased in group disability, life and other driven by strong new business sales and persistency as well as an increase in exposure on existing accounts.
Fully insured ongoing sales increased over prior year with the increase driven by group life sales.
Ratios
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Total loss ratio decreased 6.8 points in the first quarter of 2023 compared to the prior year period reflecting a lower group life and group disability loss ratio. The group life loss ratio decreased 12.0 points driven by a lower level of mortality compared to the prior year period. The group disability loss ratio decreased 2.8 points due to favorable long-term disability claim incidence.
Expense ratio decreased 1.2 points in the three months ended March 31, 2023 driven by higher earned premiums.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2023	2022	Change
Fee income and other revenue	$241	$287	(16%)
Net investment income	3	1	NM
Net realized gains (losses)	5	(9)	156%
Total revenues	249	279	(11%)
Operating costs and other expenses	198	229	(14%)
Total benefits, losses and expenses	198	229	(14%)
Income before income taxes	51	50	2%
Income tax expense [1]	10	8	25%
Net income	$41	$42	(2%)
Daily average Hartford Funds AUM	$127,084	$150,131	(15%)
ROA [2]	12.9	11.2	15%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains) excluded from core earnings, before tax	(1.6)	2.4	(167%)
Effect of income tax expense (benefit)	0.3	(0.3)	NM
ROA, core earnings [2]	11.6	13.3	(13%)
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2023	2022	Change
Mutual Fund and ETF AUM - beginning of period	$112,472	$142,632	(21%)
Sales - Mutual Fund	6,239	9,478	(34%)
Redemptions - Mutual Fund	(7,485)	(10,045)	25%
Net flows - ETF	67	143	(53%)
Net flows - Mutual Fund and ETF	(1,179)	(424)	(178%)
Change in market value and other	4,215	(8,223)	151%
Mutual Fund and ETF AUM - end of period	115,508	133,985	(14%)
Talcott Resolution life and annuity separate account AUM [1]	11,672	14,061	(17%)
Hartford Funds AUM - end of period	$127,180	$148,046	(14%)
[1]Represents AUM of the third-party life and annuity separate accounts that are still managed by the Company's Hartford Funds segment.
Mutual Fund and ETF AUM by Asset Class

	As of March 31,
	2023	2022	Change
Equity - Mutual Funds	$76,132	$89,282	(15)%
Fixed Income - Mutual Funds	16,399	18,889	(13)%
Multi-Strategy Investments - Mutual Funds [1]	19,941	22,603	(12)%
Equity - ETF	1,878	2,054	(9)%
Fixed Income - ETF	1,158	1,157	—%
Mutual Fund and ETF AUM	$115,508	$133,985	(14)%
[1]Includes balanced, allocation and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net income decreased for the three month period primarily due to lower fee income net of variable expenses as a result of a decrease in daily average assets under management, partially offset by net realized gains related to investments in funds sponsored by the Company in the 2023 period compared to net realized losses in the 2022 period

Hartford Funds AUM
March 31, 2023 compared to March 31, 2022
Hartford Funds AUM decreased primarily due to a decrease in market values over the previous twelve months and, to a lesser extent, due to net outflows. Net outflows were $1.2 billion in the three months ended March 31, 2023 compared to net outflows of $0.4 billion for the three months ended March 31, 2022.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2023	2022	Change
Fee income [1]	$9	$13	(31%)
Other revenue	1	1	—%
Net investment income	10	3	NM
Net realized gains (losses)	6	(16)	138%
Total revenues	26	1	NM
Benefits, losses and loss adjustment expenses [2]	2	2	—%
Insurance operating costs and other expenses [1]	13	13	—%
Interest expense [3]	50	62	(19%)
Restructuring and other costs	—	5	(100%)
Total benefits, losses and expenses	65	82	(21%)
Loss before income taxes	(39)	(81)	52%
Income tax benefit [4]	(15)	(22)	32%
Net loss	(24)	(59)	59%
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(29)	$(64)	55%
[1]Includes investment management fees and expenses related to managing third party business, including management of a portion of the invested assets of Talcott Resolution.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net loss available to common stockholders
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net loss available to common stockholders for the three months ended March 31, 2023 decreased primarily due to a change from net realized losses in the 2022 period to net realized gains in the 2023 period, lower interest expense, higher net investment income and lower restructuring charges, slightly offset by lower fee income.
Interest expense
Three months ended March 31, 2023 compared to the three months ended March 31, 2022
Interest expense decreased for the three months ended March 31, 2023, largely due to the redemption of $600 in 7.875% junior subordinated debentures in April, 2022.

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
•risk monitoring; and
•internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity, and specific risk tolerances for natural catastrophes, terrorism and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2022 Form 10-K Annual Report.
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
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's segments except Hartford Funds and include:
•Property- Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage, losses from political violence and terrorism ("PV&T") and other covered perils.
•Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses on credit and political risk insurance ("CPRI") coverages, losses from derivative lawsuits, and other securities actions and covered perils.

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
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program (“TRIPRA") and other reinsurance programs relating to particular risks or specific lines of business.
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
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2023 [1]

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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two adverse development covers ("ADC") reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies and Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements, included in The Hartford's 2022 Form 10-K Annual Report.
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
As of March 31, 2023, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For the three months ended March 31, 2023, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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

Fixed Maturities, AFS by Credit Quality
	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,346	$4,904	13.1%	$5,573	$5,025	13.9%
AAA	6,338	6,047	16.1%	6,171	5,824	16.1%
AA	7,226	6,879	18.4%	7,136	6,650	18.4%
A	9,857	9,275	24.8%	9,758	8,968	24.7%
BBB	9,315	8,559	22.9%	8,918	7,973	22.0%
BB & below	1,936	1,780	4.7%	1,977	1,791	4.9%
Total fixed maturities, AFS	$40,018	$37,444	100.0%	$39,533	$36,231	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2022, primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was also due to net additions primarily within the corporate sector. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	March 31, 2023						December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$1,649	$—	$2	$(34)	$1,617	4.3%	$1,538	$—	$—	$(41)	$1,497	4.1%
Other	584	—	3	(23)	564	1.5%	478	—	—	(34)	444	1.3%
CLO	3,089	—	3	(79)	3,013	8.0%	3,040	—	3	(102)	2,941	8.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,265	(11)	14	(107)	1,161	3.1%	1,268	(10)	14	(115)	1,157	3.2%
Bonds	2,218	—	1	(221)	1,998	5.3%	2,263	—	2	(228)	2,037	5.6%
Interest only	178	—	5	(13)	170	0.5%	184	—	5	(15)	174	0.5%
Corporate
Basic industry	957	—	4	(51)	910	2.4%	797	—	1	(64)	734	2.0%
Capital goods	1,358	—	5	(85)	1,278	3.4%	1,380	—	2	(117)	1,265	3.5%
Consumer cyclical	1,157	—	3	(74)	1,086	2.9%	1,100	—	—	(97)	1,003	2.8%
Consumer non-cyclical	2,193	—	13	(148)	2,058	5.5%	2,102	—	6	(188)	1,920	5.3%
Energy	1,128	—	4	(68)	1,064	2.9%	1,076	—	3	(92)	987	2.7%
Financial services	5,128	—	13	(378)	4,763	12.7%	4,923	—	8	(441)	4,490	12.4%
Tech./comm.	2,377	(6)	16	(185)	2,202	5.9%	2,312	(2)	9	(249)	2,070	5.7%
Transportation	702	—	1	(66)	637	1.7%	731	—	1	(81)	651	1.8%
Utilities	1,965	—	10	(174)	1,801	4.8%	1,871	—	3	(212)	1,662	4.6%
Other	459	—	—	(48)	411	1.1%	502	—	—	(51)	451	1.2%
Foreign govt./govt. agencies	588	—	1	(40)	549	1.5%	596	—	—	(49)	547	1.5%
Municipal bonds
Taxable	1,076	—	2	(118)	960	2.6%	1,062	—	2	(148)	916	2.5%
Tax-exempt	5,540	—	117	(252)	5,405	14.4%	5,656	—	91	(367)	5,380	14.9%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,843	—	4	(164)	1,683	4.5%	1,865	—	2	(196)	1,671	4.6%
Non-agency	2,262	—	1	(273)	1,990	5.3%	2,277	—	—	(312)	1,965	5.4%
Sub-prime	64	—	—	—	64	0.2%	72	—	—	—	72	0.2%
U.S. Treasuries	2,238	—	2	(180)	2,060	5.5%	2,440	—	—	(243)	2,197	6.1%
Total fixed maturities, AFS	$40,018	$(17)	$224	$(2,781)	$37,444	100.0%	$39,533	$(12)	$152	$(3,442)	$36,231	100.0%
Fixed maturities, FVO					$326						$333
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared with December 31, 2022, primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. The increase was also due to net additions primarily within the corporate sector. The Company primarily increased holdings of financial services and basic industry corporate bonds, and consumer loans while primarily decreasing holdings of U.S. treasuries and tax-exempt municipal bonds.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Commercial & Residential Real Estate
The following table presents the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds as of March 31, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,261	$1,158	$4	$3	$—	$—	$—	$—	$—	$—	$1,265	$1,161
Bonds	872	808	558	499	411	361	136	112	241	218	2,218	1,998
Interest Only	100	96	70	67	—	—	8	7	—	—	178	170
Total CMBS	2,233	2,062	632	569	411	361	144	119	241	218	3,661	3,329
RMBS
Agency	1,823	1,664	20	19	—	—	—	—	—	—	1,843	1,683
Non-Agency	1,216	1,085	436	387	368	309	227	198	15	11	2,262	1,990
Sub-Prime	2	2	18	18	10	10	9	9	25	25	64	64
Total RMBS	3,041	2,751	474	424	378	319	236	207	40	36	4,169	3,737
Total CMBS & RMBS	$5,274	$4,813	$1,106	$993	$789	$680	$380	$326	$281	$254	$7,830	$7,066

Exposure to CMBS & RMBS Bonds as of December 31, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,264	$1,154	$4	$3	$—	$—	$—	$—	$—	$—	$1,268	$1,157
Bonds	908	840	568	504	424	370	138	116	225	207	2,263	2,037
Interest Only	101	96	74	70	—	—	8	7	1	1	184	174
Total CMBS	2,273	2,090	646	577	424	370	146	123	226	208	3,715	3,368
RMBS
Agency	1,845	1,652	20	19	—	—	—	—	—	—	1,865	1,671
Non-Agency	1,166	1,036	501	428	353	288	236	198	21	15	2,277	1,965
Sub-Prime	3	3	21	21	10	10	9	9	29	29	72	72
Total RMBS	3,014	2,691	542	468	363	298	245	207	50	44	4,214	3,708
Total CMBS & RMBS	$5,287	$4,781	$1,188	$1,045	$787	$668	$391	$330	$276	$252	$7,929	$7,076
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
As of March 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.0 billion, with an ACL of $36. As of December 31, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $6.0 billion, with an ACL of $36. There was no change to the ACL on mortgage loans which currently incorporates a level of economic uncertainty and the potential impact it might have on real estate property valuations.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company funded $128 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 7.1% during the three months ended March 31, 2023. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2023, or December 31, 2022.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Available For Sale Investments in Municipal Bonds
	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$831	$827	AA+	$863	$838	AA
Pre-refunded [1]	219	226	AAA	235	242	AAA
Revenue
Transportation	1,420	1,373	A+	1,435	1,342	A+
Health Care	1,040	951	A+	1,132	1,012	A+
Leasing [2]	714	675	AA	714	659	AA-
Education	595	579	AA	601	572	AA
Water & Sewer	423	404	AA	411	384	AA
Power	314	308	A	280	268	A
Sales Tax	266	267	AA	304	295	AA
Housing	90	81	AA-	73	62	AA-
Other	704	674	A+	670	622	A+
Total Revenue	5,566	5,312	AA-	5,620	5,216	AA-
Total Municipal	$6,616	$6,365	AA-	$6,718	$6,296	AA-
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
As of both March 31, 2023 and December 31, 2022, the largest issuer concentrations were the New York City Transitional Finance Authority, the Grand Parkway Transportation Corporation of Texas, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 12% of the fair value of the Company's investment portfolio.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2023		2022
	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(16)	(3.6%)	$51	14.7%
Private equity funds	36	9.2%	68	21.4%
Other funds	—	—%	8	11.0%
Other alternative investments [2]	6	5.0%	(1)	(0.7%)
Total	$26	2.5%	$126	14.6%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, and hedge funds.

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,781	41.3%	$1,713	41.0%
Private equity funds	1,614	37.4%	1,565	37.5%
Other funds	428	9.9%	413	9.9%
Other alternative investments [1]	492	11.4%	486	11.6%
Total	$4,315	100.0%	$4,177	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.8 billion as of March 31, 2023, and have decreased $661 million from December 31, 2022, primarily due to an increase in valuations as a result of a decline in interest rates, partially offset by wider credit spreads. As of March 31, 2023, $2.3 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $510 million of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, RMBS, and municipal bonds that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	272	$1,802	$—	$(32)	$1,770	200	$786	$—	$(15)	$771
Greater than three to six months	56	127	—	(5)	122	809	6,175	—	(234)	5,941
Greater than six to nine months	599	4,554	—	(122)	4,432	1,024	7,598	—	(561)	7,037
Greater than nine to eleven months	944	6,860	—	(405)	6,455	1,859	12,994	(6)	(1,510)	11,478
Twelve months or more	2,694	20,597	(17)	(2,217)	18,363	1,044	8,218	(6)	(1,122)	7,090
Total	4,565	$33,940	$(17)	$(2,781)	$31,142	4,936	$35,771	$(12)	$(3,442)	$32,317

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	64	$457	$(3)	$(100)	$354	98	$543	$—	$(116)	$427
Greater than three to six months	11	55	(1)	(13)	41	215	2,021	—	(490)	1,531
Greater than six to nine months	88	761	(2)	(186)	573	89	791	—	(253)	538
Greater than nine to eleven months	80	701	—	(198)	503	7	34	(2)	(14)	18
Twelve months or more	22	37	(3)	(13)	21	17	5	(1)	(2)	2
Total	265	$2,011	$(9)	$(510)	$1,492	426	$3,394	$(3)	$(875)	$2,516
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2023
The Company recorded net credit losses of $5, primarily attributable to new expected credit losses of $4 on a below investment grade corporate wirelines issuer and $1 related to a CMBS that had an ACL in the prior period driven by prepayments. Unrealized losses on securities with an ACL recognized in other comprehensive income were $4. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

ACL on Mortgage Loans
Three months ended March 31, 2023
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
There was no change to the ACL on mortgage loans which currently incorporates a level of economic uncertainty and the potential impact it might have on real estate property valuations. The Company did not record an ACL on any individual mortgage loans.
Three months ended March 31, 2022
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of March 31, 2023:
•Approximately $800 in fixed maturities, short-term investments, investment sales receivable and cash at The HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of March 31, 2023, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the three months ended March 31, 2023:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $193 of net dividends from the Company's U.S. property and casualty insurance subsidiaries through March 31, 2023;
•Group Benefits - HFSG Holding Company received $150 in dividends from Hartford Life and Accident Insurance Company ("HLA") through March 31, 2023; and
•Hartford Funds - HFSG Holding Company received $30 in dividends from Hartford Funds through March 31, 2023.

Expected liquidity requirements for the next twelve months as of March 31, 2023:
•$194 of interest on debt, including, for the 3-month London Inter-Bank Offered Rate ("LIBOR") plus 2.125% Notes due 2067, interest at a rate of 4.39% given the 10-year interest rate swap agreement the Company entered into in April 2017;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$535 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of March 31, 2023:
•Interest on debt and debt repayments, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the three months ended March 31, 2023, the Company repurchased 4.7 million common shares for $350 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of March 31, 2023, the Company has $2.4 billion remaining for equity repurchases under the share repurchase program. During the period April 1, 2023 through April 26, 2023, the Company repurchased approximately 1.6 million common shares for $112.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2023:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 22, 2023	March 6, 2023	April 4, 2023	$0.425
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 22, 2023	May 1, 2023	May 15, 2023	$375.00
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
|DIVIDENDS FROM SUBSIDIARIES
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. For a discussion of restrictions on dividends to HFSG Holding Company from its insurance subsidiaries see Part II, Item 7, MD&A – Capital Resources and Liquidity - Dividends from Subsidiaries in The Hartford’s 2022 Form 10-K Annual Report.
Through the first three months of 2023, HFSG Holding Company received $373 of net dividends from its subsidiaries, including $150 from HLA, $30 from Hartford Funds and $193 from its U.S. P&C subsidiaries, excluding $12 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
For further information regarding shelf registrations, Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of March 31, 2023, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
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
As of March 31, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG Holding Company.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2023, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility"). The Club Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($98 as of March 31, 2023) commitment. As of March 31, 2023, letters of credit with aggregate face amounts of $74 and £79 million ($98), respectively, were outstanding under the Club Facility.
Among other covenants, the Club Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of March 31, 2023, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Club Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2023 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2023. For further discussion of pension and other postretirement benefit obligations, see Note 16 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of March 31, 2023, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
|INSURANCE OPERATIONS
While subject to variability period to period, underwriting and investment cash flows continue to provide sufficient liquidity to meet anticipated demands.
The principal sources of operating funds are premiums, fees earned from insurance and administrative service agreements and investment income, while investing cash flows primarily originate from maturities and sales of invested assets.
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

Property & Casualty
As of March 31, 2023
Fixed maturities	$29,699
Short-term investments	2,601
Cash	130
Less: Derivative collateral	43
Total	$32,387
Property & Casualty operations invested assets also include $789 in equity securities, $4.4 billion in mortgage loans and $3.4 billion in limited partnerships and other alternative investments.

Group Benefits Operations
As of March 31, 2023
Fixed maturities	$7,876
Short-term investments	420
Cash	12
Less: Derivative collateral	14
Total	$8,294
Group Benefits operations invested assets also include $216 in equity securities, $1.6 billion in mortgage loans and $904 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of March 31, 2023 were $33.4 billion and net of reinsurance were $27.0 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
case reserves and incurred but not reported ("IBNR"). The ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2022 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of March 31, 2023 were $8.9 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2022 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 Reserve for Future Policy Benefits and and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements and for historical payments by reserve line, net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $417 as of March 31, 2023 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10, Reserve for Future Policy Benefits and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of March 31, 2023, Hartford Funds cash and short-term investments were $259.

|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans are disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 20 - Leases of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.
|CAPITALIZATION

Capital Structure
	March 31, 2023	December 31, 2022	Change
Long-term debt	$4,358	$4,357	—%
Total debt	4,358	4,357	—%
Common stockholders' equity excluding AOCI, net of tax	17,260	17,183	—%
Preferred stock	334	334	—%
AOCI, net of tax	(3,254)	(3,841)	15%
Total stockholders’ equity	14,340	13,676	5%
Total capitalization	$18,698	$18,033	4%
Debt to stockholders’ equity	30%	32%
Debt to capitalization	23%	24%
Total capitalization increased $665 as of March 31, 2023 compared to December 31, 2022 primarily due to a decrease in net unrealized losses on fixed maturities, AFS and net income in

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
excess of common stockholder dividends in the period, partially offset by share repurchases.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes In and Reclassifications From Accumulated Other
Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2022 Form 10-K Annual Report.
|CASH FLOW[1]

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$871	$429
Net cash provided by (used for) investing activities	$(446)	$126
Net cash used for financing activities	$(545)	$(586)
Cash and restricted cash– end of period	$218	$306
Cash provided by operating activities increased in 2023 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits premiums received and lower Group Benefits loss and loss adjustment expenses paid, partially offset by higher P&C loss and loss adjustment expenses paid and higher operating expenses, including increased commissions and staffing costs.
Cash provided by (used for) investing activities decreased from net inflows in the 2022 period to net outflows in the 2023 period as a result of a change from net proceeds from to net payments for fixed maturities, partially offset by a change from net payments for to net proceeds from equity securities, as well as a decrease in net payments for mortgage loans and partnerships.
Cash used for financing activities decreased primarily due to a decrease in share repurchases.
Operating cash flows for the three months ended March 31, 2023 has been adequate to meet liquidity requirements.
|EQUITY MARKETS
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2022 Form 10-K Annual Report.
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

Insurance Financial Strength Ratings as of April 26, 2023
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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's 2022 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2023	$12,111	$2,571	$14,682
Statutory income	410	114	524
Dividends to parent	(193)	(150)	(343)
Other items	22	(8)	14
Net change to U.S. statutory capital	239	(44)	195
U.S statutory capital at March 31, 2023	$12,350	$2,527	$14,877
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
Legislative and Regulatory Developments
For a discussion regarding legislative and regulatory developments, see Part II, Item 7, MD&A - Capital Resources and Liquidity, Contingencies in the Company’s 2022 Form 10-K Annual Report.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2022 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HHI	Hartford Holdings, Inc.
ABS	Asset Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	LAE	Loss Adjustment Expense
ALAE	Allocated Loss Adjustment Expenses	LCL	Liability for Credit Losses
AOCI	Accumulated Other Comprehensive Income	LIBOR	London Inter-Bank Offered Rate
AUM	Assets Under Management	LTD	Long-Term Disability
BSA	Boy Scouts of America	LTV	Loan-to-Value
CAY	Current Accident Year	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CLO	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NOLs	Net Operating Loss Carryforwards or Carrybacks
DEI	Diversity, Equity and Inclusion	OCI	Other Comprehensive Income
DLR	Disabled Life Reserve	OTC	Over-the-Counter
DSCR	Debt Service Coverage Ratio	P&C	Property and Casualty
ERCC	Enterprise Risk and Capital Committee	PG&E	PG&E Corporation and Pacific Gas and Electric Company
ESPP	The Hartford Employee Stock Purchase Plan	PV&T	Political Violence and Terrorism
ETF	Exchange-Traded Funds	PYD	Prior Accident Year Development
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RMBS	Residential Mortgage-Backed Securities
FVO	Fair Value Option	ROA	Return on Assets
GAAP	Generally Accepted Accounting Principles	ROE	Return on Equity
HFSG	Hartford Financial Services Group, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2023.
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

Item 1A.
    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended March 31, 2023 are set forth below. During the period from April 1, 2023 to April 26, 2023, the Company repurchased 1.6 million shares for $112.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2023
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
January 1, 2023 - January 31, 2023	1,519,608	$77.13	1,515,154	$2,632
February 1, 2023 - February 28, 2023	2,040,371	$78.02	1,441,117	$2,521
March 1, 2023 - March 31, 2023	1,776,807	$70.85	1,762,542	$2,398
Total	5,336,786	$75.38	4,718,813
[1]Includes 617,973 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $78.84 in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2023.
[2]In July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Item 6.
EXHIBITS

See Exhibits Index on page	103.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2023
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
10.01
Second Amendment, entered into as of February 17, 2023, to the Amended and Restated Credit Agreement among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent, and the other parties signatory thereto.**

15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 27, 2023	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)