Form 10-Q
period 2023-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2023-07-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 26, 2023, there were outstanding 305,816,560 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2023, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 27, 2023

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2023	2022	2023	2022
	(Unaudited)
Revenues
Earned premiums	$5,220	$4,810	$10,283	$9,461
Fee income	328	341	647	703
Net investment income	540	541	1,055	1,050
Net realized losses	(64)	(338)	(71)	(483)
Other revenues	25	19	45	35
Total revenues	6,049	5,373	11,959	10,766
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,580	3,074	7,062	6,194
Amortization of deferred policy acquisition costs ("DAC")	502	450	993	887
Insurance operating costs and other expenses	1,225	1,225	2,441	2,435
Interest expense	50	51	100	113
Amortization of other intangible assets	17	17	35	35
Restructuring and other costs	3	2	3	7
Total benefits, losses and expenses	5,377	4,819	10,634	9,671
Income before income taxes	672	554	1,325	1,095
Income tax expense	125	110	243	208
Net income	547	444	1,082	887
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$542	$439	$1,072	$877
Net income available to common stockholders per common share
Basic	$1.75	$1.34	$3.44	$2.66
Diluted	$1.73	$1.32	$3.39	$2.62
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
	(Unaudited)
Net income	$547	$444	$1,082	$887
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available for sale ("AFS")	(269)	(1,597)	317	(3,489)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	3	—	(3)	—
Change in net gain (loss) on cash flow hedging instruments	(17)	25	(9)	24
Change in foreign currency translation adjustments	3	(8)	5	(8)
Change in liability for future policy benefits adjustments	5	29	(3)	72
Change in pension and other postretirement plan adjustments	5	12	10	24
Other comprehensive income (loss), net of tax	(270)	(1,539)	317	(3,377)
Comprehensive income (loss)	$277	$(1,095)	$1,399	$(2,490)
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $40,411 and $39,533, and ACL of $18 and $12)	$37,497	$36,231
Fixed maturities, at fair value using the fair value option ("FVO")	320	333
Equity securities, at fair value	895	1,801
Mortgage loans (net of ACL of $41 and $36)	6,020	6,000
Limited partnerships and other alternative investments	4,527	4,177
Other investments	173	159
Short-term investments	3,236	3,859
Total investments	52,668	52,560
Cash	150	229
Restricted cash	72	115
Premiums receivable and agents' balances (net of ACL of $119 and $109)	5,578	4,949
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $110 and $105)	6,912	6,964
Deferred policy acquisition costs	1,096	998
Deferred income taxes, net	1,342	1,437
Goodwill	1,911	1,911
Property and equipment, net	884	927
Other intangible assets, net	743	778
Other assets	2,539	2,140
Total assets	$73,895	$73,008
Liabilities
Unpaid losses and loss adjustment expenses	$41,219	$41,243
Reserve for future policy benefits	489	502
Other policyholder funds and benefits payable	647	658
Unearned premiums	8,589	7,815
Long-term debt	4,360	4,357
Other liabilities	4,439	4,757
Total liabilities	59,743	59,332
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2023 and December 31, 2022, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 344,960,228 shares issued at June 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	1,864	1,895
Retained earnings	17,865	17,058
Treasury stock, at cost 37,889,534 and 29,848,980 shares	(2,390)	(1,773)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(3,524)	(3,841)
Total stockholders’ equity	14,152	13,676
Total liabilities and stockholders’ equity	$73,895	$73,008
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share and per share data)	2023	2022	2023	2022
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	4	3	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,847	3,249	1,895	3,309
Issuance of shares under incentive and stock compensation plans and other	(5)	(7)	(119)	(122)
Stock-based compensation plans expense	22	22	88	77
Additional Paid-in Capital, end of period	1,864	3,264	1,864	3,264
Retained Earnings
Retained Earnings, beginning of period	17,454	16,081	17,058	15,770
Net income	547	444	1,082	887
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(131)	(126)	(265)	(253)
Retained Earnings, end of period	17,865	16,394	17,865	16,394
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,044)	(2,068)	(1,773)	(1,740)
Treasury stock acquired	(353)	(450)	(707)	(850)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	7	18	139	142
Net shares acquired related to employee incentive and stock compensation plans	—	(2)	(49)	(54)
Treasury Stock, at cost, end of period	(2,390)	(2,502)	(2,390)	(2,502)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(3,254)	(1,710)	(3,841)	128
Total other comprehensive income (loss)	(270)	(1,539)	317	(3,377)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(3,524)	(3,249)	(3,524)	(3,249)
Total Stockholders’ Equity	$14,152	$14,245	$14,152	$14,245

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	311,780	330,709	315,111	334,926
Treasury stock acquired	(5,008)	(6,355)	(9,727)	(12,037)
Issuance of shares under incentive and stock compensation plans and other	307	411	2,312	2,621
Return of shares under incentive and stock compensation plans to treasury stock	(8)	(20)	(625)	(765)
Common Shares Outstanding, at end of period	307,071	324,745	307,071	324,745
Cash dividends declared per common share	$0.425	$0.385	$0.850	$0.770
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2023	2022
Operating Activities	(Unaudited)
Net income	$1,082	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	71	483
Amortization of deferred policy acquisition costs	993	887
Additions to deferred policy acquisition costs	(1,091)	(978)
Depreciation and amortization	258	338
Loss on extinguishment of debt	—	9
Other operating activities, net	147	29
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	42	(203)
Net change in accrued and deferred income taxes	(249)	(127)
Increase in insurance liabilities	731	1,006
Net change in premiums receivable and agents' balances	(660)	(580)
Net change in other assets and other liabilities	(502)	(348)
Net cash provided by operating activities	822	1,403
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	3,507	10,047
Fixed maturities, FVO	1	1
Equity securities, at fair value	1,856	350
Mortgage loans	562	700
Limited partnership and other alternative investments	147	140
Payments for the purchase of:
Fixed maturities, AFS	(4,441)	(9,644)
Fixed maturities, FVO	—	(216)
Equity securities, at fair value	(916)	(472)
Mortgage loans	(587)	(1,176)
Limited partnership and other alternative investments	(545)	(541)
Net proceeds from (payments for) derivatives	(37)	52
Net additions of property and equipment	(99)	(77)
Net proceeds from short-term investments	614	1,207
Other investing activities, net	(9)	16
Net cash provided by investing activities	53	387
Financing Activities
Deposits and other additions to investment and universal life-type contracts	48	46
Withdrawals and other deductions from investment and universal life-type contracts	(49)	(68)
Repayment of debt	—	(600)
Net return of shares under incentive and stock compensation plans	(25)	(34)
Treasury stock acquired	(700)	(850)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(268)	(257)
Net cash used for financing activities	(1,004)	(1,773)
Foreign exchange rate effect on cash	7	(6)
Net increase (decrease) in cash and restricted cash	(122)	11
Cash and restricted cash – beginning of period	344	337
Cash and restricted cash– end of period	$222	$348
Supplemental Disclosure of Cash Flow Information
Income tax paid	$470	$279
Interest paid	$103	$116
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
The new guidance requires the discount rate assumption to be updated, as of the transition date and quarterly going forward, to a current upper-medium grade fixed-income investment yield, which has been interpreted to represent a yield based on single-A credit rated fixed maturity instruments with similar duration to the liability. The new guidance also eliminated the requirement to adjust the reserve for future policy benefits for unrealized gains and losses on fixed maturity investments as if those unrealized gains and losses were realized (referred to as shadow reserves). The change in the reserve estimate resulting from updating the discount rate assumptions and eliminating shadow reserves was recognized as a net cumulative effect adjustment that increased the reserve for future policy benefits by $85 and decreased AOCI by $65, net of deferred tax effects as of January 1, 2021.
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
The effect of adopting this guidance on the Company’s Condensed Consolidated Balance Sheets as of January 1, 2021 as well as December 31, 2022 and 2021, Condensed
Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 was as follows:

Impact of Adoption on Condensed Consolidated Balance Sheets
	As of December 31, 2022			As of December 31, 2021			As of January 1, 2021
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported	Balance prior to adoption	Effect of change	As currently reported
Reinsurance recoverables	$6,966	$(2)	$6,964	$6,523	$1	$6,524	$6,011	$2	$6,013
Deferred income taxes, net	$1,449	$(12)	$1,437	$270	$11	$281	$46	$18	$64
Reserve for future policy benefits	$561	$(59)	$502	$596	$50	$646	$638	$85	$723
Retained earnings	$17,048	$10	$17,058	$15,764	$6	$15,770	$13,918	$—	$13,918
AOCI	$(3,876)	$35	$(3,841)	$172	$(44)	$128	$1,170	$(65)	$1,105
Total stockholders' equity	$13,631	$45	$13,676	$17,843	$(38)	$17,805	$18,556	$(65)	$18,491

Impact of Adoption on Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Benefits, losses and loss adjustment expenses	$3,076	$(2)	$3,074	$6,194	$—	$6,194
Income before income taxes	$552	$2	$554	$1,095	$—	$1,095
Income tax expense	$110	$—	$110	$208	$—	$208
Net income	$442	$2	$444	$887	$—	$887
Net income available to common stockholders	$437	$2	$439	$877	$—	$877
Net income available to common stockholders per common share
Basic	$1.33	$0.01	$1.34	$2.66	$—	$2.66
Diluted	$1.32	$—	$1.32	$2.62	$—	$2.62

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of Adoption on Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Change in net unrealized gain (loss) on fixed maturities, AFS	$(1,592)	$(5)	$(1,597)	$(3,474)	$(15)	$(3,489)
Change in liability for future policy benefits adjustments	$—	$29	$29	$—	$72	$72
Other comprehensive loss, net of tax	$(1,563)	$24	$(1,539)	$(3,434)	$57	$(3,377)
Comprehensive loss	$(1,121)	$26	$(1,095)	$(2,547)	$57	$(2,490)
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
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for the three and six months ended June 30, 2023 and 2022, and is presented in benefits losses and loss adjustments expense in the Condensed Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions discounted at the discount rate used immediately prior to transition are recognized on a catch-up basis in the Condensed Consolidated Statement of Operations.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2023	2022	2023	2022
Earnings
Net income	$547	$444	$1,082	$887
Less: Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$542	$439	$1,072	$877
Shares
Weighted average common shares outstanding, basic	309.4	327.4	311.7	329.9
Dilutive effect of stock-based awards under compensation plans	3.9	4.4	4.3	4.7
Weighted average common shares outstanding and dilutive potential common shares	313.3	331.8	316.0	334.6
Net income available to common stockholders per common share
Basic	$1.75	$1.34	$3.44	$2.66
Diluted	$1.73	$1.32	$3.39	$2.62
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial Lines	$458	$389	$879	$772
Personal Lines	(60)	6	(61)	83
Property & Casualty Other Operations	9	(20)	15	(12)
Group Benefits	121	106	213	98
Hartford Funds	45	34	86	76
Corporate	(26)	(71)	(50)	(130)
Net income	547	444	1,082	887
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$542	$439	$1,072	$877

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$924	$869	$1,822	$1,704
Liability	502	453	988	877
Marine	66	54	125	115
Package business	514	449	998	884
Property	244	212	472	402
Professional liability	196	182	384	360
Bond	80	77	157	149
Assumed reinsurance	143	118	281	218
Automobile	227	211	445	411
Total Commercial Lines	2,896	2,625	5,672	5,120
Personal Lines
Automobile	528	502	1,043	1,001
Homeowners	239	231	471	460
Total Personal Lines [1]	767	733	1,514	1,461
Group Benefits
Group disability	878	828	1,744	1,634
Group life	650	599	1,293	1,196
Other	102	90	202	177
Total Group Benefits	1,630	1,517	3,239	3,007
Hartford Funds
Mutual fund and ETF	226	243	449	508
Third-party life and annuity separate accounts	18	20	36	42
Total Hartford Funds	244	263	485	550
Corporate	11	13	20	26
Total earned premiums and fee income	5,548	5,151	10,930	10,164
Net investment income	540	541	1,055	1,050
Net realized losses	(64)	(338)	(71)	(483)
Other revenues	25	19	45	35
Total revenues	$6,049	$5,373	$11,959	$10,766
[1]For the three months ended June 30, 2023 and 2022, AARP members accounted for earned premiums of $710 and $675, respectively. For the six months ended June 30, 2023 and 2022, AARP members accounted for earned premiums of $1.40 billion and $1.34 billion, respectively.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2023	2022	2023	2022
Commercial Lines
Installment billing fees	Fee income	$10	$10	$20	$19
Personal Lines
Installment billing fees	Fee income	7	7	15	15
Insurance servicing revenues	Other revenues	24	19	43	36
Group Benefits
Administrative services	Fee income	56	48	107	93
Hartford Funds
Advisory, servicing and distribution fees	Fee income	244	263	485	550
Corporate
Investment management and other fees	Fee income	11	13	20	26
Other	Other revenues	—	1	—	1
Total non-insurance revenues with customers		$352	$361	$690	$740
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$2,685	$—	$2,685	$—
Collateralized loan obligations ("CLO")	2,981	—	2,896	85
Commercial mortgage-backed securities ("CMBS")	3,227	—	2,989	238
Corporate	16,096	—	14,474	1,622
Foreign government/government agencies	539	—	539	—
Municipal	6,226	—	6,226	—
Residential mortgage-backed securities ("RMBS")	3,729	—	3,660	69
U.S. Treasuries	2,014	—	2,014	—
Total fixed maturities, AFS	37,497	—	35,483	2,014
Fixed maturities, FVO	320	—	157	163
Equity securities, at fair value	895	357	479	59
Derivative assets
Foreign exchange derivatives	5	—	5	—
Interest rate derivatives	1	—	1	—
Total derivative assets [1]	6	—	6	—
Short-term investments	3,236	1,749	1,301	186
Total assets accounted for at fair value on a recurring basis	$41,954	$2,106	$37,426	$2,422
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(71)	$—	$(71)	$—
Foreign exchange derivatives	33	—	33	—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [2]	(41)	—	(41)	—
Total liabilities accounted for at fair value on a recurring basis	$(41)	$—	$(41)	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,941	$—	$1,911	$30
CLO	2,941	—	2,826	115
CMBS	3,368	—	3,146	222
Corporate	15,233	—	13,644	1,589
Foreign government/government agencies	547	—	547	—
Municipal	6,296	—	6,296	—
RMBS	3,708	—	3,613	95
U.S. Treasuries	2,197	—	2,197	—
Total fixed maturities, AFS	36,231	—	34,180	2,051
Fixed maturities, FVO	333	—	155	178
Equity securities, at fair value	1,801	1,261	479	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	32	—	32	—
Total derivative assets [1]	34	—	34	—
Short-term investments	3,859	1,429	2,237	193
Total assets accounted for at fair value on a recurring basis	$42,258	$2,690	$37,085	$2,483
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	21	—	21	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	13	—	13	—
Total liabilities accounted for at fair value on a recurring basis	$13	$—	$13	$—
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
The Company has overseas deposits included in other investments of $70 and $62 as of June 30, 2023 and December 31, 2022, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2023
CLO	$85	Discounted cash flows	Spread	313 bps	313 bps	313 bps	Decrease
CMBS [3]	$235	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	349 bps	1,513 bps	491 bps	Decrease
Corporate [4]	$1,577	Discounted cash flows	Spread	63 bps	1,079 bps	360 bps	Decrease
RMBS	$69	Discounted cash flows	Spread [6]	54 bps	225 bps	133 bps	Decrease
			Constant prepayment rate [6]	2%	10%	6%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	41%	Decrease
Short-term investments [3]	$153	Discounted cash flows	Spread	245 bps	577 bps	251 bps	Decrease

As of December 31, 2022
CLO	$115	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$219	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	419 bps	1,307 bps	527 bps	Decrease
Corporate [4]	$1,541	Discounted cash flows	Spread	77 bps	642 bps	360 bps	Decrease
RMBS [3]	$65	Discounted cash flows	Spread [6]	62 bps	249 bps	160 bps	Decrease
			Constant prepayment rate [6]	1%	10%	7%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	38%	Decrease
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
As of June 30, 2023 and December 31, 2022, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2023, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2023
Assets
Fixed maturities, AFS
ABS	$36	$—	$—	$—	$—	$—	$—	$(36)	$—
CLO	151	—	—	—	(26)	—	—	(40)	85
CMBS	231	(2)	7	2	(1)	(5)	6	—	238
Corporate	1,643	(2)	(3)	51	(30)	(2)	4	(39)	1,622
RMBS	57	—	—	19	(7)	—	—	—	69
Total fixed maturities, AFS	2,118	(4)	4	72	(64)	(7)	10	(115)	2,014
Fixed maturities, FVO	172	(5)	—	—	(4)	—	—	—	163
Equity securities, at fair value	60	(1)	—	—	—	—	—	—	59
Short-term investments	187	—	—	3	(4)	—	—	—	186
Total Assets	$2,537	$(10)	$4	$75	$(72)	$(7)	$10	$(115)	$2,422

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2023
Assets
Fixed Maturities, AFS
ABS	$30	$—	$—	$36	$—	$—	$—	$(66)	$—
CLO	115	—	—	40	(30)	—	—	(40)	85
CMBS	222	(2)	2	6	(1)	(5)	16	—	238
Corporate	1,589	(1)	28	117	(81)	(9)	31	(52)	1,622
RMBS	95	—	—	19	(15)	—	—	(30)	69
Total Fixed Maturities, AFS	2,051	(3)	30	218	(127)	(14)	47	(188)	2,014
Fixed maturities, FVO	178	(13)	—	—	(2)	—	—	—	163
Equity Securities, at fair value	61	(2)	—	1	(1)	—	—	—	59
Short-term investments	193	—	—	4	(11)	—	—	—	186
Total Assets	$2,483	$(18)	$30	$223	$(141)	$(14)	$47	$(188)	$2,422

|

Table of Contents	Note 4 - Fair Value Measurements
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Changes in Unrealized Gains (Losses) included in Net Income [1] [2]		Changes in Unrealized Gains (Losses) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLO	$—	$—	$—	$(1)	$—	$—	$—	$(2)
CMBS	—	—	6	(10)	—	—	2	(15)
Corporate	(2)	1	(3)	(99)	(2)	(1)	28	(157)
Foreign Govt./Govt. Agencies	—	(1)	—	(1)	—	(1)	—	(1)
RMBS	—	—	—	(4)	—	—	—	(10)
Total Fixed Maturities, AFS	(2)	—	3	(115)	(2)	(2)	30	(185)
Fixed maturities, FVO	(5)	(13)	—	—	(13)	(11)	—	—
Equity Securities, at fair value	(1)	1	—	—	(1)	1	—	—
Total Assets	$(8)	$(12)	$3	$(115)	$(16)	$(12)	$30	$(185)
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
As of June 30, 2023 and December 31, 2022, the fair value of assets using the fair value option was $320 and $333, respectively, of which $163 and $178, respectively, were residual interests of securitizations.
For the three and six months ended June 30, 2023, realized losses related to the change in fair value of assets using the fair value option were $3 and $11, respectively. For the three and six months ended June 30, 2022, realized losses related to the change in fair value of assets using the fair value option were $20 and $23, respectively.

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2023			December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,020	$5,415	Level 3	$6,000	$5,362
Liabilities
Other policyholder funds and benefits payable	Level 3	$647	$647	Level 3	$658	$658
Senior notes [2]	Level 2	$3,861	$3,377	Level 2	$3,858	$3,339
Junior subordinated debentures [2]	Level 2	$499	$415	Level 2	$499	$419
[1]As of June 30, 2023 and December 31, 2022, the carrying amount of mortgage loans is net of ACL of $41 and $36, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2023	2022	2023	2022
Gross gains on sales of fixed maturities	$3	$15	$20	$38
Gross losses on sales of fixed maturities	(21)	(80)	(60)	(175)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	24	5	74	45
Change in net unrealized gains (losses) of equity securities	(14)	(267)	(29)	(414)
Net realized and unrealized gains (losses) on equity securities	10	(262)	45	(369)
Net credit losses on fixed maturities, AFS	(3)	—	(8)	(12)
Change in ACL on mortgage loans	(5)	(5)	(5)	(7)
Intent-to-sell impairments	—	—	—	(3)
Other, net [2]	(48)	(6)	(63)	45
Net realized gains (losses)	$(64)	$(338)	$(71)	$(483)
[1]The change in net unrealized gains (losses) on equity securities still held as of June 30, 2023 and included in net realized gains (losses) were $7 and $7 for the three and six months ended June 30, 2023, respectively. The change in net unrealized gains (losses) on equity securities still held as of June 30, 2022 and included in net realized gains (losses) were $(259) and $(366) for the three and six months ended June 30, 2022, respectively.
[2]For the three and six months ended June 30, 2023 includes gains (losses) from transactional foreign currency revaluation of $(9) and $(16), respectively, and gains (losses) on non-qualifying derivatives of $(39) and $(34), respectively. For the three and six months ended June 30, 2022 includes gains (losses) from transactional foreign currency revaluation of $15 and $21, respectively, and gains (losses) on non-qualifying derivatives of $14 and $61, respectively.

Proceeds from the sales of fixed maturities, AFS totaled $0.6 billion and $2.0 billion for the three and six months ended June 30, 2023, respectively, and $2.6 billion and $8.1 billion for the three and six months ended June 30, 2022, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2023 and December 31, 2022, the Company reported accrued interest receivable related to fixed maturities, AFS of $346 and $338, respectively, and accrued interest receivable related to mortgage loans of $19 and $18, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30,
	2023			2022
(Before tax)	Corporate	CMBS	Total	Corporate	Foreign govt./govt. agencies	CMBS	Total
Balance as of beginning of period	$6	$11	$17	$9	$3	$1	$13
Credit losses on fixed maturities where an allowance was not previously recorded	2	—	2	—	—	—	—
Reduction due to sales	(2)	—	(2)	—	—	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	1	1	(1)	1	—	—
Balance as of end of period	$6	$12	$18	$8	$4	$1	$13

ACL on Fixed Maturities, AFS by Type
	Six Months Ended June 30,
	2023			2022
(Before tax)	Corporate	CMBS	Total	Corporate	Foreign govt./govt. agencies	CMBS	Total
Balance as of beginning of period	$2	$10	$12	$1	$—	$—	$1
Credit losses on fixed maturities where an allowance was not previously recorded	6	—	6	8	3	1	12
Reduction due to sales	(2)	—	(2)	—	—	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	2	2	(1)	1	—	—
Balance as of end of period	$6	$12	$18	$8	$4	$1	$13

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2023					December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$2,757	$—	$1	$(73)	$2,685	$2,016	$—	$—	$(75)	$1,941
CLO	3,046	—	3	(68)	2,981	3,040	—	3	(102)	2,941
CMBS	3,607	(12)	19	(387)	3,227	3,715	(10)	21	(358)	3,368
Corporate	17,467	(6)	39	(1,404)	16,096	16,794	(2)	33	(1,592)	15,233
Foreign govt./govt. agencies	579	—	—	(40)	539	596	—	—	(49)	547
Municipal	6,523	—	96	(393)	6,226	6,718	—	93	(515)	6,296
RMBS	4,202	—	1	(474)	3,729	4,214	—	2	(508)	3,708
U.S. Treasuries	2,230	—	—	(216)	2,014	2,440	—	—	(243)	2,197
Total fixed maturities, AFS	$40,411	$(18)	$159	$(3,055)	$37,497	$39,533	$(12)	$152	$(3,442)	$36,231

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,320	$1,298	$1,417	$1,396
Over one year through five years	9,416	8,962	8,340	7,930
Over five years through ten years	6,910	6,277	7,259	6,485
Over ten years	9,153	8,338	9,532	8,462
Subtotal	26,799	24,875	26,548	24,273
Mortgage-backed and asset-backed securities	13,612	12,622	12,985	11,958
Total fixed maturities, AFS	$40,411	$37,497	$39,533	$36,231
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2023 or December 31, 2022 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,758	$(24)	$767	$(49)	$2,525	$(73)
CLO	128	(2)	2,738	(66)	2,866	(68)
CMBS	458	(30)	2,656	(357)	3,114	(387)
Corporate	4,078	(111)	10,121	(1,293)	14,199	(1,404)
Foreign govt./govt. agencies	91	(3)	407	(37)	498	(40)
Municipal	1,353	(28)	2,864	(365)	4,217	(393)
RMBS	690	(31)	2,867	(443)	3,557	(474)
U.S. Treasuries	412	(29)	1,595	(187)	2,007	(216)
Total fixed maturities, AFS in an unrealized loss position	$8,968	$(258)	$24,015	$(2,797)	$32,983	$(3,055)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,577	$(50)	$281	$(25)	$1,858	$(75)
CLO	1,490	(48)	1,378	(54)	2,868	(102)
CMBS	2,560	(270)	521	(88)	3,081	(358)
Corporate	11,157	(1,071)	2,575	(521)	13,732	(1,592)
Foreign govt./govt. agencies	308	(26)	224	(23)	532	(49)
Municipal	4,270	(461)	228	(54)	4,498	(515)
RMBS	2,311	(249)	1,250	(259)	3,561	(508)
U.S. Treasuries	1,554	(145)	633	(98)	2,187	(243)
Total fixed maturities, AFS in an unrealized loss position	$25,227	$(2,320)	$7,090	$(1,122)	$32,317	$(3,442)
As of June 30, 2023, fixed maturities, AFS in an unrealized loss position consisted of 4,667 instruments, and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2023, 93% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the six months ended June 30, 2023, was primarily attributable to tighter credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, municipal bonds, and CMBS which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of June 30, 2023, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of June 30, 2023 or December 31, 2022. For the three and six months ended June 30, 2023 and 2022, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ACL as of beginning of period	$36	$31	$36	$29
Current period provision (release)	5	5	5	7
ACL as of June 30,	$41	$36	$41	$36
The increase in the allowance for the 2023 period is primarily attributable to the overall weaker projected real estate fundamentals, and to a lesser extent, net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of June 30, 2023, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$10	1.93x	$10	1.93x
65% - 80%	—	—x	16	2.02x	58	1.75x	72	2.81x	99	2.01x	197	1.32x	442	1.80x
Less than 65%	196	1.86x	881	2.45x	1,530	2.83x	637	3.03x	678	2.93x	1,687	2.50x	5,609	2.67x
Total mortgage loans	$196	1.86x	$897	2.44x	$1,588	2.79x	$709	3.01x	$777	2.81x	$1,894	2.37x	$6,061	2.61x
[1] Amortized cost of mortgage loans excludes ACL of $41.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$23	1.40x	$23	1.40x
65% - 80%	16	2.02x	59	2.61x	43	2.78x	100	1.95x	108	1.11x	117	1.91x	443	1.91x
Less than 65%	839	2.43x	1,475	2.79x	663	3.02x	680	2.77x	437	2.21x	1,476	2.54x	5,570	2.65x
Total mortgage loans	$855	2.42x	$1,534	2.78x	$706	3.01x	$780	2.66x	$545	1.99x	$1,616	2.48x	$6,036	2.59x
[1] Amortized cost of mortgage loans excludes ACL of $36.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans by Region
	June 30, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$358	5.9%	$317	5.3%
Middle Atlantic	253	4.2%	316	5.2%
Mountain	707	11.7%	707	11.7%
New England	353	5.8%	395	6.5%
Pacific	1,304	21.5%	1,299	21.5%
South Atlantic	1,776	29.3%	1,670	27.7%
West North Central	116	1.9%	105	1.7%
West South Central	448	7.4%	421	7.0%
Other [1]	746	12.3%	806	13.4%
Total mortgage loans	6,061	100.0%	6,036	100.0%
ACL	(41)		(36)
Total mortgage loans, net of ACL	$6,020		$6,000
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,282	37.7%	$2,217	36.7%
Multifamily	2,243	37.0%	2,247	37.2%
Office	583	9.6%	585	9.7%
Retail [1]	953	15.7%	947	15.7%
Other	—	—%	40	0.7%
Total mortgage loans	6,061	100.0%	6,036	100.0%
ACL	(41)		(36)
Total mortgage loans, net of ACL	$6,020		$6,000
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2023 and December 31, 2022, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2023, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.5 billion, of which $4.5 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company serviced mortgage loans with a total outstanding principal balance of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2023 and December 31, 2022, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2023 and December 31, 2022 was limited to the total carrying value of $2.7 billion and $2.6 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of June 30, 2023 and December 31, 2022, the Company has outstanding commitments totaling $1.8 billion for both periods, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.

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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of June 30, 2023 and
December 31, 2022, the Company reported $33 and $41, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of June 30, 2023 and December 31, 2022, the Company pledged collateral of $7 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,291	$2,189
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	797	718
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	6	8
Fixed maturities in Lloyd's trust account	163	161
Other investments	70	62
Total Other Restricted Investments	$3,327	$3,138
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the $500 junior subordinated debentures due 2067 to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to the Consolidated Financial Statements, included in The Hartford's 2022 Form 10-K Annual Report.
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2023 and December 31, 2022, the notional amount of interest rate swaps in offsetting relationships was $13.1 billion and $6.6 billion, respectively. As of June 30, 2023 the notional amount of interest rate swaps in offsetting relationships included $6.5 billion of OTC-cleared swaps as part of the Chicago Mercantile Exchange ("CME") cleared swap conversion process related to reference rate reform. These swaps are expected to mature by September 30, 2023.
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2023	Dec. 31, 2022	Jun 30, 2023	Dec. 31, 2022	Jun 30, 2023	Dec. 31, 2022	Jun 30, 2023	Dec. 31, 2022
Cash flow hedges
Interest rate swaps [1]	$3,650	$2,155	$—	$—	$—	$—	$—	$—
Foreign currency swaps	568	568	38	53	47	57	(9)	(4)
Total cash flow hedges	4,218	2,723	38	53	47	57	(9)	(4)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures [1]	14,045	7,245	(2)	(6)	3	2	(5)	(8)
Foreign exchange contracts
Foreign currency swaps and forwards	568	569	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	4,411	11	(71)	—	—	—	(71)	—
Credit derivatives in offsetting positions	207	207	—	—	3	3	(3)	(3)
Total non-qualifying strategies	19,231	8,032	(73)	(6)	6	5	(79)	(11)
Total cash flow hedges and non-qualifying strategies	$23,449	$10,755	$(35)	$47	$53	$62	$(88)	$(15)
Balance Sheet Location
Fixed maturities, available-for-sale	$568	$569	$—	$—	$—	$—	$—	$—
Other investments	17,174	9,108	6	34	10	38	(4)	(4)
Other liabilities	5,707	1,078	(41)	13	43	24	(84)	(11)
Total derivatives	$23,449	$10,755	$(35)	$47	$53	$62	$(88)	$(15)
[1]As of June 30, 2023, notional amount includes $700 of OTC-cleared cash flow hedge interest rate swaps and $6.5 billion of OTC-cleared non-qualifying interest rate swaps as part of the CME cleared swap conversion process due to reference rate reform. These swaps are expected to mature by September 30, 2023.
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2023
Other investments	$53	$51	$6	$(4)	$—	$2
Other liabilities	$(88)	$(73)	$(41)	$26	$(12)	$(3)

As of December 31, 2022
Other investments	$62	$60	$34	$(32)	$—	$2
Other liabilities	$(15)	$(7)	$13	$(21)	$(7)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$(14)	$(3)	$(4)	$(5)
Foreign currency swaps	(7)	41	(10)	50
Total	$(21)	$38	$(14)	$45

Gains (Losses) Reclassified from AOCI into Income
	Three months ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(7)	$4	$5	$(1)	$(15)	$7	$14	$(4)
Foreign currency swaps	3	—	2	—	5	—	4	—
Total	$(4)	$4	$7	$(1)	$(10)	$7	$18	$(4)

Total amounts presented on the Condensed Consolidated Statement of Operations	$540	$50	$541	$51	$1,055	$100	$1,050	$113
As of June 30, 2023, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $4. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and six months ended June 30, 2023 and 2022, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange contracts
Foreign currency forwards	$—	$4	$—	$5
Interest rate contracts
Interest rate swaps, swaptions, and futures	(3)	5	18	37
Credit contracts
Credit derivatives that purchase credit protection	(36)	5	(52)	5
Commodity contracts
Commodity options	—	—	—	14
Total [1]	$(39)	$14	$(34)	$61
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

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	5 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	CCC+	3	2
Total [5]	$103	$(3)				$103	$3

As of December 31, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	6 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	B-	3	2
Total [5]	$103	$(3)				$103	$3
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2023 and December 31, 2022, the Company has pledged cash collateral associated with derivative instruments of $65 and less than $1, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2023 and December 31, 2022, the Company pledged securities collateral associated with derivative instruments with a fair value of $6 and $8, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2023 and December 31, 2022, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 for both periods, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance
Sheets. As of June 30, 2023 and December 31, 2022, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $196 and $57, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2023 and December 31, 2022, the Company accepted cash collateral associated with derivative instruments of $45 and $56, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2023 and December 31, 2022, with a fair value of $0 and $1, respectively, which the Company has the right to repledge or sell. As of June 30, 2023 and December 31, 2022, the Company had no repledged securities. In addition, as of June 30, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of June 30, 2023	As of December 31, 2022
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,328	$4,698
Receivables for loss sensitive business, by credit quality:
AA	103	106
A	44	38
BBB	124	119
BB	58	56
Below BB	40	41
Total receivables for loss sensitive business	369	360

Total Premiums Receivable and Agents' Balances, Gross	5,697	5,058
ACL	(119)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,578	$4,949
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
The increase in the ACL in the three and six months ended June 30, 2023 reflected the provision required on increased premiums written in the quarter and recoveries, partially offset by write-offs.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2023			June 30, 2022
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$86	$25	$111	$84	$22	$106
Current period provision (release)	19	—	19	10	1	11
Current period write-offs	(13)	—	(13)	(13)	—	(13)
Current period recoveries	2	—	2	3	—	3
Ending ACL	$94	$25	$119	$84	$23	$107

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2023			June 30, 2022
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$85	$24	$109	$83	$22	$105
Current period provision (release)	31	1	32	23	1	24
Current period write-offs	(27)	—	(27)	(28)	—	(28)
Current period recoveries	5	—	5	6	—	6
Ending ACL	$94	$25	$119	$84	$23	$107
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2023				As of December 31, 2022
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,173	$—	$—	$2,173	$2,094	$—	$—	$2,094
A+	2,049	238	247	2,534	2,169	239	259	2,667
A	893	—	—	893	763	1	—	764
A-	70	6	—	76	79	6	—	85
B++	601	—	3	604	616	—	2	618
Below B++	20	—	—	20	20	—	—	20
Total Rated by A.M. Best	5,806	244	250	6,300	5,741	246	261	6,248
Mandatory (Assigned) and Voluntary Risk Pools	207	—	—	207	218	—	—	218
Captives	304	—	—	304	319	—	—	319
Other not rated companies	205	6	—	211	279	5	—	284
Gross Reinsurance Recoverables	6,522	250	250	7,022	6,557	251	261	7,069
Allowance for uncollectible reinsurance	(107)	(1)	(2)	(110)	(102)	(1)	(2)	(105)
Net Reinsurance Recoverables	$6,415	$249	$248	$6,912	$6,455	$250	$259	$6,964
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

|

Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Uncollectible Reinsurance for the Three and Six Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
P&C beginning allowance for uncollectible reinsurance	$102	$96	$102	$96
Beginning allowance for disputed amounts	58	56	60	54
P&C beginning ACL	44	40	42	42
Current period provision (release)	1	1	3	(1)
P&C ending ACL	45	41	45	41
Ending allowance for disputed amounts	62	61	62	61
P&C ending allowance for uncollectible reinsurance	$107	$102	$107	$102
Group Benefits allowance for uncollectible reinsurance	$1	$1	$1	$1
Corporate allowance for uncollectible reinsurance	$2	$2	$2	$2
Total allowance for uncollectible reinsurance	$110	$105	$110	$105

9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,083	$31,449
Reinsurance and other recoverables	6,465	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,618	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year	4,712	3,998
Prior accident year development	(39)	(94)
Total provision for unpaid losses and loss adjustment expenses	4,673	3,904
Payments
Current accident year	(997)	(840)
Prior accident years	(3,731)	(2,680)
Total payments	(4,728)	(3,520)
Foreign currency adjustment	18	(29)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,581	25,723
Reinsurance and other recoverables	6,448	6,212
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,029	$31,935

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2023	2022
Workers’ compensation	$(113)	$(85)
Workers’ compensation discount accretion	22	18
General liability	28	33
Marine	(1)	(3)
Package business	(8)	(24)
Commercial property	—	(21)
Professional liability	(3)	(9)
Bond	12	(4)
Assumed reinsurance	17	12
Automobile liability - Commercial Lines	6	12
Automobile liability - Personal Lines	—	(5)
Homeowners	1	—
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(44)	(30)
Uncollectible reinsurance	12	6
Other reserve re-estimates, net	32	6
Total prior accident year development	$(39)	$(94)
Re-estimates of prior accident year reserves for the six months ended June 30, 2023
Workers’ compensation reserves were decreased within the 2014 to 2019 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year reflects a $20 reduction of COVID-19 related reserves.
General liability reserves were increased driven by higher frequency and estimated cost to settle large individual claims for the 2016 to 2019 accident years, partially offset by a decrease in reserves for the 2020 accident year due to favorable experience. In addition, reserves for sexual molestation and sexual abuse claims were increased for older accident years. Also included was a decrease in reserves for extra contractual liability claims and other miscellaneous run-off lines.
Package business reserves decreased primarily due to lower than previously estimated property severity for accident year 2021. Package liability is flat overall with improvement in accident year 2020 due to favorable claim count emergence offset by reserve increases in accident years 2019 and prior related to higher severity.
Commercial property reserves were flat primarily due to unfavorable development for accident year 2022 in middle & large commercial, offset by favorable development in global specialty.
Bond reserves were increased primarily due to unfavorable development for 2013 and prior accident years related to customs bonds.
Assumed reinsurance reserves were increased due to higher reserve estimates in the specialty casualty, Latin America casualty and surety business.
Automobile liability reserves - Commercial Lines increased primarily due to adverse loss development within accident years 2017 to 2019.
Automobile liability reserves - Personal Lines were flat as increases for accident year 2022 from higher estimated severity and increasing attorney representation rates were fully offset by decreases, primarily within accident years 2019 to 2021, due to lower estimated severity.
Catastrophes reserves were decreased primarily within Commercial Lines driven by a reduction in reserves in accident year 2022 for Hurricane Ian and accident year 2021 for Hurricane Ida.
Uncollectible reinsurance was increased primarily in Commercial Lines related to a captive reinsurer and, to a lesser extent, an increase in reserves for potential collection disputes and credit concerns.
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
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle & large commercial for the 2016 to 2019 accident years, an increase in excess casualty for the 2019 accident year, and increases in primary construction on older accident years, partially offset by a decrease in reserves for other mass torts.
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
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the Boy Scouts of America (“BSA”), the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford Writing Companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties have appealed the district court’s ruling and that appeal is pending before the Third Circuit. If the court approvals for the BSA’s plan of reorganization are not affirmed on appeal, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,160	$8,210
Reinsurance recoverables	245	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,915	7,965
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,622	2,497
Prior year's discount accretion	103	107
Prior incurral year development [1]	(265)	(242)
Total provision for unpaid losses and loss adjustment expenses [2]	2,460	2,362
Payments
Current incurral year	(1,012)	(984)
Prior incurral years	(1,416)	(1,500)
Total payments	(2,428)	(2,484)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,947	7,843
Reinsurance recoverables	243	254
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,190	$8,097
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $91 and $92 for the six months ended June 30, 2023 and 2022, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2023
Group disability- Prior period reserve estimates decreased by approximately $236 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $19 largely driven by continued low incidence in group life premium waiver.
Supplemental accident and health- Prior period reserve estimates decreased by approximately $10 driven by lower than previously expected claim incidence.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2022
Group disability- Prior period reserve estimates decreased by approximately $195 largely driven by group long-term disability claim incidence lower than prior assumptions together with strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $40 largely driven by continued low incidence in group life premium waiver as well as a reduction in estimated mortality group term life losses incurred in fourth quarter 2021.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $10 driven by lower than previously expected claim incidence.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the six months ended June 30,
	2023			2022
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$47			$58
Balance, ending of the period		$44			$49

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$140	$112	$192	$188	$152	$262
Beginning adjustment for changes in single-A rate	4	(14)	(39)	47	19	14
Beginning balance at original discount rate	136	126	231	141	133	248
Effect of actual variances from expected experience	1	3	(1)	—	3	—
Adjusted beginning balance	137	129	230	141	136	248
Interest accrual	4	9	3	4	8	4
Benefit Payments	(6)	(14)	(9)	(6)	(15)	(13)
Ending balance at original discount rate	135	124	224	139	129	239
Ending adjustment for changes in single-A rate	4	(15)	(38)	13	(7)	(27)
Ending balance at single-A rate	$139	$109	$186	$152	$122	$212

Net reserve for future policy benefits	$139	$65	$186	$152	$73	$212
Weighted-average duration of the reserve for future policy benefits (years)	9.1	12.2	6.3	9.2	13.0	6.9

Net Reserve for Future Policy Benefits
	As of June 30,
	2023	2022
Payout Annuities	$139	$152
Life Conversions	65	73
Paid-up Life	186	212
DPL	19	20
Other	80	93
Total	$489	$550

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of June 30,
	2023	2022
Payout Annuities [1]
Expected future benefit payments	$267	$277
Life Conversions
Expected future gross premiums	$117	$126
Expected future benefit payments	$208	$218
Paid-up Life [1]
Expected future benefit payments	$290	$312
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Interest Rates
	For the six months ended June 30,
	2023	2022
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.2%	4.6%
Life Conversions
Interest accretion rate	4.2%	4.1%
Current discount rate	5.2%	4.7%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.3%	4.3%
Gross premiums and interest accretion recognized on long-duration insurance policies for the six months ended June 30, 2023 and 2022 were immaterial.
11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $647 and $664 as of June 30, 2023 and 2022 respectively, included universal life long-duration contacts of $228 and $242 as well as policyholder balances related to short-duration contracts of $419 and $422. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the six months ended June 30,
	2023	2022
Balance, beginning of the period	$232	$253
Premiums Received	6	7
Policy Charges	(10)	(12)
Surrenders and Withdrawals	(2)	(2)
Benefit Payments	(3)	(10)
Interest Credited	5	6
Balance, end of the period	$228	$242
Weighted-average crediting rate	4.2%	4.2%
Net Amount at Risk [1]	$950	$1,032
Cash Surrender Value	$226	$239
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of June 30, 2023 and 2022, universal life contracts of $227 and $240, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax provision at U.S. federal statutory rate	$141	$116	$278	$230
Nontaxable investment income	(9)	(5)	(20)	(14)
Other	(7)	(1)	(15)	(8)
Provision for income taxes	$125	$110	$243	$208
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$23	$17	$22	$16
Gross increases - tax positions in current period	1	1	2	2
Lapse of statute of limitations	(1)	—	(1)	—
Balance, end of period	$23	$18	$23	$18
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
As of June 30, 2023, the Company has a deferred tax asset for foreign net operating losses of $40 partially offset by a valuation allowance of $21. While the foreign net operating losses ("NOLs") do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
The federal income tax audits for the Company have been completed through 2013. The acquired Navigators Group is currently under IRS audit for the pre-acquisition 2019 tax period. The statute of limitations is closed through the 2019 tax year with the exception of NOL carryforwards utilized in open tax years and the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
13. DEBT
Junior Subordinated Debentures
The U.K. Financial Conduct Authority ("FCA") announced that publication of U.S. dollar London Inter Bank Offered Rate (“LIBOR”) on a representative basis will cease immediately after June 30, 2023. LIBOR is used as a benchmark or reference rate for certain investments and derivatives the Company owns, and floating rate debt the Company has issued. Uncertainties and risks relating to the transition from LIBOR have been reduced by the federal Adjustable Interest Rate (LIBOR) Act, which addresses replacement of LIBOR in certain contracts governed by U.S. law (including the law of any U.S. state), including 3-Month LIBOR, which was the original reference rate on the Company's $500 junior subordinated debentures due 2067. Prior to July 1, 2023, the Company's $500 junior subordinated debentures due 2067 paid interest at a rate of LIBOR plus 2.125%. Effective July 1, 2023, the interest rate on the $500 junior subordinated debentures due 2067 is determined based on a reference rate of 3-month CME term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26161% plus 2.125%.
The Company's interest rate swap agreements that converted the LIBOR variable interest payments on the $500 junior subordinated debentures to fixed interest payments were terminated and new interest rate swap agreements were entered into that reference SOFR so that interest rate swaps continue to effectively convert the variable interest payments to fixed interest payments of approximately 4.39%.

|

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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some complaints may be amended, some have been dismissed voluntarily and may be refiled, while many have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases. Moreover, dozens of policyholders have appealed dismissals in favor of the Hartford Writing Companies. The Hartford Writing Companies have received numerous favorable rulings on appeal, with only two adverse appellate rulings to date. The remainder of the Hartford Writing Companies' appeals are at various stages of the appellate process and have not yet been ruled upon. In addition,

|

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
For its Run-off A&E claims, as of June 30, 2023, the Company reported $327 of net asbestos and environmental reserves, including the benefit of losses ceded to an A&E adverse development cover ("ADC") with National Indemnity Company, a subsidiary of Berkshire Hathaway ("NICO") (collectively the "A&E ADC"). In addition, the Company has recorded a $594 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.

|

Table of Contents	Note 14 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of June 30, 2023, the Company has incurred $1,244 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $256 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report.

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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2023 was $78 for which the legal entities have posted collateral of $69 in the normal course of business. Based on derivative contractual terms as of June 30, 2023, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
15. EQUITY
Equity Repurchase Program
During the six months ended June 30, 2023 and 2022, the Company repurchased $700 (9.7 million shares) and $850 (12.0 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of June 30, 2023, the Company has $2.0 billion remaining for equity repurchases under the current $3.0 billion share repurchase program, which is effective until December 31, 2024. During the period July 1, 2023 through July 26, 2023, the Company repurchased $101 (1.4 million shares) under this repurchase program.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,008)	$(13)	$48	$33	$27	$(1,341)	$(3,254)
OCI before reclassifications	(362)	2	(21)	4	6	(1)	(372)
Amounts reclassified from AOCI	21	2	—	—	—	7	30
OCI, before tax	(341)	4	(21)	4	6	6	(342)
Income tax benefit (expense)	72	(1)	4	(1)	(1)	(1)	72
OCI, net of tax	(269)	3	(17)	3	5	5	(270)
Ending balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	353	(6)	(14)	6	(4)	—	335
Amounts reclassified from AOCI	48	2	3	—	—	13	66
OCI, before tax	401	(4)	(11)	6	(4)	13	401
Income tax benefit (expense)	(84)	1	2	(1)	1	(3)	(84)
OCI, net of tax	317	(3)	(9)	5	(3)	10	317
Ending balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)

Reclassifications from AOCI
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(21)	$(48)	Net realized gains (losses)
	(21)	(48)	Total before tax
	(4)	(10)	Income tax expense
	$(17)	$(38)	Net income
Unrealized Losses on Fixed Maturities with ACL
Available-for-sale fixed maturities	$(2)	$(2)	Net realized gains (losses)
	(2)	(2)	Total before tax
	(1)	(1)	Income tax expense
	$(1)	$(1)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(7)	$(15)	Net investment income
Interest rate swaps	4	7	Interest expense
Foreign currency swaps	3	5	Net investment income
	—	(3)	Total before tax
	—	(1)	Income tax expense
	$—	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(8)	(16)	Insurance operating costs and other expenses
	(7)	(13)	Total before tax
	(1)	(3)	Income tax expense
	$(6)	$(10)	Net income
Total amounts reclassified from AOCI	$(24)	$(51)	Net income

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(261)	$(2)	$5	$41	$(16)	$(1,477)	$(1,710)
OCI before reclassifications	(2,087)	—	38	(10)	37	(1)	(2,023)
Amounts reclassified from AOCI	65	—	(6)	—	—	16	75
OCI, before tax	(2,022)	—	32	(10)	37	15	(1,948)
Income tax benefit (expense)	425	—	(7)	2	(8)	(3)	409
OCI, net of tax	(1,597)	—	25	(8)	29	12	(1,539)
Ending balance	$(1,858)	$(2)	$30	$33	$13	$(1,465)	$(3,249)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
OCI before reclassifications	(4,568)	—	45	(10)	91	(1)	(4,443)
Amounts reclassified from AOCI	152	—	(14)	—	—	31	169
OCI, before tax	(4,416)	—	31	(10)	91	30	(4,274)
Income tax benefit (expense)	927	—	(7)	2	(19)	(6)	897
OCI, net of tax	(3,489)	—	24	(8)	72	24	(3,377)
Ending balance	$(1,858)	$(2)	$30	$33	$13	$(1,465)	$(3,249)

Reclassifications from AOCI
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(65)	$(152)	Net realized gains (losses)
	(65)	(152)	Total before tax
	(14)	(32)	Income tax expense
	$(51)	$(120)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$5	$14	Net investment income
Interest rate swaps	(1)	(4)	Interest expense
Foreign currency swaps	2	4	Net investment income
	6	14	Total before tax
	1	3	Income tax expense
	$5	$11	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(34)	Insurance operating costs and other expenses
	(16)	(31)	Total before tax
	(3)	(7)	Income tax expense
	$(13)	$(24)	Net income
Total amounts reclassified from AOCI	$(59)	$(133)	Net income

|

Table of Contents	Note 17 - Employee Benefit Plans
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
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2023.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$2	$2	$—	$—	$—	$—
Interest cost	45	28	90	56	2	1	4	2
Expected return on plan assets	(59)	(50)	(118)	(101)	(1)	(1)	(1)	(1)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	7	16	14	31	1	1	2	3
Net periodic cost (benefit)	$(6)	$(5)	$(12)	$(12)	$1	$—	$2	$1
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the June 30, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets.
Subsequent to June 30, 2023, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $127, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended June 30,		Incurred in the Six Months Ended June 30,		Cumulative Incurred Through June 30, 2023	Total Amount Expected to be Incurred
	2023	2022	2023	2022
Severance benefits	$—	$(5)	$(3)	$(7)	$38	$38
IT costs	1	3	2	5	21	24
Professional fees and other expenses	2	4	4	9	62	65
Total restructuring and other costs, before tax	$3	$2	$3	$7	$121	$127

|

Table of Contents	Note 18 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Restructuring and Other Costs
	Six Months Ended June 30, 2023
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$7	$—	$—	$7
Incurred	(3)	2	4	3
Payments	(1)	(2)	(4)	(7)
Balance, end of period	$3	$—	$—	$3

Accrued Restructuring and Other Costs
	Six Months Ended June 30, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	5	9	7
Payments	(2)	(5)	(9)	(16)
Balance, end of period	$9	$—	$—	$9

|

Table of Contents	Index to MD&A
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$547	$444	$1,082	$887
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	542	439	1,072	877
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	53	336	60	482
Restructuring and other costs, before tax	3	2	3	7
Loss on extinguishment of debt, before tax	—	9	—	9
Integration and other non-recurring M&A costs, before tax	2	6	4	11
Income tax benefit [1]	(12)	(76)	(15)	(111)
Core earnings	$588	$716	$1,124	$1,275
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
Premium Retention- For middle & large commercial, represents the ratio of prior period premiums that were successfully renewed divided by premiums associated with policies available for renewal in the current period. Premium retention excludes premium amounts from annual audits, renewal written price increases and changes in exposure, including amount of insurance. Premium retention statistics are subject to change from period to period based on a number of factors, including the effect of subsequent cancellations and non-renewals.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial Lines
Net income	$458	$389	$879	$772
Adjustments to reconcile net income to underwriting gain:
Net investment income	(364)	(356)	(702)	(689)
Net realized losses	51	198	70	289
Other expense	—	1	—	7
Income tax expense	109	101	209	196
Underwriting gain	$254	$333	$456	$575
Personal Lines
Net income (loss)	$(60)	$6	$(61)	$83
Adjustments to reconcile net income (loss) to underwriting gain (loss):
Net investment income	(34)	(35)	(72)	(68)
Net realized losses	5	18	6	27
Net servicing and other expense (income)	(7)	(3)	(13)	(7)
Income tax expense (benefit)	(17)	1	(18)	21
Underwriting gain (loss)	$(113)	$(13)	$(158)	$56
P&C Other Operations
Net income (loss)	$9	$(20)	$15	$(12)
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(17)	(16)	(33)	(32)
Net realized gains	1	9	4	13
Income tax expense (benefit)	3	(5)	4	(4)
Underwriting loss	$(4)	$(32)	$(10)	$(35)
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
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third-party business.
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
To achieve those expected savings, we expect to incur approximately $388 over the course of the program, with $308 expensed cumulatively through June 30, 2023, and expected expenses of $17 over the last six months of 2023 and $63 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $388, we expect to incur restructuring costs of approximately $127, including $38 of employee severance, $24 to retire certain IT applications, and $65 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in the six months ended June 30, 2023 and expected annual costs and expense savings relative to 2019 for the full year in 2023.

Hartford Next Costs and Expense Savings
	Six Months Ended June 30, 2023	Estimate for 2023
Employee severance	$(3)	$(3)
IT costs to retire applications	2	5
Professional fees and other expenses	4	5
Estimated restructuring costs	3	7

Non-capitalized IT costs	10	16
Other costs	3	5
Amortization of capitalized IT development costs [1]	3	7
Amortization of capitalized real estate [2]	1	2
Estimated costs within core earnings	17	30
Total Hartford Next program costs	20	37

Cumulative savings for the period relative to 2019	(314)	(625)
Net expense (savings) before tax	$(294)	$(588)

Net expense (savings) before tax:
Accounted for within core earnings	$(297)	$(595)
Restructuring costs recognized outside of core earnings	3	7
Net expense (savings) before tax	$(294)	$(588)
[1]Does not include approximately $45 of IT asset amortization after 2023.
[2]Does not include approximately $13 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SECOND QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $103 or 23%	Ý	Increased $0.41 or 31%	Ý	Increased $2.76 or 7%
+	Lower net realized losses	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	The effect of higher premiums in P&C and Group Benefits
		+	Reduction in outstanding shares due to share repurchases	+	An increase in AOCI, primarily driven by lower net unrealized losses on available for sale securities
-	Higher P&C current accident year catastrophe losses
				-	Dilutive effect of share repurchases
-	A higher current accident year loss ratio before catastrophes in Personal Lines

-	A higher group life loss ratio
-	Less favorable P&C prior accident year reserve development

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Þ	Decreased 10 bps	Ý	Increased 4.8 points	Ý	Increased 0.3 points
-	Lower returns on limited partnerships and other alternative investments	+	Higher current accident year catastrophe losses	+	Lower net realized losses
				+	Higher fully insured ongoing premiums
+	A higher yield on fixed maturity securities due to an increased yield on variable-rate securities and reinvesting at higher rates	+	Higher personal automobile loss costs, driven by severity	-	Higher group life loss ratio
				-	Lower net investment income driven by lower income from limited partnerships
		+	A lower level of favorable prior accident year reserve development
				-	A slightly higher group disability loss ratio primarily due to higher paid family leave and short-term disability claim incidence
		-	A lower expense ratio primarily driven by higher earned premium and lower marketing spend in Personal Lines

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Earned premiums	$5,220	$4,810	9%	$10,283	$9,461	9%
Fee income	328	341	(4%)	647	703	(8%)
Net investment income	540	541	—%	1,055	1,050	—%
Net realized losses	(64)	(338)	81%	(71)	(483)	85%
Other revenues	25	19	32%	45	35	29%
Total revenues	6,049	5,373	13%	11,959	10,766	11%
Benefits, losses and loss adjustment expenses	3,580	3,074	16%	7,062	6,194	14%
Amortization of deferred policy acquisition costs	502	450	12%	993	887	12%
Insurance operating costs and other expenses	1,225	1,225	—%	2,441	2,435	—%
Interest expense	50	51	(2%)	100	113	(12%)
Amortization of other intangible assets	17	17	—%	35	35	—%
Restructuring and other costs	3	2	50%	3	7	(57%)
Total benefits, losses and expenses	5,377	4,819	12%	10,634	9,671	10%
Income, before tax	672	554	21%	1,325	1,095	21%
Income tax expense	125	110	14%	243	208	17%
Net income	547	444	23%	1,082	887	22%
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$542	$439	23%	$1,072	$877	22%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
Net income available to common stockholders increased by $103, primarily driven by:
•Lower net realized losses of $274, before tax, driven by a decline in value of equity securities in the 2022 period;
•In Group Benefits, the effect of higher fully insured ongoing premiums, including a lower expense ratio, partially offset by a higher group life loss ratio and lower net investment income; and
•A loss on extinguishment of debt in the 2022 period.

These increases were partially offset by:
•A decrease in P&C underwriting gain of $151, before tax, driven by higher current accident year catastrophe losses, a higher current accident year loss and loss adjustment expense ("LAE") ratio before catastrophes in Personal Lines, and a lower level of favorable prior accident year reserve development, partially offset by the effect of earned premium growth, including a decrease in the expense ratio.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums

Earned premiums increased by $410, or 9%, primarily due to:
•An increase in P&C reflecting a 10% increase in Commercial Lines and a 5% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was an increase in new business across all lines of business, the effect of earned pricing increases, and the effect of higher insured exposures, principally in workers’ compensation as well as property lines.
–For Personal Lines, earned premium was up due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 7% due to increases in group life, group disability, and supplemental health product premiums, primarily driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fee income decreased, driven by lower daily average assets within Hartford Funds due to net outflows over the preceding twelve months, partially offset by an increase in equity market levels since the prior year period.

Net Investment Income

Net investment income remained relatively flat primarily due to lower income from limited partnerships and other alternative investments, offset by the impact of a higher yield on variable-rate securities and reinvesting at higher rates. The lower limited partnership and other alternative investment income was driven by income from sales of underlying real estate properties in the 2022 period and lower real estate fund valuations in the current year as compared to the prior year.
Net realized losses decreased primarily due to a decline in value of equity securities in the 2022 period driven by lower equity market levels. Also included were fewer net losses on sales of fixed maturities in the 2023 period compared to the 2022 period, largely offset by losses on credit derivatives in the 2023 period due to credit spread tightening.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C

Benefits, losses and loss adjustment expenses increased $506 due to:
•An increase in Property & Casualty of $394, which was attributable to:
–An increase in P&C current accident year ("CAY") loss and loss adjustment expenses before catastrophes of $272, before tax, primarily due to the effect of higher earned premiums in Commercial Lines and higher personal automobile claim severity.
–An increase in current accident year catastrophe losses of $103, before tax. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, mainly in the South, Midwest and Mountain West. Catastrophe losses in the 2022 period included losses from wind and hail events mostly concentrated in the South, Midwest, and Central Plains.
–A decline in P&C net favorable prior accident year reserve development of $19, before tax. Prior accident year reserve development in the 2023 period was a net favorable $39, before tax, primarily driven by decreases in reserves related to catastrophes and workers’ compensation, partly offset by increases in reserves for general liability, assumed reinsurance, and bond. Prior accident year reserve development in the 2022 period was a net favorable $58, before tax, primarily driven by reserve decreases in workers' compensation, catastrophes and package business, partially offset by reserve increases in general liability and commercial automobile liability. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Group Benefits

–An increase in Group Benefits of $112, before tax, primarily driven by the effect of an increase in earned premiums, as well as the impact of a higher group life loss ratio and a slightly higher group disability loss ratio. The higher group life loss ratio was driven primarily by favorable prior quarter reserve development benefiting the 2022 period, as well as higher group life severity in the 2023 period. The slight increase in the group disability loss ratio was driven by higher paid family leave and short-term disability claim incidence as compared to the prior year period, partially offset by favorable long-term disability claim incidence and recoveries.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses were flat due to increases related to:
•Technology investments made to improve customer and broker experience and data analytics to enhance underwriting and pricing capabilities; and
•Increased expense from higher staffing costs and commissions in Commercial Lines and Group Benefits, partly in response to increased business volume, mostly offset by lower incentive compensation.
These increases were offset by:
•Lower variable expenses in Hartford Funds;
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan;
•Lower direct marketing costs in Personal Lines; and
•A loss on extinguishment of debt in the 2022 period.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022
Net income available to common stockholders increased by $195 primarily driven by:
•Lower net realized losses of $412, before tax, driven by a decline in value of equity securities in the 2022 period;
•In Group Benefits, an improved group life loss ratio driven by a lower level of mortality, the effect of higher fully insured ongoing premiums, including a lower expense ratio, and an improved group disability loss ratio, partially offset by lower net investment income; and
•A lower level of interest expense on corporate debt in the 2023 period compared to the 2022 period and a loss on extinguishment of debt in the 2022 period.
These increases were partially offset by:
•A decrease in P&C underwriting gain of $308, before tax, driven by higher current accident year catastrophe losses, a higher current accident year loss and LAE ratio before catastrophes in Personal Lines, and a lower level of favorable prior accident year reserve development, partially offset by the effect of earned premium growth, including a lower expense ratio; and
•In Hartford Funds, lower fee income net of variable expenses.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
REVENUE
Earned Premiums

Earned premiums increased by $822, or 9%, primarily due to:
•An increase in P&C reflecting an 11% increase in Commercial Lines and a 4% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation.

Net Investment Income

–For Personal Lines, earned premium was up due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 7% due to increases in group life, group disability, and supplemental health product premiums, primarily driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fee income decreased, driven by lower daily average assets within Hartford Funds due to net outflows over the preceding twelve months partly offset by an increase in equity market levels since the prior year period.
Net investment income increased slightly primarily due to the impact of a higher yield on variable-rate securities and reinvesting at higher rates. This increase was largely offset by lower limited partnership and other alternative investment income driven by income from sales of underlying real estate properties in the 2022 period, lower real estate fund valuations in the current year as compared to the prior year, and an increase in private equity fund valuations in the 2022 period.
Net realized losses decreased primarily due to a decline in value of equity securities in the 2022 period driven by lower equity market levels. Also included were fewer net losses on sales of fixed maturities in the 2023 period compared to the 2022 period, partially offset by losses on credit derivatives in the 2023 period due to credit spread tightening.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $868, comprised of:
•An increase in Property & Casualty of $769, which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $524, before tax, primarily due to the effect of higher earned premiums in Commercial Lines and higher personal automobile claim severity.
–An increase in current accident year catastrophe losses of $190, before tax. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts. Catastrophe losses in the 2022 period included losses from tornado, wind and hail events in the South, Midwest and Central Plains, winter storms along the East Coast, and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Losses and LAE Incurred for Group Benefits

–A decline in P&C net favorable prior accident year reserve development of $55, before tax. Prior accident year reserve development in the 2023 period was a net favorable $39, before tax, primarily driven by decreases in reserves related to workers' compensation and catastrophes, offset by increases in reserves for general liability, Personal Lines automobile physical damage, assumed reinsurance, bond, and uncollectible reinsurance. Prior accident year reserve development in the 2022 period was a net favorable $94, before tax, primarily driven by reserve decreases in workers' compensation, catastrophes, package business, and commercial property, partially offset by reserve increases in general liability, assumed reinsurance, and commercial automobile liability. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•An increase in Group Benefits of $99, before tax, primarily driven by the effect of an increase in earned premiums and higher incidence on paid family leave products, partially offset by the impact of lower mortality levels and lower incidence and favorable recoveries in long-term disability.

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
Insurance operating costs and other expenses increased slightly due to:
•Technology investments made to improve customer and broker experience and data analytics to enhance underwriting and pricing capabilities; and
•Increased expense from higher staffing costs and commissions in Commercial Lines and Group Benefits partly in response to increased business volume, mostly offset by lower incentive compensation.
These increases were offset by:
•Lower variable expenses in Hartford Funds;
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan;
•Lower direct marketing costs in Personal Lines; and
•Loss on extinguishment of debt in the 2022 period.
Interest Expense decreased primarily due to the Company redeeming $600 aggregate principal amount of junior subordinated debentures on April 15, 2022.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$37,497	71.2%	$36,231	68.9%
Fixed maturities, at fair value using the fair value option ("FVO")	320	0.6%	333	0.6%
Equity securities, at fair value	895	1.7%	1,801	3.4%
Mortgage loans (net of allowance for credit losses ("ACL") of $41 and $36)	6,020	11.4%	6,000	11.4%
Limited partnerships and other alternative investments	4,527	8.6%	4,177	8.0%
Other investments [1]	173	0.3%	159	0.3%
Short-term investments	3,236	6.2%	3,859	7.4%
Total investments	$52,668	100.0%	$52,560	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
June 30, 2023 compared to December 31, 2022
Total investments increased slightly primarily due to an increase in fixed maturities, AFS, at fair value and limited partnerships and other alternative investments, partially offset by a decrease in equity securities, at fair value and short-term investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of asset backed securities ("ABS") and corporate bonds and an increase in valuations as a result of tighter credit spreads.
Limited partnerships and other alternative investments increased primarily driven by additional investments.
Equity securities, at fair value decreased primarily due to sales of common stocks. The remaining equity securities, at fair value is comprised of approximately 50% of preferred stock.
Short-term investments decreased primarily due to the Boy Scouts of America settlement paid on April 20, 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$460	4.2%	$346	3.2%	$905	4.1%	$677	3.2%
Equity securities	9	3.3%	13	2.7%	22	3.1%	25	2.6%
Mortgage loans	58	3.8%	53	3.6%	115	3.8%	103	3.6%
Limited partnerships and other alternative investments	32	2.9%	158	17.3%	58	2.7%	284	16.3%
Other [3]	4		(7)		2		2
Investment expense	(23)		(22)		(47)		(41)
Total net investment income	$540	3.9%	$541	3.9%	$1,055	3.8%	$1,050	3.8%
Total net investment income excluding limited partnerships and other alternative investments	$508	4.0%	$383	3.0%	$997	3.9%	$766	3.0%
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
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Total net investment income largely flat due to:
•Higher yield on variable-rate securities and the impact of reinvesting at higher rates; and
•Largely offset by lower income from limited partnerships and other alternative investments driven by income from sales of underlying real estate properties in the 2022 period and lower real estate fund valuations. In addition, the six month period of 2022 included valuation increases on private equity funds.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to a higher yield on variable-rate securities and higher reinvestment rates.
Average reinvestment rates, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and six months ended June 30, 2023 were 5.3% and 5.6%, respectively, which were above the average yield of sales and maturities of 4.1% and 4.1%, respectively. Average reinvestment rates for the three and six months ended June 30, 2022, were 4.5% and 3.8%, respectively, which were above the average yield of sales and maturities of 3.6% and 3.3%, respectively.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2023	2022	2023	2022
Gross gains on sales of fixed maturities	$3	$15	$20	$38
Gross losses on sales of fixed maturities	(21)	(80)	(60)	(175)
Equity securities [1]	10	(262)	45	(369)
Net credit losses on fixed maturities, AFS [2]	(3)	—	(8)	(12)
Change in ACL on mortgage loans [3]	(5)	(5)	(5)	(7)
Intent-to-sell impairments [2]	—	—	—	(3)
Other, net [4]	(48)	(6)	(63)	45
Net realized losses	$(64)	$(338)	$(71)	$(483)
[1]The change in net unrealized gains (losses) on equity securities still held as of June 30, 2023 and included in net realized gains (losses) were $7 and $7 for the three and six months ended June 30, 2023, respectively. The change in net unrealized gains (losses) on equity securities still held as of June 30, 2022 and included in net realized gains (losses) were $(259) and $(366) for the three and six months ended June 30, 2022, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and six months ended June 30, 2023, includes gains (losses) from transactional foreign currency revaluation of $(9) and $(16), respectively, and gains (losses) on non-qualifying derivatives of $(39) and $(34), respectively. For the three and six months ended June 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $15 and $21, respectively, and gains (losses) on non-qualifying derivatives of $14 and $61, respectively.
Three and six months ended June 30, 2023
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and/or liquidity management.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2023 primarily included losses of $36 and $52, respectively, on credit derivatives primarily due to changes in valuation, and, losses of $9 and $16, respectively, on transactional foreign currency revaluation. Also included for the six month period ended June 30, 2023 were losses of $11 on FVO securities due to changes in credit spreads and gains of $18 on interest rate derivatives driven by an increase in interest rates.
Three and six months ended June 30, 2022
Gross gains and losses on sales were primarily due to sales of U.S. treasuries for duration management and to fund purchases of spread product, mortgage loans, and alternative investments. Also included were sales of corporate securities and tax-exempt municipals and tender activity.
Equity securities net losses were primarily driven by a decline in value due to lower equity market levels.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2023.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2023

P&C Other
$810
3%
Personal
Lines
$1,936
7%
Commercial
Lines
$23,835
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,202	1,099	—	4,301
Current accident year catastrophes	261	150	—	411
Prior accident year development ("PYD")	(61)	17	5	(39)
Total provision for unpaid losses and loss adjustment expenses	3,402	1,266	5	4,673
Payments	(3,464)	(1,159)	(105)	(4,728)
Foreign currency adjustment	18	—	—	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,835	1,936	810	26,581
Reinsurance and other recoverables	4,583	31	1,834	6,448
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,418	$1,967	$2,644	$33,029
Earned premiums and fee income	$5,672	$1,514
Loss and loss expense paid ratio [1]	61.1	76.6
Loss and loss expense incurred ratio	60.2	84.5
Prior accident year development (pts) [2]	(1.1)	1.1
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Total [1]	Commercial Lines	Personal Lines	Total
Wind and hail	$110	$102	$212	$153	$135	$288
Winter storms	(4)	1	(3)	76	15	91
Catastrophes before assumed reinsurance	106	103	209	229	150	379
Global assumed reinsurance business [1]	17	—	17	32	—	32
Total catastrophe losses	$123	$103	$226	$261	$150	$411
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(52)	$—	$—	$(52)
Workers’ compensation discount accretion	11	—	—	11
General liability	16	—	—	16
Marine	(2)	—	—	(2)
Package business	(3)	—	—	(3)
Commercial property	(5)	—	—	(5)
Professional liability	(3)	—	—	(3)
Bond	12	—	—	12
Assumed reinsurance	15	—	—	15
Automobile liability	6	—	—	6
Homeowners	—	2	—	2
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	(40)	(4)	—	(44)
Uncollectible reinsurance	4	—	—	4
Other reserve re-estimates, net	3	(1)	2	4
Total prior accident year development	$(38)	$(3)	$2	$(39)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(113)	$—	$—	$(113)
Workers’ compensation discount accretion	22	—	—	22
General liability	28	—	—	28
Marine	(1)	—	—	(1)
Package business	(8)	—	—	(8)
Commercial property	—	—	—	—
Professional liability	(3)	—	—	(3)
Bond	12	—	—	12
Assumed reinsurance	17	—	—	17
Automobile liability	6	—	—	6
Homeowners	—	1	—	1
Net A&E reserves	—	—	—	—
Catastrophes	(40)	(4)	—	(44)
Uncollectible reinsurance	9	—	3	12
Other reserve re-estimates, net [1]	10	20	2	32
Total prior accident year development	$(61)	$17	$5	$(39)
[1] Other reserve re-estimates for the six months ended June 30, 2023 includes a $22 increase in personal automobile physical damage reserves.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,862	915	—	3,777
Current accident year catastrophes	148	73	—	221
Prior accident year development	(121)	(3)	30	(94)
Total provision for unpaid losses and loss adjustment expenses	2,889	985	30	3,904
Payments	(2,334)	(1,028)	(158)	(3,520)
Foreign currency adjustment	(29)	—	—	(29)
Ending liabilities for unpaid losses and loss adjustment expenses, net	22,952	1,764	1,007	25,723
Reinsurance and other recoverables	4,586	36	1,590	6,212
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$27,538	$1,800	$2,597	$31,935
Earned premiums and fee income	$5,120	$1,461
Loss and loss expense paid ratio [1]	45.6	70.4
Loss and loss expense incurred ratio	56.6	68.1
Prior accident year development (pts) [2]	(2.4)	(0.2)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$54	$53	$107	$71	$65	$136
Winter storms	(4)	—	(4)	19	5	24
Wildfires	—	3	3	—	3	3
Ukraine conflict [1]	—	—	—	23	—	23
Tropical Storms	2	—	2	2	—	2
Catastrophes before assumed reinsurance	52	56	108	115	73	188
Global assumed reinsurance business [1] [2]	15	—	15	33	—	33
Total catastrophe losses	$67	$56	$123	$148	$73	$221
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(40)	$—	$—	$(40)
Workers’ compensation discount accretion	9	—	—	9
General liability	(10)	—	31	21
Marine	(3)	—	—	(3)
Package business	(13)	—	—	(13)
Commercial property	(6)	—	—	(6)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed Reinsurance	—	—	—	—
Automobile liability	12	—	—	12
Homeowners	—	—	—	—
Net A&E reserves	—	—	—	—
Catastrophes	(26)	(1)	—	(27)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net	2	1	(7)	(4)
Total prior accident year development	$(88)	$—	$30	$(58)

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(85)	$—	$—	$(85)
Workers’ compensation discount accretion	18	—	—	18
General liability	2	—	31	33
Marine	(3)	—	—	(3)
Package business	(24)	—	—	(24)
Commercial property	(21)	—	—	(21)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed reinsurance	12	—	—	12
Automobile liability	12	(5)	—	7
Homeowners	—	—	—	—
Net A&E reserves	—	—	—	—
Catastrophes	(29)	(1)	—	(30)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net	10	3	(7)	6
Total prior accident year development	$(121)	$(3)	$30	$(94)
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Written premiums	$3,177	$2,836	12%	$6,286	$5,645	11%
Change in unearned premium reserve	291	221	32%	634	544	17%
Earned premiums	2,886	2,615	10%	5,652	5,101	11%
Fee income	10	10	—%	20	19	5%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,638	1,467	12%	3,202	2,862	12%
Current accident year catastrophes [1]	123	67	84%	261	148	76%
Prior accident year development [1]	(38)	(88)	57%	(61)	(121)	50%
Total losses and loss adjustment expenses	1,723	1,446	19%	3,402	2,889	18%
Amortization of deferred policy acquisition costs	436	385	13%	860	756	14%
Underwriting expenses	469	447	5%	925	872	6%
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	7	7	—%	15	14	7%
Underwriting gain	254	333	(24%)	456	575	(21%)
Net investment income [2]	364	356	2%	702	689	2%
Net realized losses [2]	(51)	(198)	74%	(70)	(289)	76%
Other income (expense)	—	(1)	100%	—	(7)	100%
Income before income taxes	567	490	16%	1,088	968	12%
Income tax expense [3]	109	101	8%	209	196	7%
Net income	$458	$389	18%	$879	$772	14%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Small Commercial:
Net new business premium	$237	$201	$479	$387
Policy count retention	85%	85%	85%	86%
Renewal written price increases	4.2%	3.4%	4.0%	3.3%
Renewal earned price increases	4.0%	3.3%	3.9%	3.3%
Policies in-force as of end of period (in thousands)	1,461	1,395
Middle Market [1]:
Net new business premium	$164	$130	$312	$250
Premium retention	83%	82%	83%	82%
Renewal written price increases	7.6%	5.1%	7.1%	5.1%
Renewal earned price increases	6.5%	5.7%	6.3%	5.8%
Global Specialty:
Global specialty gross new business premium [2]	$246	$226	$437	$432
Renewal written price increases [3]	4.6%	6.7%	4.1%	7.9%
Renewal earned price increases [3]	5.1%	9.7%	5.6%	10.8%
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
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.8	56.1	0.7	56.7	56.1	0.6
Current accident year catastrophes	4.3	2.6	1.7	4.6	2.9	1.7
Prior accident year development	(1.3)	(3.4)	2.1	(1.1)	(2.4)	1.3
Total loss and loss adjustment expense ratio	59.7	55.3	4.4	60.2	56.6	3.6
Expense ratio	31.3	31.7	(0.4)	31.5	31.8	(0.3)
Policyholder dividend ratio	0.2	0.3	(0.1)	0.3	0.3	—
Combined ratio	91.2	87.3	3.9	91.9	88.7	3.2
Impact of current accident year catastrophes and prior year development	(3.0)	0.8	(3.8)	(3.5)	(0.5)	(3.0)
Underlying combined ratio	88.3	88.1	0.2	88.4	88.2	0.2

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$900
$750
$600
$450
$300
$150
$0
$389
$458
$772
$879
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net income for the three and six months ended June 30, 2023 increased primarily due to lower net realized losses, partially offset by a lower underwriting gain.
For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain

$600
$500
$400
$300
$200
$100
$0
$333
$254
$575
$456
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Underwriting gain for the three and six months ended June 30, 2023 decreased driven by higher current accident year catastrophes, lower favorable prior accident year development, and a higher current accident year loss and LAE ratio before catastrophes, partially offset by the effect of earned premium growth, including a lower expense ratio.
Expense ratio decreased in both periods driven by the impact of higher earned premium, lower incentive compensation and incremental savings from the Hartford Next program, partially offset by investments in technology and higher underwriter staffing costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $13 and $13, for the three months ended June 30, 2022, and 2023, respectively, and $24 and $26 for the six months ended June 30, 2022 and 2023, respectively is included in the total.
Written Premiums
[1]Other written premiums of $12 and $13 for the three months ended June 30, 2022, and 2023, respectively, and $24 and $26 for the six months ended June 30, 2022 and 2023 is included in the total.
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Earned premiums for the three and six month periods increased due to written premium increases over the prior 12 months, including the effect of higher insured exposures.
Written premiums for the three and six month periods increased driven by double-digit growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in both periods driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in all lines of business, with the most significant growth in package business, workers' compensation and excess and surplus lines.
•Middle & large commercial written premium increased in both periods driven by double-digit new business growth, renewal written price increases in all lines, and higher insured exposures. Written premium grew in nearly all lines across general industries, industry verticals and specialty markets.
•Global specialty written premium increased in both periods driven by written price increases across almost all lines as well as an increase in gross new business. Written premiums grew across most U.S. and international lines, with the most significant growth in global reinsurance.
Renewal written price increases were recognized in nearly all lines in both the three and six month periods, with accelerating price increases across most lines other than workers' compensation and director's and officer's.
•In small commercial excluding workers' compensation, renewal written price increases were higher in 2023, with high-single digit price increases in package business and automobile and double-digit increases in excess and surplus lines. Workers' compensation pricing moderated from 2022 but was slightly positive due to the effect of wage inflation largely offset by lower net rates.
•In middle market, the Company recognized high single-digit to low double-digit price increases in most lines other than workers’ compensation, which was slightly positive due to the effect of wage inflation largely offset by lower net rates.
•In global specialty, price increases continued to moderate from prior year levels and we achieved low single-digit renewal written price increases overall, with the highest increases in property, marine and casualty lines.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Current accident year loss and LAE ratio before catastrophes increased in the three month period due to a higher loss ratio in workers' compensation, and to a lesser extent, slightly elevated losses in a run-off line within the international book.
Current accident year loss and LAE ratio before catastrophes increased in the six month period principally driven by a higher loss ratio in workers' compensation, partially offset by a lower loss ratio in international. The lower loss ratio in global specialty international was mostly driven by the effect on the prior year ratio of $11 before tax in reinstatement premium owed to reinsurers related to ceding Ukraine conflict losses and a large ocean marine loss from an oil spill off the coast of Peru, both of which occurred in the three months ended March 31, 2022.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$300
$200
$100
$0
$-100
$-200
$67
$(88)
$123
$(38)
$148
$(121)
$261
$(61)
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD
CAY CATs
PYD

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Current accident year catastrophe losses for the three and six months ended June 30, 2023 included losses from tornado, wind and hail events across several regions of the United States and, for the six month period, winter storms primarily on the East and West coasts.
Current accident year catastrophe losses for the three and six months ended June 30, 2022 included losses from tornado, wind and hail events primarily in the South, Midwest and Central Plains, and, for the six month period, winter storms along the East coast and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Prior accident year development was net favorable for the three and six months ended June 30, 2023 and included reserve decreases for workers' compensation and catastrophes, partially offset by reserve increases for general liability, assumed reinsurance and bond.
Prior accident year development was net favorable for the three and six months ended June 30, 2022. Reserve development in the 2022 periods included reserve decreases for workers' compensation, catastrophes, package business and commercial property, partially offset by reserve increases for automobile liability and, for the six month period, assumed reinsurance. In the three and six month periods, an increase in reserves for general liability related to excess casualty and primary construction was largely offset by a reallocation of a portion of reserves for sexual molestation and sexual abuse claims from Commercial Lines to P&C Other Operations. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the Boy Scouts of America ("BSA") on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims. The six months ended June 30, 2022 also included reserve decreases for professional liability.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Written premiums	$802	$756	6%	$1,549	$1,463	6%
Change in unearned premium reserve	42	30	40%	50	17	194%
Earned premiums	760	726	5%	1,499	1,446	4%
Fee income	7	7	—%	15	15	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	578	477	21%	1,099	915	20%
Current accident year catastrophes [1]	103	56	84%	150	73	105%
Prior accident year development [1]	(3)	—	NM	17	(3)	NM
Total losses and loss adjustment expenses	678	533	27%	1,266	985	29%
Amortization of DAC	57	56	2%	115	113	2%
Underwriting expenses	145	157	(8%)	290	306	(5%)
Amortization of other intangible assets	—	—	—%	1	1	—%
Underwriting gain (loss)	(113)	(13)	NM	(158)	56	NM
Net investment income [2]	34	35	(3%)	72	68	6%
Net realized losses [2]	(5)	(18)	72%	(6)	(27)	78%
Net servicing and other income (expense) [3]	7	3	133%	13	7	86%
Income (loss) before income taxes	(77)	7	NM	(79)	104	(176%)
Income tax expense (benefit) [4]	(17)	1	NM	(18)	21	(186%)
Net income (loss)	$(60)	$6	NM	$(61)	$83	(173)%
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
[3]Includes servicing revenues of $24 and $19 for the three months ended June 30, 2023 and 2022, respectively, and $43 and $36 for the six months ended June 30, 2023 and 2022, respectively. Includes servicing expenses of $16 and $15 for the three months ended June 30, 2023 and 2022, respectively, and $30 and $28 for the six months ended June 30, 2023 and 2022, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2023	2022	Change	2023	2022	Change
Product Line
Automobile	$543	$509	7%	$1,072	$1,006	7%
Homeowners	259	247	5%	477	457	4%
Total	$802	$756	6%	$1,549	$1,463	6%
Earned Premiums
Product Line
Automobile	$523	$497	5%	$1,032	$990	4%
Homeowners	237	229	3%	467	456	2%
Total	$760	$726	5%	$1,499	$1,446	4%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2023	2022	2023	2022
Policies in-force end of period (in thousands)
Automobile	1,287	1,315
Homeowners	723	756
Net new business premium
Automobile	$52	$57	$98	$115
Homeowners	$22	$19	$43	$34
Policy count retention
Automobile	86%	84%	85%	84%
Homeowners	84%	84%	84%	84%
Renewal written price increase
Automobile	13.8%	4.0%	11.9%	3.5%
Homeowners	14.4%	9.0%	14.2%	8.9%
Renewal earned price increase
Automobile	8.5%	2.7%	7.3%	2.5%
Homeowners	12.7%	8.4%	12.0%	8.4%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2023	2022	Change	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	76.1	65.7	10.4	73.3	63.3	10.0
Current accident year catastrophes	13.6	7.7	5.9	10.0	5.0	5.0
Prior year development	(0.4)	—	(0.4)	1.1	(0.2)	1.3
Total loss and loss adjustment expense ratio	89.2	73.4	15.8	84.5	68.1	16.4
Expense ratio	25.7	28.4	(2.7)	26.1	28.0	(1.9)
Combined ratio	114.9	101.8	13.1	110.5	96.1	14.4
Impact of current accident year catastrophes and prior year development	(13.2)	(7.7)	(5.5)	(11.1)	(4.8)	(6.3)
Underlying combined ratio	101.7	94.1	7.6	99.4	91.3	8.1
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Automobile
Combined ratio	116.4	101.2	15.2	113.3	97.0	16.3
Underlying combined ratio	111.8	100.0	11.8	108.5	96.7	11.8
Homeowners
Combined ratio	115.1	103.1	12.0	106.1	94.2	11.9
Underlying combined ratio	79.6	82.0	(2.4)	79.2	79.7	(0.5)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net income changed to a net loss for both the three and six months ended June 30, 2022. For the three month period, the change was largely driven by an increase in the underwriting loss, partially offset by a decrease in net realized losses. For the six month period, the change was largely driven by a change from an underwriting gain to an underwriting loss, partially offset by a decrease in net realized losses and an increase in net investment income.
Underwriting Gain (Loss)

$100
$50
$0
$-50
$-100
$-150
$-200
$(13)
$(113)
$56
$(158)
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Underwriting gain (loss) Underwriting loss increased in the three month period, and changed from a gain to a loss in the six month period, primarily due to higher current accident year losses before catastrophes in automobile and an increase in current accident year catastrophe losses, partially offset by a decrease in direct marketing costs and an increase in earned premium due to renewal pricing increases. In the six month period, a change to net unfavorable prior accident year reserve development also contributed.
Expense ratio decreased in 2023 primarily due to lower direct marketing costs, and to a lesser extent, the impact of higher earned premium and Hartford Next savings.
Earned Premiums

$1,600
$1,200
$800
$400
$0
$726
$760
$1,446
$1,499
$497
$229
$523
$237
$990
$456
$1,032
$467
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD
Homeowners
Automobile

Written Premiums

$1,600
$1,200
$800
$400
$0
$756
$509
$247
$802
$543
$259
$1,463
$1,006
$457
$1,549
$1,072
$477
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD
Homeowners
Automobile

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Earned premiums increased in both the three and six month periods due to an increase in written premium over the prior twelve months in both automobile and in homeowners.
Written premiums increased in automobile in both the three and six month periods due to the effect of written pricing increases. Written premiums increased in homeowners in both the three and six month periods primarily due to an increase in new business and the effect of written pricing increases.
Renewal written pricing increases were higher for both automobile and homeowners in the three and six month periods

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ended June 30, 2023 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention for automobile was higher while, for homeowners, policy count retention was flat partly due to policyholder response to pricing increases.
Policies in-force decreased in 2023 for both automobile and for homeowners compared to the end of second quarter 2022, reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
65.7
76.1
63.3
73.3
Jun 30 2022 QTD
Jun 30 2023 QTD
Jun 30 2022 YTD
Jun 30 2023 YTD

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Current accident year Loss and LAE ratio before catastrophes increased in both automobile and homeowners in both the three and six month periods. The increase in automobile was primarily due to an increase in automobile liability and physical damage claim severity. The automobile severity increases include the inflationary effects on bodily injury claims and automobile parts and repairs. Also impacting the change for automobile between years is a higher level of frequency in the current period due to driving continuing to return to more normalized levels, largely offset by the impact of earned pricing increases. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes was due to an increase in severity and frequency for both weather and non-weather claims and an increase in claims settlement costs, partially offset by earned pricing increases. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Current accident year catastrophe losses increased in both the three and six month periods. Current accident year catastrophe losses for 2023 included tornado, wind and hail events across several regions of the United States, and for the six month period, included losses from winter storms primarily on the East and West coasts. Current accident year catastrophe losses for the three and six months ended June 30, 2022 included tornado, wind and hail events primarily in the South, Midwest and Central Plains and for the six month period, winter storms along the East Coast.
Prior accident year development was favorable in the three months ended June 30, 2023 period and unfavorable in the six month period. Net favorable prior accident year development in the three month period was primarily driven by a reduction in prior accident year catastrophes. Net unfavorable prior accident year development in the six month period was primarily driven by automobile physical damage. Net favorable prior accident year development in the six months ended June 30, 2022 period was primarily driven by automobile liability.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$2	$30	(93%)	$5	$30	(83%)
Total losses and loss adjustment expenses	2	30	(93%)	5	30	(83%)
Underwriting expenses	2	2	—%	5	5	—%
Underwriting loss	(4)	(32)	88%	(10)	(35)	71%
Net investment income [2]	17	16	6%	33	32	3%
Net realized losses [2]	(1)	(9)	89%	(4)	(13)	69%
Income (loss) before income taxes	12	(25)	148%	19	(16)	NM
Income tax expense (benefit) [3]	3	(5)	160%	4	(4)	NM
Net income (loss)	$9	$(20)	145%	$15	$(12)	NM
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net income (loss) changed to net income in the three and six months ended June 30, 2023 compared to net losses in the comparable 2022 periods primarily due to decreases in underwriting losses and net realized losses.
Underwriting loss decreased in the three and six month periods due to lower unfavorable prior accident year reserve development in the 2023 periods. Unfavorable prior accident reserve development in the 2022 periods was primarily due to reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves in 2022 related to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2023. For information on asbestos and environmental ("A&E") reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2022 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Premiums and other considerations	$1,630	$1,517	7%	$3,239	$3,007	8%
Net investment income [1]	113	130	(13%)	223	253	(12%)
Net realized losses [1]	(19)	(70)	73%	(14)	(86)	84%
Total revenues	1,724	1,577	9%	3,448	3,174	9%
Benefits, losses and loss adjustment expenses	1,175	1,063	11%	2,385	2,286	4%
Amortization of DAC	9	9	—%	18	18	—%
Insurance operating costs and other expenses	381	365	4%	761	732	4%
Amortization of other intangible assets	10	10	—%	20	20	—%
Total benefits, losses and expenses	1,575	1,447	9%	3,184	3,056	4%
Income before income taxes	149	130	15%	264	118	124%
Income tax expense [2]	28	24	17%	51	20	155%
Net income	$121	$106	14%	$213	$98	117%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Fully insured – ongoing premiums	$1,574	$1,469	7%	$3,131	$2,907	8%
Buyout premiums	—	—	—%	1	7	(86%)
Fee income	56	48	17%	107	93	15%
Total premiums and other considerations	$1,630	$1,517	7%	$3,239	$3,007	8%
Fully insured ongoing sales	$151	$204	(26%)	$625	$593	5%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Group disability loss ratio	67.0%	66.3%	0.7	68.7%	69.7%	(1.0)
Group life loss ratio	84.1%	78.6%	5.5	85.4%	88.6%	(3.2)
Total loss ratio	72.1%	70.1%	2.0	73.6%	76.0%	(2.4)
Expense ratio [1]	24.5%	25.2%	(0.7)	24.6%	25.5%	(0.9)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net income margin	7.0%	6.7%	0.3	6.2%	3.1%	3.1
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	0.8%	4.1%	(3.3)	0.2%	2.6%	(2.4)
Integration and other non-recurring M&A costs, before tax	—%	0.1%	(0.1)	0.1%	0.1%	—
Income tax benefit	(0.2%)	(1.0%)	0.8	(0.1%)	(0.6%)	0.5
Core earnings margin	7.6%	9.9%	(2.3)	6.4%	5.2%	1.2

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net income increased in both the three and six months ended June 30, 2023 due to lower net realized losses in the 2023 period and the effect of higher fully insured ongoing premium, including a lower expense ratio, partially offset by a decrease in net investment income. In addition, the three month period was impacted by a higher loss ratio in the 2023 period while the six month period benefitted from a lower loss ratio in the 2023 period.
Insurance operating costs and other expenses were higher for both the three and six month periods primarily due to the effect of premium growth, including higher commissions and staffing costs, and investments in technology, partially offset by incremental expense savings from Hartford Next and lower incentive compensation.
Fully Insured Ongoing Premiums
[1]Other of $90 and $102 for the three months ended June 30, 2022 and 2023 respectively, and $177 and $202 for the six months ended June 30, 2022 and 2023 respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Fully insured ongoing premiums increased in both the three and six month periods in group disability, life and other driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fully insured ongoing sales decreased for the three-month period due to lower large account sales. For the six-month period, sales increased over prior year driven by group life sales.
Ratios
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Total loss ratio increased 2.0 points in the three months ended June 30, 2023 compared to the prior year period reflecting higher group life and group disability loss ratios. The group life loss ratio increased 5.5 points as the second quarter of 2022 benefitted from favorable development of $24, or 4.0 points, related to the prior quarter. Additionally, the life loss ratio was adversely affected by higher severity in the current year as compared to the prior year. The disability loss ratio increased 0.7 points largely due to higher incidence in paid family leave and short-term disability products, partially offset by favorable long-term disability claim incidence and recoveries.
Total loss ratio decreased 2.4 points in the six months ended June 30, 2023 compared to the prior year period reflecting a lower group life and group disability loss ratio. The group life loss ratio decreased 3.2 points driven by a lower level of mortality compared to the prior year period. The group disability loss ratio decreased 1.0 points due to favorable long-term disability claim incidence and recoveries, partially offset by higher incidence in paid family leave and short-term disability products.
Expense ratio decreased in both the three and six month periods driven by the effect of higher earned premiums and incremental expense savings from Hartford Next, partially offset by higher staffing costs and investments in technology.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Fee income and other revenue	$244	$263	(7%)	$485	$550	(12%)
Net investment income	4	1	NM	7	2	NM
Net realized gains (losses)	1	(13)	108%	6	(22)	127%
Total revenues	249	251	(1%)	498	530	(6%)
Operating costs and other expenses	192	207	(7%)	390	436	(11%)
Total benefits, losses and expenses	192	207	(7%)	390	436	(11%)
Income before income taxes	57	44	30%	108	94	15%
Income tax expense [1]	12	10	20%	22	18	22%
Net income	$45	$34	32%	$86	$76	13%
Daily average Hartford Funds AUM	$127,540	$136,841	(7%)	$127,313	$143,449	(11%)
ROA [2]	14.1	9.9	42%	13.5	10.6	27%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains) excluded from core earnings, before tax	(0.3)	3.9	(108%)	(1.0)	3.1	(132%)
Effect of income tax expense (benefit)	—	(0.9)	100%	0.2	(0.6)	133%
ROA, core earnings [2]	13.8	12.9	7%	12.7	13.1	(3%)
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Mutual Fund and ETF AUM - beginning of period	$115,508	$133,985	(14%)	$112,472	$142,632	(21%)
Sales - Mutual Fund	5,065	7,965	(36%)	11,304	17,443	(35%)
Redemptions - Mutual Fund	(6,531)	(9,942)	34%	(14,016)	(19,987)	30%
Net flows - ETF	210	(34)	NM	277	109	154%
Net flows - Mutual Fund and ETF	(1,256)	(2,011)	38%	(2,435)	(2,435)	—%
Change in market value and other	3,855	(16,568)	123%	8,070	(24,791)	133%
Mutual Fund and ETF AUM - end of period	118,107	115,406	2%	118,107	115,406	2%
Third-party life and annuity separate account AUM	11,799	11,992	(2%)	11,799	11,992	(2%)
Hartford Funds AUM - end of period	$129,906	$127,398	2%	$129,906	$127,398	2%
Mutual Fund and ETF AUM by Asset Class

	As of June 30,
	2023	2022	Change
Equity - Mutual Funds	$78,951	$74,891	5%
Fixed Income - Mutual Funds	16,149	17,388	(7)%
Multi-Strategy Investments - Mutual Funds [1]	19,764	20,362	(3)%
Equity - ETF	1,931	1,756	10%
Fixed Income - ETF	1,312	1,009	30%
Mutual Fund and ETF AUM	$118,107	$115,406	2%
[1]Includes balanced, allocation and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net income increased for the three and six month periods primarily driven by net realized gains in 2023 compared to net realized losses in 2022, partially offset by lower fee income net of variable expenses driven by a decrease in daily average assets under management.

Hartford Funds AUM
June 30, 2023 compared to June 30, 2022
Hartford Funds AUM increased primarily due to an increase in market values over the previous twelve months, partly offset by net outflows. Net outflows were $1.3 billion and $2.4 billion in the three and six months ended June 30, 2023, respectively, compared to net outflows of $2.0 billion and $2.4 billion for the three and six months ended June 30, 2022.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Fee income [1]	$11	$13	(15%)	$20	$26	(23%)
Other revenue	—	—	—%	1	1	—%
Net investment income	8	3	167%	18	6	NM
Net realized gains (losses)	11	(30)	137%	17	(46)	137%
Total revenues (losses)	30	(14)	NM	56	(13)	NM
Benefits, losses and loss adjustment expenses [2]	2	2	—%	4	4	—%
Insurance operating costs and other expenses [1]	11	23	(52%)	24	36	(33%)
Interest expense [3]	50	51	(2%)	100	113	(12%)
Restructuring and other costs	3	2	50%	3	7	(57%)
Total benefits, losses and expenses	66	78	(15%)	131	160	(18%)
Loss before income taxes	(36)	(92)	61%	(75)	(173)	57%
Income tax benefit [4]	(10)	(21)	52%	(25)	(43)	42%
Net loss	(26)	(71)	63%	(50)	(130)	62%
Preferred stock dividends	5	5	—%	10	10	—%
Net loss available to common stockholders	$(31)	$(76)	59%	$(60)	$(140)	57%
[1]Includes investment management fees and expenses related to managing third-party business.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net loss available to common stockholders
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net loss available to common stockholders for the three and six months ended June 30, 2023 decreased primarily due to a change from net realized losses in the 2022 periods to net realized gains in the 2023 periods, higher net investment income, a loss on extinguishment of debt in the 2022 periods and lower interest expense, partially offset by lower fee income.
Interest expense
Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Interest expense slightly decreased for the three and six months ended June 30, 2023, largely due to the redemption of $600 in 7.875% junior subordinated debentures in April, 2022.

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
•Disability- Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment, with each loss resulting in short-term or long-term disability payments.
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
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program (“TRIPRA") and other reinsurance programs relating to particular risks or specific lines of business.
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
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2023 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2023. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $38 in per event losses in excess of a $20 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
•Selling investments subject to heightened credit risk;
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
As of June 30, 2023, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For the six months ended June 30, 2023, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
For further information on credit derivatives, see Note 6 - Derivatives of Notes to Condensed Consolidated Financial Statements.
Credit Risk of Business Operations
The Company is subject to credit risk related to the Company's Commercial Lines business that is written with large deductible policies or retrospectively-rated plans (referred to as "loss sensitive business"). The Company’s results of operations could be adversely affected if a significant portion of such contract holders failed to reimburse the Company for the deductible amount or the retrospectively rated policyholders failed to pay additional premiums owed. While the Company attempts to manage the risks discussed above through underwriting, credit analysis, collateral requirements, provision for bad debt, and other oversight mechanisms, the Company’s efforts may not be successful.
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

Fixed Maturities, AFS by Credit Quality
	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,322	$4,790	12.8%	$5,573	$5,025	13.9%
AAA	7,093	6,752	18.0%	6,171	5,824	16.1%
AA	7,175	6,782	18.1%	7,136	6,650	18.4%
A	9,972	9,295	24.8%	9,758	8,968	24.7%
BBB	8,969	8,143	21.7%	8,918	7,973	22.0%
BB & below	1,880	1,735	4.6%	1,977	1,791	4.9%
Total fixed maturities, AFS	$40,411	$37,497	100.0%	$39,533	$36,231	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2022, primarily due to net additions of ABS and corporate bonds and an increase in valuations as a result of tighter credit spreads. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2023						December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,063	$—	$—	$(39)	$2,024	5.4%	$1,538	$—	$—	$(41)	$1,497	4.1%
Other	694	—	1	(34)	661	1.8%	478	—	—	(34)	444	1.3%
CLO	3,046	—	3	(68)	2,981	8.0%	3,040	—	3	(102)	2,941	8.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,236	(12)	14	(132)	1,106	3.0%	1,268	(10)	14	(115)	1,157	3.2%
Bonds	2,208	—	—	(243)	1,965	5.2%	2,263	—	2	(228)	2,037	5.6%
Interest only	163	—	5	(12)	156	0.4%	184	—	5	(15)	174	0.5%
Corporate
Basic industry	982	—	3	(59)	926	2.5%	797	—	1	(64)	734	2.0%
Capital goods	1,385	—	2	(95)	1,292	3.4%	1,380	—	2	(117)	1,265	3.5%
Consumer cyclical	1,125	(2)	2	(80)	1,045	2.8%	1,100	—	—	(97)	1,003	2.8%
Consumer non-cyclical	2,223	—	8	(167)	2,064	5.5%	2,102	—	6	(188)	1,920	5.3%
Energy	1,139	—	3	(85)	1,057	2.8%	1,076	—	3	(92)	987	2.7%
Financial services	5,196	—	7	(401)	4,802	12.8%	4,923	—	8	(441)	4,490	12.4%
Tech./comm.	2,214	(4)	9	(196)	2,023	5.4%	2,312	(2)	9	(249)	2,070	5.7%
Transportation	758	—	1	(72)	687	1.8%	731	—	1	(81)	651	1.8%
Utilities	2,021	—	4	(200)	1,825	4.9%	1,871	—	3	(212)	1,662	4.6%
Other	424	—	—	(49)	375	1.0%	502	—	—	(51)	451	1.2%
Foreign govt./govt. agencies	579	—	—	(40)	539	1.4%	596	—	—	(49)	547	1.5%
Municipal bonds
Taxable	1,059	—	1	(127)	933	2.5%	1,062	—	2	(148)	916	2.5%
Tax-exempt	5,464	—	95	(266)	5,293	14.1%	5,656	—	91	(367)	5,380	14.9%
Residential Mortgage-Backed Securities ("RMBS")
Agency	1,856	—	1	(187)	1,670	4.5%	1,865	—	2	(196)	1,671	4.6%
Non-agency	2,291	—	—	(287)	2,004	5.3%	2,277	—	—	(312)	1,965	5.4%
Sub-prime	55	—	—	—	55	0.1%	72	—	—	—	72	0.2%
U.S. Treasuries	2,230	—	—	(216)	2,014	5.4%	2,440	—	—	(243)	2,197	6.1%
Total fixed maturities, AFS	$40,411	$(18)	$159	$(3,055)	$37,497	100.0%	$39,533	$(12)	$152	$(3,442)	$36,231	100.0%
Fixed maturities, FVO					$320						$333
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared with December 31, 2022, primarily due to net additions of ABS and corporate bonds and an increase in valuations as a result of tighter credit spreads. The Company primarily increased holdings of consumer loans and financial services and basic industry corporate bonds, while primarily decreasing holdings of
U.S. treasuries and tax-exempt municipal bonds.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,232	$1,103	$4	$3	$—	$—	$—	$—	$—	$—	$1,236	$1,106
Bonds	872	799	550	483	413	352	132	108	241	223	2,208	1,965
Interest Only	91	87	64	62	—	—	8	7	—	—	163	156
Total CMBS	2,195	1,989	618	548	413	352	140	115	241	223	3,607	3,227
RMBS
Agency	1,836	1,652	20	18	—	—	—	—	—	—	1,856	1,670
Non-Agency	1,270	1,124	440	390	349	292	217	187	15	11	2,291	2,004
Sub-Prime	2	2	15	15	7	7	9	9	22	22	55	55
Total RMBS	3,108	2,778	475	423	356	299	226	196	37	33	4,202	3,729
Total CMBS & RMBS	$5,303	$4,767	$1,093	$971	$769	$651	$366	$311	$278	$256	$7,809	$6,956

Exposure to CMBS & RMBS Bonds as of December 31, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,264	$1,154	$4	$3	$—	$—	$—	$—	$—	$—	$1,268	$1,157
Bonds	908	840	568	504	424	370	138	116	225	207	2,263	2,037
Interest Only	101	96	74	70	—	—	8	7	1	1	184	174
Total CMBS	2,273	2,090	646	577	424	370	146	123	226	208	3,715	3,368
RMBS
Agency	1,845	1,652	20	19	—	—	—	—	—	—	1,865	1,671
Non-Agency	1,166	1,036	501	428	353	288	236	198	21	15	2,277	1,965
Sub-Prime	3	3	21	21	10	10	9	9	29	29	72	72
Total RMBS	3,014	2,691	542	468	363	298	245	207	50	44	4,214	3,708
Total CMBS & RMBS	$5,287	$4,781	$1,188	$1,045	$787	$668	$391	$330	$276	$252	$7,929	$7,076
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
As of June 30, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.0 billion, with an ACL of $41. As of December 31, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $6.0 billion, with an ACL of $36. The increase in the allowance is primarily attributable to overall weaker projected real estate fundamentals, and to a lesser extent, net additions of new loans.
The Company funded $304 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 6.8% during the six months ended June 30, 2023. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial, multi-family, and retail properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2023, or December 31, 2022.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$898	$886	AA	$863	$838	AA
Pre-refunded [1]	187	191	AAA	235	242	AAA
Revenue
Transportation	1,387	1,331	A+	1,435	1,342	A+
Health Care	1,018	921	A+	1,132	1,012	A+
Leasing [2]	691	647	AA	714	659	AA-
Education	560	541	AA	601	572	AA
Water & Sewer	388	368	AA	411	384	AA
Power	306	297	A	280	268	A
Sales Tax	247	246	AA	304	295	AA
Housing	147	136	AA	73	62	AA-
Other	694	662	A+	670	622	A+
Total Revenue	5,438	5,149	AA-	5,620	5,216	AA-
Total Municipal	$6,523	$6,226	AA-	$6,718	$6,296	AA-
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
As of June 30, 2023, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2022, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 12% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(11)	(2.5%)	$88	23.6%	$(27)	(3.0%)	$139	19.7%
Private equity funds	24	5.8%	63	18.7%	60	7.5%	131	20.5%
Other funds	15	13.7%	5	6.8%	15	6.9%	13	9.0%
Other alternative investments [2]	4	3.6%	2	1.4%	10	4.3%	1	0.4%
Total	$32	2.9%	$158	17.3%	$58	2.7%	$284	16.3%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, and hedge funds.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,862	41.1%	$1,713	41.0%
Private equity funds	1,696	37.5%	1,565	37.5%
Other funds	473	10.4%	413	9.9%
Other alternative investments [1]	496	11.0%	486	11.6%
Total	$4,527	100.0%	$4,177	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity, fixed income, and hedge funds.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $3.1 billion as of June 30, 2023, and have decreased $387 million from December 31, 2022, primarily due to an increase in valuations as a result of tighter credit spreads. As of June 30, 2023, $2.4 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $624 million of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, RMBS, CMBS, and municipal bonds that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	521	$3,861	$—	$(46)	$3,815	200	$786	$—	$(15)	$771
Greater than three to six months	173	1,222	—	(41)	1,181	809	6,175	—	(234)	5,941
Greater than six to nine months	45	109	—	(6)	103	1,024	7,598	—	(561)	7,037
Greater than nine to eleven months	549	4,034	—	(165)	3,869	1,859	12,994	(6)	(1,510)	11,478
Twelve months or more	3,379	26,828	(16)	(2,797)	24,015	1,044	8,218	(6)	(1,122)	7,090
Total	4,667	$36,054	$(16)	$(3,055)	$32,983	4,936	$35,771	$(12)	$(3,442)	$32,317

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	93	$648	$(3)	$(135)	$510	98	$543	$—	$(116)	$427
Greater than three to six months	38	298	—	(70)	228	215	2,021	—	(490)	1,531
Greater than six to nine months	10	48	—	(12)	36	89	791	—	(253)	538
Greater than nine to eleven months	81	733	—	(192)	541	7	34	(2)	(14)	18
Twelve months or more	96	723	(1)	(215)	507	17	5	(1)	(2)	2
Total	318	$2,450	$(4)	$(624)	$1,822	426	$3,394	$(3)	$(875)	$2,516

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2023
For the three and six months ended June 30, 2023, the Company recorded net credit losses of $3 and $8, respectively. The net credit losses were primarily attributable to new expected credit losses of $2 and $6, respectively, related to two below investment grade corporate issuers. For the three and six months ended June 30, 2023, unrealized losses on securities with an ACL recognized in other comprehensive income were $0 and $4, respectively. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
There were no intent-to-sell impairments in the three and six months ended June 30, 2023.
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
ACL on Mortgage Loans
Three and six months ended June 30, 2023
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
For both the three and six months ended June 30, 2023, the Company recorded an increase in the ACL on mortgage loans of $5. The increase in the allowance is primarily attributable to overall weaker projected real estate fundamentals, and to a lesser extent, net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three and six months ended June 30, 2022
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2023:
•Approximately $900 in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of June 30, 2023, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the six months ended June 30, 2023:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $609 of net dividends from the Company's U.S. property and casualty insurance subsidiaries through June 30, 2023;
•Group Benefits - HFSG Holding Company received $258 in dividends from Hartford Life and Accident Insurance Company ("HLA") through June 30, 2023; and
•Hartford Funds - HFSG Holding Company received $60 in dividends from Hartford Funds through June 30, 2023.

Expected liquidity requirements for the next twelve months as of June 30, 2023:
•$194 of interest on debt. See Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$525 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of June 30, 2023:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the six months ended June 30, 2023, the Company repurchased 9.7 million common shares for $700 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of June 30, 2023, the Company has $2.0 billion remaining for equity repurchases under the share repurchase program. During the period July 1, 2023 through July 26, 2023, the Company repurchased approximately 1.4 million common shares for $101.
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

|LIQUIDITY REQUIREMENTS AND SOURCES OF CAPITAL
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of HFSG Holding Company will primarily be met by HFSG Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally its insurance operations. The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2023:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 17, 2023	June 1, 2023	July 5, 2023	$0.425
July 19, 2023	September 1, 2023	October 3, 2023	$0.425
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 17, 2023	August 1, 2023	August 15, 2023	$375.00
July 19, 2023	November 1, 2023	November 15, 2023	$375.00
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
Through the first six months of 2023, HFSG Holding Company received $927 of net dividends from its subsidiaries, including $258 from HLA, $60 from Hartford Funds and $609 from its U.S. P&C subsidiaries, excluding $50 of P&C dividends that were subsequently contributed to P&C subsidiaries and $25 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of June 30, 2023, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
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
As of June 30, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2023, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility"). The Club Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($100 as of June 30, 2023) commitment. As of June 30, 2023, letters of credit with aggregate face amounts of $74 and £79 million ($100), respectively, were outstanding under the Club Facility.
Among other covenants, the Club Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of June 30, 2023, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Club Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2023 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2023. For further discussion of pension and other postretirement benefit obligations, see Note 17 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of June 30, 2023, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
The Company’s insurance operations consist of property and casualty insurance products (collectively referred to as “Property & Casualty Operations”) and Group Benefits products.
The Company's insurance operations hold fixed maturity securities, including a significant short-term investment position (securities with maturities of one year or less at the time of purchase), to meet liquidity needs. Liquidity requirements that are unable to be funded by the Company's insurance operations' short-term investments would be satisfied with current operating funds, including premiums or investing cash flows, which includes proceeds received through the sale of invested assets. A sale of invested assets could result in significant realized losses.
The following tables represent the fixed maturity holdings, including the aforementioned cash and short-term investments available to meet liquidity needs, for each of the Company’s insurance operations.

Property & Casualty Operations
As of June 30, 2023
Fixed maturities	$29,861
Short-term investments	1,694
Cash	128
Less: Derivative collateral	40
Total	$31,643
Property & Casualty operations invested assets also include $483 in equity securities, $4.4 billion in mortgage loans and $3.6 billion in limited partnerships and other alternative investments.

Group Benefits
As of June 30, 2023
Fixed maturities	$7,764
Short-term investments	415
Cash	13
Less: Derivative collateral	11
Total	$8,181
Group Benefits invested assets also include $97 in equity securities, $1.6 billion in mortgage loans and $955 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of June 30, 2023 were $33.0 billion and net of reinsurance were $26.6 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2022 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of June 30, 2023 were $8.9 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2022 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 Reserve for Future Policy Benefits and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $409 as of June 30, 2023 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10, Reserve for Future Policy Benefits and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of June 30, 2023, Hartford Funds cash and short-term investments were $239.
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
|CAPITALIZATION

Capital Structure
	June 30, 2023	December 31, 2022	Change
Long-term debt	$4,360	$4,357	—%
Total debt	4,360	4,357	—%
Common stockholders' equity excluding AOCI, net of tax	17,342	17,183	1%
Preferred stock	334	334	—%
AOCI, net of tax	(3,524)	(3,841)	8%
Total stockholders’ equity	14,152	13,676	3%
Total capitalization	$18,512	$18,033	3%
Debt to stockholders’ equity	31%	32%
Debt to capitalization	24%	24%
Total capitalization increased $479 as of June 30, 2023 compared to December 31, 2022 primarily due to net income in excess of common stockholder dividends in the period and a decrease in net unrealized losses on fixed maturities, AFS, partially offset by share repurchases.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 16 - Changes

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to
Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2022 Form 10-K Annual Report.
|CASH FLOW

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$822	$1,403
Net cash provided by investing activities	$53	$387
Net cash used for financing activities	$(1,004)	$(1,773)
Cash and restricted cash– end of period	$222	$348
Cash provided by operating activities decreased in 2023 as compared to the prior year period primarily driven by an increase in P&C loss and loss adjustment expenses paid, including the $787 million payment to the BSA on April 20, 2023, higher taxes paid, and higher operating expenses, including increased commissions and staffing costs, partially offset by an increase in P&C and Group Benefits premiums received and lower Group Benefits loss and loss adjustment expenses paid.
Cash provided by investing activities decreased in 2023 as a result of a change from net proceeds from to net payments for fixed maturities, a decrease in proceeds from short term investments, and a change from net proceeds from to net payments for derivatives, partially offset by a change from net payments for to net proceeds from equity securities, and a decrease in net payments for mortgage loans.
Cash used for financing activities decreased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, and a decrease in share repurchases in 2023.
Operating cash flows for the six months ended June 30, 2023 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of July 26, 2023
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2023	$12,111	$2,571	$14,682
Statutory income	785	286	1,071
Dividends to parent	(609)	(258)	(867)
Other items	(27)	(40)	(67)
Net change to U.S. statutory capital	149	(12)	137
U.S statutory capital at June 30, 2023	$12,260	$2,559	$14,819
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K.

|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 14 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HHI	Hartford Holdings, Inc.
ABS	Asset Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	LAE	Loss Adjustment Expense
ALAE	Allocated Loss Adjustment Expenses	LCL	Liability for Credit Losses
AOCI	Accumulated Other Comprehensive Income	LIBOR	London Inter-Bank Offered Rate
AUM	Assets Under Management	LTD	Long-Term Disability
BSA	Boy Scouts of America	LTV	Loan-to-Value
CAY	Current Accident Year	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CLO	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CME	Chicago Mercantile Exchange	NM	Not Meaningful
CPRI	Credit and Political Risk Insurance	NOLs	Net Operating Loss Carryforwards or Carrybacks
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income
DEI	Diversity, Equity and Inclusion	OTC	Over-the-Counter
DLR	Disabled Life Reserve	P&C	Property and Casualty
DSCR	Debt Service Coverage Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
ETF	Exchange-Traded Funds	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	ROA	Return on Assets
FHLBB	Federal Home Loan Bank of Boston	ROE	Return on Equity
FVO	Fair Value Option	SEC	Securities and Exchange Commission
GAAP	Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
HFSG	Hartford Financial Services Group, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

|

Part II - Item 1. Legal Proceedings

Item 1.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 14 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended June 30, 2023 are set forth below. During the period from July 1, 2023 to July 26, 2023, the Company repurchased 1.4 million shares for $101.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2023
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
April 1, 2023 - April 30, 2023	1,753,034	$70.39	1,749,966	$2,276
May 1, 2023 - May 31, 2023	2,210,422	$70.32	2,206,495	$2,122
June 1, 2023 - June 30, 2023	1,052,766	$71.49	1,051,930	$2,048
Total	5,016,222	$70.59	5,008,391
[1]Includes 7,831 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $70.45 in employee tax withholding obligations related to net share settlements in the three months ended June 30, 2023.
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

Item 5.
OTHER INFORMATION
During the three months ended June 30, 2023, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

|

Part II - Item 6. Exhibits

Item 6.
EXHIBITS
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2023
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 27, 2023	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)