Form 10-Q
period 2023-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2023-10-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 25, 2023, there were outstanding 300,769,828 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
◦the ongoing effects of COVID-19, including exposure to COVID-19 business interruption property claims, the possibility of a resurgence of COVID-19 related losses in Group Benefits, and the potential for further legislative, regulatory or judicial actions pertaining to insurance underwriting and claims;
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2023, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2023

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2023	2022	2023	2022
	(Unaudited)
Revenues
Earned premiums	$5,310	$4,910	$15,593	$14,371
Fee income	330	328	977	1,031
Net investment income	597	487	1,652	1,537
Net realized losses	(90)	(166)	(161)	(649)
Other revenues	21	21	66	56
Total revenues	6,168	5,580	18,127	16,346
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,543	3,407	10,605	9,601
Amortization of deferred policy acquisition costs ("DAC")	517	464	1,510	1,351
Insurance operating costs and other expenses	1,226	1,206	3,667	3,641
Interest expense	50	50	150	163
Amortization of other intangible assets	18	18	53	53
Restructuring and other costs	1	3	4	10
Total benefits, losses and expenses	5,355	5,148	15,989	14,819
Income before income taxes	813	432	2,138	1,527
Income tax expense	162	92	405	300
Net income	651	340	1,733	1,227
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$645	$334	$1,717	$1,211
Net income available to common stockholders per common share
Basic	$2.12	$1.04	$5.55	$3.70
Diluted	$2.09	$1.02	$5.48	$3.65
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
	(Unaudited)
Net income	$651	$340	$1,733	$1,227
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(671)	(1,180)	(354)	(4,669)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	1	(5)	(2)	(5)
Change in net gain (loss) on cash flow hedging instruments	(4)	39	(13)	63
Change in foreign currency translation adjustments	(1)	(19)	4	(27)
Change in liability for future policy benefits adjustments	15	24	12	96
Change in pension and other postretirement plan adjustments	6	13	16	37
Other comprehensive loss, net of tax	(654)	(1,128)	(337)	(4,505)
Comprehensive income (loss)	$(3)	$(788)	$1,396	$(3,278)
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $41,723 and $39,533, and ACL of $20 and $12)	$37,962	$36,231
Fixed maturities, at fair value using the fair value option ("FVO")	332	333
Equity securities, at fair value	878	1,801
Mortgage loans (net of ACL of $46 and $36)	6,016	6,000
Limited partnerships and other alternative investments	4,664	4,177
Other investments	168	159
Short-term investments	3,300	3,859
Total investments	53,320	52,560
Cash	111	229
Restricted cash	70	115
Premiums receivable and agents' balances (net of ACL of $117 and $109)	5,535	4,949
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $109 and $105)	6,963	6,964
Deferred policy acquisition costs	1,124	998
Deferred income taxes, net	1,486	1,437
Goodwill	1,911	1,911
Property and equipment, net	894	927
Other intangible assets, net	725	778
Other assets	2,377	2,140
Total assets	$74,516	$73,008
Liabilities
Unpaid losses and loss adjustment expenses	$41,686	$41,243
Reserve for future policy benefits	463	502
Other policyholder funds and benefits payable	645	658
Unearned premiums	8,680	7,815
Long-term debt	4,361	4,357
Other liabilities	5,002	4,757
Total liabilities	60,837	59,332
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2023 and December 31, 2022, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 344,960,228 shares issued at September 30, 2023 and December 31, 2022	3	3
Additional paid-in capital	1,869	1,895
Retained earnings	18,382	17,058
Treasury stock, at cost 42,523,441 and 29,848,980 shares	(2,731)	(1,773)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(4,178)	(3,841)
Total stockholders’ equity	13,679	13,676
Total liabilities and stockholders’ equity	$74,516	$73,008
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share and per share data)	2023	2022	2023	2022
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	4	3	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,864	3,264	1,895	3,309
Issuance of shares under incentive and stock compensation plans and other	(14)	(8)	(133)	(130)
Stock-based compensation plans expense	19	21	107	98
Additional Paid-in Capital, end of period	1,869	3,277	1,869	3,277
Retained Earnings
Retained Earnings, beginning of period	17,865	16,394	17,058	15,770
Net income	651	340	1,733	1,227
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(128)	(123)	(393)	(376)
Retained Earnings, end of period	18,382	16,605	18,382	16,605
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,390)	(2,502)	(1,773)	(1,740)
Treasury stock acquired	(354)	(350)	(1,061)	(1,200)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	17	9	156	151
Net shares acquired related to employee incentive and stock compensation plans	(4)	(1)	(53)	(55)
Treasury Stock, at cost, end of period	(2,731)	(2,844)	(2,731)	(2,844)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(3,524)	(3,249)	(3,841)	128
Total other comprehensive loss	(654)	(1,128)	(337)	(4,505)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(4,178)	(4,377)	(4,178)	(4,377)
Total Stockholders’ Equity	$13,679	$12,999	$13,679	$12,999

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	307,071	324,745	315,111	334,926
Treasury stock acquired	(4,825)	(5,353)	(14,552)	(17,390)
Issuance of shares under incentive and stock compensation plans and other	243	154	2,555	2,775
Return of shares under incentive and stock compensation plans to treasury stock	(52)	(28)	(677)	(793)
Common Shares Outstanding, at end of period	302,437	319,518	302,437	319,518
Cash dividends declared per common share	$0.425	$0.385	$1.275	$1.155
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating Activities	(Unaudited)
Net income	$1,733	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	161	649
Amortization of deferred policy acquisition costs	1,510	1,351
Additions to deferred policy acquisition costs	(1,636)	(1,477)
Depreciation and amortization	386	494
Loss on extinguishment of debt	—	9
Other operating activities, net	166	85
Change in assets and liabilities:
Increase in reinsurance recoverables	(10)	(129)
Net change in accrued and deferred income taxes	(73)	(184)
Increase in insurance liabilities	1,278	1,655
Net change in premiums receivable and agents' balances	(630)	(587)
Net change in other assets and other liabilities	(292)	(169)
Net cash provided by operating activities	2,593	2,924
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	4,908	12,418
Fixed maturities, FVO	1	1
Equity securities, at fair value	1,893	435
Mortgage loans	858	864
Limited partnership and other alternative investments	230	190
Payments for the purchase of:
Fixed maturities, AFS	(6,920)	(12,480)
Fixed maturities, FVO	—	(216)
Equity securities, at fair value	(951)	(580)
Mortgage loans	(883)	(1,419)
Limited partnership and other alternative investments	(747)	(875)
Net proceeds from (payments for) derivatives	(133)	94
Net additions of property and equipment	(151)	(122)
Net proceeds from short-term investments	640	970
Other investing activities, net	(11)	15
Net cash used for investing activities	(1,266)	(705)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	75	67
Withdrawals and other deductions from investment and universal life-type contracts	(78)	(87)
Repayment of debt	—	(600)
Net return of shares under incentive and stock compensation plans	(25)	(34)
Treasury stock acquired	(1,050)	(1,200)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(399)	(383)
Net cash used for financing activities	(1,493)	(2,253)
Foreign exchange rate effect on cash	3	(18)
Net decrease in cash and restricted cash	(163)	(52)
Cash and restricted cash – beginning of period	344	337
Cash and restricted cash– end of period	$181	$285
Supplemental Disclosure of Cash Flow Information
Income tax paid	$482	$454
Interest paid	$155	$172
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
The most significant estimates include those used in determining property and casualty and group long-term disability
("LTD") insurance product reserves, net of reinsurance; evaluation of goodwill for impairment; valuation of investments and derivative instruments; and contingencies relating to corporate litigation and regulatory matters.
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
The new guidance also requires that underlying cash flow assumptions (i.e., mortality, lapse and expense) in the reserve for future policy benefits be based on best estimate assumptions. The adjustments to the reserve for future policy benefits at adoption resulted in establishing a deferred profit liability on limited pay contracts of $18 representing the estimated profits based on best estimate cash flow assumptions.
The effect of adopting this guidance on the Company’s reserve for future policy benefits was as follows:

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of Adoption on Reserve for Future Policy Benefits
	Payout Annuities	Life Conversions	Paid-up Life	Deferred Profit Liability	Other	Total
Reserve for Future Policy Benefits as of December 31, 2020	$189	$94	$267	$—	$88	$638
Adjustments:
Removal of shadow reserve [1]	(26)	—	—	—	—	(26)
Update cash flow assumptions and establish deferred profit liability	(16)	—	(2)	18	—	—
Effect of measurement at current single-A rate [1]	59	21	29	—	2	111
Total Adjustments	17	21	27	18	2	85
Reserve for Future Policy Benefits as of January 1, 2021	206	115	294	18	90	723
Change in reserves due to changes in the single-A rate	(11)	(7)	(15)	—	—	(33)
Other changes in reserves	(7)	(14)	(17)	2	(8)	(44)
Reserve for Future Policy Benefits as of December 31, 2021	$188	$94	$262	$20	$82	$646
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
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 was as follows:

Impact of Adoption on Condensed Consolidated Balance Sheets
	As of December 31, 2022			As of December 31, 2021			As of January 1, 2021
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported	Balance prior to adoption	Effect of change	As currently reported
Reinsurance recoverables	$6,966	$(2)	$6,964	$6,523	$1	$6,524	$6,011	$2	$6,013
Deferred income taxes, net	$1,449	$(12)	$1,437	$270	$11	$281	$46	$18	$64
Reserve for future policy benefits	$561	$(59)	$502	$596	$50	$646	$638	$85	$723
Retained earnings	$17,048	$10	$17,058	$15,764	$6	$15,770	$13,918	$—	$13,918
AOCI	$(3,876)	$35	$(3,841)	$172	$(44)	$128	$1,170	$(65)	$1,105
Total stockholders' equity	$13,631	$45	$13,676	$17,843	$(38)	$17,805	$18,556	$(65)	$18,491

Impact of Adoption on Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Benefits, losses and loss adjustment expenses	$3,408	$(1)	$3,407	$9,602	$(1)	$9,601
Income before income taxes	$431	$1	$432	$1,526	$1	$1,527
Income tax expense	$92	$—	$92	$300	$—	$300
Net income	$339	$1	$340	$1,226	$1	$1,227
Net income available to common stockholders	$333	$1	$334	$1,210	$1	$1,211
Net income available to common stockholders per common share
Basic	$1.03	$0.01	$1.04	$3.70	$—	$3.70
Diluted	$1.02	$—	$1.02	$3.65	$—	$3.65

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of Adoption on Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Change in net unrealized gain (loss) on fixed maturities, AFS	$(1,180)	$—	$(1,180)	$(4,654)	$(15)	$(4,669)
Change in liability for future policy benefits adjustments	$—	$24	$24	$—	$96	$96
Other comprehensive loss, net of tax	$(1,152)	$24	$(1,128)	$(4,586)	$81	$(4,505)
Comprehensive loss	$(813)	$25	$(788)	$(3,360)	$82	$(3,278)
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
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for the three and nine months ended September 30, 2023 and 2022, and is presented in benefits losses and loss adjustments expense in the Condensed Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions discounted at the discount rate used immediately prior to transition are recognized on a catch-up basis in the Condensed Consolidated Statement of Operations.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2023	2022	2023	2022
Earnings
Net income	$651	$340	$1,733	$1,227
Less: Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$645	$334	$1,717	$1,211
Shares
Weighted average common shares outstanding, basic	304.6	322.1	309.3	327.3
Dilutive effect of stock-based awards under compensation plans	4.4	4.2	4.3	4.5
Weighted average common shares outstanding and dilutive potential common shares	309.0	326.3	313.6	331.8
Net income available to common stockholders per common share
Basic	$2.12	$1.04	$5.55	$3.70
Diluted	$2.09	$1.02	$5.48	$3.65
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial Lines	$519	$286	$1,398	$1,058
Personal Lines	(12)	(36)	(73)	47
Property & Casualty Other Operations	9	6	24	(6)
Group Benefits	146	86	359	184
Hartford Funds	41	41	127	117
Corporate	(52)	(43)	(102)	(173)
Net income	651	340	1,733	1,227
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$645	$334	$1,717	$1,211

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$919	$892	$2,741	$2,596
Liability	522	471	1,510	1,348
Marine	67	60	192	175
Package business	534	473	1,532	1,357
Property	250	218	722	620
Professional liability	198	189	582	549
Bond	82	77	239	226
Assumed reinsurance	156	119	437	337
Automobile	234	214	679	625
Total Commercial Lines	2,962	2,713	8,634	7,833
Personal Lines
Automobile	546	522	1,589	1,523
Homeowners	245	235	716	695
Total Personal Lines [1]	791	757	2,305	2,218
Group Benefits
Group disability	884	823	2,628	2,457
Group life	643	593	1,936	1,789
Other	102	88	304	265
Total Group Benefits	1,629	1,504	4,868	4,511
Hartford Funds
Mutual fund and ETF	229	234	678	742
Third-party life and annuity separate accounts	19	19	55	61
Total Hartford Funds	248	253	733	803
Corporate	10	11	30	37
Total earned premiums and fee income	5,640	5,238	16,570	15,402
Net investment income	597	487	1,652	1,537
Net realized losses	(90)	(166)	(161)	(649)
Other revenues	21	21	66	56
Total revenues	$6,168	$5,580	$18,127	$16,346
[1]For the three months ended September 30, 2023 and 2022, AARP members accounted for earned premiums of $731 and $695, respectively. For the nine months ended September 30, 2023 and 2022, AARP members accounted for earned premiums of $2.1 billion and $2.0 billion, respectively.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2023	2022	2023	2022
Commercial Lines
Installment billing fees	Fee income	$11	$10	$31	$29
Personal Lines
Installment billing fees	Fee income	7	8	22	23
Insurance servicing revenues	Other revenues	21	20	64	56
Group Benefits
Administrative services	Fee income	54	46	161	139
Hartford Funds
Advisory, servicing and distribution fees	Fee income	248	253	733	803
Corporate
Investment management and other fees	Fee income	10	11	30	37
Other	Other revenues	—	—	1	1
Total non-insurance revenues with customers		$351	$348	$1,042	$1,088
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$3,130	$—	$3,084	$46
Collateralized loan obligations ("CLO")	3,043	—	2,946	97
Commercial mortgage-backed securities ("CMBS")	3,124	—	2,898	226
Corporate	16,651	—	14,996	1,655
Foreign government/government agencies	567	—	567	—
Municipal	5,686	—	5,686	—
Residential mortgage-backed securities ("RMBS")	3,827	—	3,763	64
U.S. Treasuries	1,934	49	1,885	—
Total fixed maturities, AFS	37,962	49	35,825	2,088
Fixed maturities, FVO	332	—	159	173
Equity securities, at fair value	878	356	464	58
Derivative assets
Credit derivatives	(58)	—	(58)	—
Foreign exchange derivatives	9	—	9	—
Interest rate derivatives	4	—	4	—
Total derivative assets [1]	(45)	—	(45)	—
Short-term investments	3,300	1,187	1,928	185
Total assets accounted for at fair value on a recurring basis	$42,427	$1,592	$38,331	$2,504
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(1)	$—	$(1)	$—
Foreign exchange derivatives	31	—	31	—
Total derivative liabilities [2]	30	—	30	—
Total liabilities accounted for at fair value on a recurring basis	$30	$—	$30	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,941	$—	$1,911	$30
CLO	2,941	—	2,826	115
CMBS	3,368	—	3,146	222
Corporate	15,233	—	13,644	1,589
Foreign government/government agencies	547	—	547	—
Municipal	6,296	—	6,296	—
RMBS	3,708	—	3,613	95
U.S. Treasuries	2,197	—	2,197	—
Total fixed maturities, AFS	36,231	—	34,180	2,051
Fixed maturities, FVO	333	—	155	178
Equity securities, at fair value	1,801	1,261	479	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	32	—	32	—
Total derivative assets [1]	34	—	34	—
Short-term investments	3,859	1,429	2,237	193
Total assets accounted for at fair value on a recurring basis	$42,258	$2,690	$37,085	$2,483
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	21	—	21	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	13	—	13	—
Total liabilities accounted for at fair value on a recurring basis	$13	$—	$13	$—
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
The Company has overseas deposits included in other investments of $65 and $62 as of September 30, 2023 and December 31, 2022, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2023
CLO [3]	$82	Discounted cash flows	Spread	286 bps	288 bps	287 bps	Decrease
CMBS [3]	$224	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	368 bps	1,904 bps	513 bps	Decrease
Corporate [4]	$1,610	Discounted cash flows	Spread	20 bps	878 bps	352 bps	Decrease
RMBS [3]	$43	Discounted cash flows	Spread [6]	45 bps	267 bps	132 bps	Decrease
			Constant prepayment rate [6]	1%	7%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10%	76%	41%	Decrease
Short-term investments [3]	$152	Discounted cash flows	Spread	244 bps	526 bps	248 bps	Decrease

As of December 31, 2022
CLO	$115	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$219	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	419 bps	1,307 bps	527 bps	Decrease
Corporate [4]	$1,541	Discounted cash flows	Spread	77 bps	642 bps	360 bps	Decrease
RMBS [3]	$65	Discounted cash flows	Spread [6]	62 bps	249 bps	160 bps	Decrease
			Constant prepayment rate [6]	1%	10%	7%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	38%	Decrease
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
As of September 30, 2023 and December 31, 2022, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2023, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2023
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$46	$—	$—	$—	$—	$46
CLO	85	—	—	15	(3)	—	—	—	97
CMBS	238	—	1	—	(14)	—	1	—	226
Corporate	1,622	(4)	(24)	113	(69)	(1)	19	(1)	1,655
RMBS	69	—	—	21	(7)	—	—	(19)	64
Total fixed maturities, AFS	2,014	(4)	(23)	195	(93)	(1)	20	(20)	2,088
Fixed maturities, FVO	163	13	—	—	(3)	—	—	—	173
Equity securities, at fair value	59	—	—	—	(1)	—	—	—	58
Short-term investments	186	—	—	2	(3)	—	—	—	185
Total Assets	$2,422	$9	$(23)	$197	$(100)	$(1)	$20	$(20)	$2,504

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2023
Assets
Fixed Maturities, AFS
ABS	$30	$—	$—	$82	$—	$—	$—	$(66)	$46
CLO	115	—	—	55	(33)	—	—	(40)	97
CMBS	222	(2)	3	6	(15)	(5)	17	—	226
Corporate	1,589	(5)	4	230	(150)	(10)	50	(53)	1,655
RMBS	95	—	—	40	(22)	—	—	(49)	64
Total Fixed Maturities, AFS	2,051	(7)	7	413	(220)	(15)	67	(208)	2,088
Fixed maturities, FVO	178	—	—	—	(5)	—	—	—	173
Equity Securities, at fair value	61	(2)	—	1	(2)	—	—	—	58
Short-term investments	193	—	—	6	(14)	—	—	—	185
Total Assets	$2,483	$(9)	$7	$420	$(241)	$(15)	$67	$(208)	$2,504

|

Table of Contents	Note 4 - Fair Value Measurements
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Changes in Unrealized Gains (Losses) included in Net Income [1] [2]		Changes in Unrealized Gains (Losses) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed Maturities, AFS
CLO	$—	$—	$—	$—	$—	$—	$1	$(2)
CMBS	—	—	—	(1)	—	—	2	(16)
Corporate	(4)	(1)	(24)	(52)	(6)	(2)	2	(207)
Foreign Govt./Govt. Agencies	—	1	—	—	—	—	—	(1)
RMBS	—	—	—	(3)	—	—	—	(12)
Total Fixed Maturities, AFS	(4)	—	(24)	(56)	(6)	(2)	5	(238)
Fixed maturities, FVO	13	(4)	—	—	—	(15)	—	—
Equity Securities, at fair value	—	1	—	—	(1)	2	—	—
Total Assets	$9	$(3)	$(24)	$(56)	$(7)	$(15)	$5	$(238)
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
As of September 30, 2023 and December 31, 2022, the fair value of assets using the fair value option was $332 and $333, respectively, of which $173 and $178, respectively, were residual interests of securitizations.
For the three and nine months ended September 30, 2023, realized gains related to the change in fair value of assets using the fair value option were $16 and $5, respectively. For the three and nine months ended September 30, 2022, realized losses related to the change in fair value of assets using the fair value option were $3 and $26, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2023			December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,016	$5,309	Level 3	$6,000	$5,362
Liabilities
Other policyholder funds and benefits payable	Level 3	$645	$645	Level 3	$658	$658
Senior notes [2]	Level 2	$3,862	$3,193	Level 2	$3,858	$3,339
Junior subordinated debentures [2]	Level 2	$499	$425	Level 2	$499	$419
[1]As of September 30, 2023 and December 31, 2022, the carrying amount of mortgage loans is net of ACL of $46 and $36, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2023	2022	2023	2022
Gross gains on sales of fixed maturities	$6	$16	$26	$54
Gross losses on sales of fixed maturities	(27)	(81)	(87)	(256)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	1	(9)	75	36
Change in net unrealized gains (losses) of equity securities	(14)	(72)	(43)	(486)
Net realized and unrealized gains (losses) on equity securities	(13)	(81)	32	(450)
Net credit losses on fixed maturities, AFS	(5)	(3)	(13)	(15)
Change in ACL on mortgage loans	(5)	—	(10)	(7)
Intent-to-sell impairments	—	(2)	—	(5)
Other, net [2]	(46)	(15)	(109)	30
Net realized gains (losses)	$(90)	$(166)	$(161)	$(649)
[1]The change in net unrealized gains (losses) on equity securities still held as of September 30, 2023 and included in net realized gains (losses) were $(14) and $(5) for the three and nine months ended September 30, 2023, respectively. The change in net unrealized gains (losses) on equity securities still held as of September 30, 2022 and included in net realized gains (losses) were $(84) and $(439) for the three and nine months ended September 30, 2022, respectively.
[2]For the three and nine months ended September 30, 2023 includes gains (losses) from transactional foreign currency revaluation of $13 and $(3), respectively, and gains (losses) on non-qualifying derivatives of $(74) and $(108), respectively. For the three and nine months ended September 30, 2022 includes gains (losses) from transactional foreign currency revaluation of $16 and $37, respectively, and gains (losses) on non-qualifying derivatives of $(19) and $42, respectively.

Proceeds from the sales of fixed maturities, AFS totaled $0.8 billion and $2.8 billion for the three and nine months ended September 30, 2023, respectively, and $1.5 billion and $9.6 billion for the three and nine months ended September 30, 2022, respectively.
Accrued Interest Receivable on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2023 and December 31, 2022, the Company reported accrued interest receivable related to fixed maturities, AFS of $369 and $338, respectively, and accrued interest receivable related to mortgage loans of $19 and $18, respectively. These amounts are recorded in other assets on the Condensed Consolidated Balance Sheets and are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued interest receivable balance when estimating the ACL. The Company has a policy to write-off accrued interest receivable balances that are more than 90 days past due. Write-offs of accrued interest receivable are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,
	2023			2022
(Before tax)	Corporate	CMBS	Total	Corporate	Foreign govt./govt. agencies	CMBS	Total
Balance as of beginning of period	$6	$12	$18	$8	$4	$1	$13
Credit losses on fixed maturities where an allowance was not previously recorded	3	—	3	—	—	6	6
Reduction due to sales	(3)	—	(3)	—	(1)	—	(1)
Reduction due to intent to sell	—	—	—	—	(3)	—	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	2	—	2	—	—	—	—
Balance as of end of period	$8	$12	$20	$8	$—	$7	$15

ACL on Fixed Maturities, AFS by Type
	Nine Months Ended September 30,
	2023			2022
(Before tax)	Corporate	CMBS	Total	Corporate	Foreign govt./govt. agencies	CMBS	Total
Balance as of beginning of period	$2	$10	$12	$1	$—	$—	$1
Credit losses on fixed maturities where an allowance was not previously recorded	9	—	9	8	3	7	18
Reduction due to sales	(5)	—	(5)	—	(1)	—	(1)
Reduction due to intent to sell	—	—	—	—	(3)	—	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	2	2	4	(1)	1	—	—
Balance as of end of period	$8	$12	$20	$8	$—	$7	$15

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2023					December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,216	$—	$—	$(86)	$3,130	$2,016	$—	$—	$(75)	$1,941
CLO	3,066	—	3	(26)	3,043	3,040	—	3	(102)	2,941
CMBS	3,548	(12)	19	(431)	3,124	3,715	(10)	21	(358)	3,368
Corporate	18,377	(8)	13	(1,731)	16,651	16,794	(2)	33	(1,592)	15,233
Foreign govt./govt. agencies	614	—	—	(47)	567	596	—	—	(49)	547
Municipal	6,292	—	39	(645)	5,686	6,718	—	93	(515)	6,296
RMBS	4,403	—	—	(576)	3,827	4,214	—	2	(508)	3,708
U.S. Treasuries	2,207	—	—	(273)	1,934	2,440	—	—	(243)	2,197
Total fixed maturities, AFS	$41,723	$(20)	$74	$(3,815)	$37,962	$39,533	$(12)	$152	$(3,442)	$36,231

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,508	$1,477	$1,417	$1,396
Over one year through five years	9,544	9,022	8,340	7,930
Over five years through ten years	7,024	6,237	7,259	6,485
Over ten years	9,414	8,102	9,532	8,462
Subtotal	27,490	24,838	26,548	24,273
Mortgage-backed and asset-backed securities	14,233	13,124	12,985	11,958
Total fixed maturities, AFS	$41,723	$37,962	$39,533	$36,231
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2023 or December 31, 2022 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,683	$(27)	$1,211	$(59)	$2,894	$(86)
CLO	115	(1)	2,597	(25)	2,712	(26)
CMBS	192	(12)	2,845	(419)	3,037	(431)
Corporate	4,473	(146)	11,098	(1,585)	15,571	(1,731)
Foreign govt./govt. agencies	110	(3)	413	(44)	523	(47)
Municipal	1,614	(74)	3,076	(571)	4,690	(645)
RMBS	644	(20)	3,123	(556)	3,767	(576)
U.S. Treasuries	349	(23)	1,578	(250)	1,927	(273)
Total fixed maturities, AFS in an unrealized loss position	$9,180	$(306)	$25,941	$(3,509)	$35,121	$(3,815)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,577	$(50)	$281	$(25)	$1,858	$(75)
CLO	1,490	(48)	1,378	(54)	2,868	(102)
CMBS	2,560	(270)	521	(88)	3,081	(358)
Corporate	11,157	(1,071)	2,575	(521)	13,732	(1,592)
Foreign govt./govt. agencies	308	(26)	224	(23)	532	(49)
Municipal	4,270	(461)	228	(54)	4,498	(515)
RMBS	2,311	(249)	1,250	(259)	3,561	(508)
U.S. Treasuries	1,554	(145)	633	(98)	2,187	(243)
Total fixed maturities, AFS in an unrealized loss position	$25,227	$(2,320)	$7,090	$(1,122)	$32,317	$(3,442)
As of September 30, 2023, fixed maturities, AFS in an unrealized loss position consisted of 5,020 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of September 30, 2023, 88% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2023, was primarily due to a decrease in valuations as a result of higher interest rates.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, municipal bonds, RMBS, and CMBS which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of September 30, 2023, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of September 30, 2023 or December 31, 2022. For the three and nine months ended September 30, 2023 and 2022, respectively, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ACL as of beginning of period	$41	$36	$36	$29
Current period provision (release)	5	—	10	7
ACL as of September 30,	$46	$36	$46	$36
The increase in the allowance for the 2023 period is primarily attributable to revised economic scenarios, lower property valuations, and overall weaker real estate fundamentals.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 53% as of September 30, 2023, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$53	1.90x	$53	1.90x
65% - 80%	—	—x	24	2.37x	177	2.46x	89	3.45x	99	2.01x	224	1.31x	613	2.10x
Less than 65%	260	1.59x	889	2.65x	1,445	2.82x	554	3.02x	680	2.89x	1,568	2.59x	5,396	2.70x
Total mortgage loans	$260	1.59x	$913	2.64x	$1,622	2.78x	$643	3.08x	$779	2.78x	$1,845	2.42x	$6,062	2.63x
[1] Amortized cost of mortgage loans excludes ACL of $46.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$23	1.40x	$23	1.40x
65% - 80%	16	2.02x	59	2.61x	43	2.78x	100	1.95x	108	1.11x	117	1.91x	443	1.91x
Less than 65%	839	2.43x	1,475	2.79x	663	3.02x	680	2.77x	437	2.21x	1,476	2.54x	5,570	2.65x
Total mortgage loans	$855	2.42x	$1,534	2.78x	$706	3.01x	$780	2.66x	$545	1.99x	$1,616	2.48x	$6,036	2.59x
[1] Amortized cost of mortgage loans excludes ACL of $36.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans by Region
	September 30, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$345	5.7%	$317	5.3%
Middle Atlantic	231	3.8%	316	5.2%
Mountain	723	11.9%	707	11.7%
New England	352	5.8%	395	6.5%
Pacific	1,330	21.9%	1,299	21.5%
South Atlantic	1,769	29.2%	1,670	27.7%
West North Central	119	2.0%	105	1.7%
West South Central	434	7.2%	421	7.0%
Other [1]	759	12.5%	806	13.4%
Total mortgage loans	6,062	100.0%	6,036	100.0%
ACL	(46)		(36)
Total mortgage loans, net of ACL	$6,016		$6,000
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,351	38.8%	$2,217	36.7%
Multifamily	2,191	36.1%	2,247	37.2%
Office	581	9.6%	585	9.7%
Retail [1]	939	15.5%	947	15.7%
Other	—	—%	40	0.7%
Total mortgage loans	6,062	100.0%	6,036	100.0%
ACL	(46)		(36)
Total mortgage loans, net of ACL	$6,016		$6,000
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2023 and December 31, 2022, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2023, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.5 billion, of which $4.5 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2022, the Company serviced mortgage loans with a total outstanding principal balance of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2023 and December 31, 2022, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2023 and December 31, 2022, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2023 and December 31, 2022 was limited to the total carrying value of $2.8 billion and $2.6 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of September 30, 2023 and December 31, 2022, the Company has outstanding commitments totaling $1.8 billion for both periods, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For

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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2023 and December 31, 2022, the Company reported $32 and $41, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of September 30, 2023 and December 31, 2022, the Company pledged collateral of $6 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,180	$2,189
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	819	718
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	20	8
Fixed maturities in Lloyd's trust account	154	161
Other investments	65	62
Total Other Restricted Investments	$3,238	$3,138
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2023 and December 31, 2022, the notional amount of interest rate swaps in offsetting relationships was $6.6 billion for both periods.
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2023	Dec. 31, 2022	Sep 30, 2023	Dec. 31, 2022	Sep 30, 2023	Dec. 31, 2022	Sep 30, 2023	Dec. 31, 2022
Cash flow hedges
Interest rate swaps	$3,200	$2,155	$—	$—	$1	$—	$(1)	$—
Foreign currency swaps	603	568	40	53	48	57	(8)	(4)
Total cash flow hedges	3,803	2,723	40	53	49	57	(9)	(4)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	8,142	7,245	4	(6)	5	2	(1)	(8)
Foreign exchange contracts
Foreign currency swaps and forwards	604	569	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	4,411	11	(59)	—	—	—	(59)	—
Credit derivatives in offsetting positions	206	207	—	—	3	3	(3)	(3)
Total non-qualifying strategies	13,363	8,032	(55)	(6)	8	5	(63)	(11)
Total cash flow hedges and non-qualifying strategies	$17,166	$10,755	$(15)	$47	$57	$62	$(72)	$(15)
Balance Sheet Location
Fixed maturities, available-for-sale	$604	$569	$—	$—	$—	$—	$—	$—
Other investments	15,052	9,108	(45)	34	15	38	(60)	(4)
Other liabilities	1,510	1,078	30	13	42	24	(12)	(11)
Total derivatives	$17,166	$10,755	$(15)	$47	$57	$62	$(72)	$(15)
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2023
Other investments	$57	$53	$(45)	$49	$—	$4
Other liabilities	$(72)	$(70)	$30	$(32)	$(1)	$(1)

As of December 31, 2022
Other investments	$62	$60	$34	$(32)	$—	$2
Other liabilities	$(15)	$(7)	$13	$(21)	$(7)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$(8)	$8	$(12)	$2
Foreign currency swaps	3	43	(7)	93
Total	$(5)	$51	$(19)	$95

Gains (Losses) Reclassified from AOCI into Income
	Three months ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(5)	$4	$(1)	$—	$(20)	$11	$13	$(4)
Foreign currency swaps	2	—	3	—	7	—	7	—
Total	$(3)	$4	$2	$—	$(13)	$11	$20	$(4)

Total amounts presented on the Condensed Consolidated Statement of Operations	$597	$50	$487	$50	$1,652	$150	$1,537	$163
As of September 30, 2023, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $2. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and nine months ended September 30, 2023 and 2022, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange contracts
Foreign currency forwards	$—	$—	$—	$5
Interest rate contracts
Interest rate swaps, swaptions, and futures	(71)	(17)	(53)	20
Credit contracts
Credit derivatives that purchase credit protection	(3)	—	(55)	5
Equity contracts
Equity options	—	(2)	—	(2)
Commodity contracts
Commodity options	—	—	—	14
Total [1]	$(74)	$(19)	$(108)	$42
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
As of September 30, 2023
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
.
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2023 and December 31, 2022, the Company has pledged cash collateral associated with derivative instruments of $63 and less than $1, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2023 and December 31, 2022, the Company pledged securities collateral associated with derivative instruments with a fair value of $2 and $8, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2023 and December 31, 2022, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 for both periods, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $217 and $57, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2023 and December 31, 2022, the Company accepted cash collateral associated with derivative instruments of $46 and $56, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2023 and December 31, 2022, with a fair value of $0 and $1, respectively, which the Company has the right to repledge or sell. As of September 30, 2023 and December 31, 2022, the Company had no repledged securities. In addition, as of September 30, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of September 30, 2023	As of December 31, 2022
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,281	$4,698
Receivables for loss sensitive business, by credit quality:
AA	101	106
A	43	38
BBB	127	119
BB	60	56
Below BB	40	41
Total receivables for loss sensitive business	371	360

Total Premiums Receivable and Agents' Balances, Gross	5,652	5,058
ACL	(117)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,535	$4,949
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
The increase in the ACL in the nine months ended September 30, 2023 reflected the provision required on increased premiums written in the quarter and recoveries, partially offset by write-offs.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2023			September 30, 2022
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$94	$25	$119	$84	$23	$107
Current period provision (release)	11	1	12	12	1	13
Current period write-offs	(14)	(1)	(15)	(13)	(1)	(14)
Current period recoveries	1	—	1	2	—	2
Ending ACL	$92	$25	$117	$85	$23	$108

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2023			September 30, 2022
	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Premiums Receivable and Agents' Balances, Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$85	$24	$109	$83	$22	$105
Current period provision (release)	42	2	44	35	2	37
Current period write-offs	(41)	(1)	(42)	(41)	(1)	(42)
Current period recoveries	6	—	6	8	—	8
Ending ACL	$92	$25	$117	$85	$23	$108
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

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2023				As of December 31, 2022
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,196	$—	$—	$2,196	$2,094	$—	$—	$2,094
A+	2,112	238	247	2,597	2,169	239	259	2,667
A	844	—	—	844	763	1	—	764
A-	69	6	—	75	79	6	—	85
B++	596	—	2	598	616	—	2	618
Below B++	—	—	—	—	20	—	—	20
Total Rated by A.M. Best	5,817	244	249	6,310	5,741	246	261	6,248
Mandatory (Assigned) and Voluntary Risk Pools	207	—	—	207	218	—	—	218
Captives	307	—	—	307	319	—	—	319
Other not rated companies	242	6	—	248	279	5	—	284
Gross Reinsurance Recoverables	6,573	250	249	7,072	6,557	251	261	7,069
Allowance for uncollectible reinsurance	(106)	(1)	(2)	(109)	(102)	(1)	(2)	(105)
Net Reinsurance Recoverables	$6,467	$249	$247	$6,963	$6,455	$250	$259	$6,964
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

Allowance for Uncollectible Reinsurance for the Three and Nine Months Ended
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
P&C beginning allowance for uncollectible reinsurance	$107	$102	$102	$96
Beginning allowance for disputed amounts	62	61	60	54
P&C beginning ACL	45	41	42	42
Current period provision (release)	1	1	4	—
P&C ending ACL	46	42	46	42
Ending allowance for disputed amounts	60	60	60	60
P&C ending allowance for uncollectible reinsurance	106	102	106	102
Group Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$109	$105	$109	$105

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,083	$31,449
Reinsurance and other recoverables	6,465	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,618	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,151	6,361
Prior accident year development	(82)	(147)
Total provision for unpaid losses and loss adjustment expenses	7,069	6,214
Payments
Current accident year	(1,829)	(1,571)
Prior accident years	(4,873)	(3,671)
Total payments	(6,702)	(5,242)
Foreign currency adjustment	3	(55)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,988	26,285
Reinsurance and other recoverables	6,465	6,205
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,453	$32,490

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2023	2022
Workers’ compensation	$(174)	$(143)
Workers’ compensation discount accretion	32	27
General liability	39	33
Marine	(1)	2
Package business	(18)	(35)
Commercial property	2	(17)
Professional liability	(3)	(9)
Bond	12	(4)
Assumed reinsurance	19	12
Automobile liability - Commercial Lines	6	23
Automobile liability - Personal Lines	—	(14)
Homeowners	1	(2)
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(44)	(32)
Uncollectible reinsurance	13	3
Other reserve re-estimates, net	34	9
Total prior accident year development	$(82)	$(147)
Re-estimates of prior accident year reserves for the nine months ended September 30, 2023
Workers’ compensation reserves were decreased within the 2014 to 2019 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year reflects a $38 reduction of COVID-19 related reserves.
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
Package business reserves decreased primarily due to lower than previously estimated property severity for accident year 2019 and 2021. Package liability is flat overall with reserve increases related to higher severity across multiple accident years offset by improvement in accident year 2020 due to favorable claim count emergence.
Commercial property reserves were flat primarily due to unfavorable development for accident year 2022 in middle & large commercial, offset by favorable development in global specialty.
Professional liability reserves decreased modestly due to favorable development on directors' and officers' claims for the 2019 to 2021 accident years partially offset by deterioration on errors and omissions claims primarily for the 2018 accident year.
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
Re-estimates of prior accident year reserves for the nine months ended September 30, 2022
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, driven by lower than previously estimated claim severity, and, to a lesser extent, a $14 reduction of COVID-19 related claims from 2020.
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
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,160	$8,210
Reinsurance recoverables	245	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,915	7,965
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,899	3,665
Prior year's discount accretion	149	156
Prior incurral year development [1]	(403)	(323)
Total provision for unpaid losses and loss adjustment expenses [2]	3,645	3,498
Payments
Current incurral year	(1,772)	(1,703)
Prior incurral years	(1,798)	(1,900)
Total payments	(3,570)	(3,603)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,990	7,860
Reinsurance recoverables	243	251
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,233	$8,111
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $136 and $138 for the nine months ended September 30, 2023 and 2022, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2023
Group disability- Prior period reserve estimates decreased by approximately $369 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.

Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $25 largely driven by continued low incidence in group life premium waiver.
Supplemental accident and health- Prior period reserve estimates decreased by approximately $9 driven by lower than previously expected claim incidence.

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
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the nine months ended September 30,
	2023			2022
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$47			$58
Balance, ending of the period		$46			$47

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$140	$112	$192	$188	$152	$262
Beginning adjustment for changes in single-A rate	4	(14)	(39)	47	19	14
Beginning balance at original discount rate	136	126	231	141	133	248
Effect of changes in cash flow assumptions	(2)	1	—	—	—	—
Effect of actual variances from expected experience	1	4	(1)	—	5	—
Adjusted beginning balance	135	131	230	141	138	248
Interest accrual and other	5	14	7	6	13	5
Benefit Payments	(9)	(20)	(17)	(9)	(21)	(19)
Ending balance at original discount rate	131	125	220	138	130	234
Ending adjustment for changes in single-A rate	(3)	(20)	(44)	1	(16)	(41)
Ending balance at single-A rate	$128	$105	$176	$139	$114	$193

Net reserve for future policy benefits	$128	$59	$176	$139	$67	$193
Weighted-average duration of the reserve for future policy benefits (years)	9.0	11.4	6.1	9.2	12.0	6.4

Net Reserve for Future Policy Benefits
	As of September 30,
	2023	2022
Payout Annuities	$128	$139
Life Conversions	59	67
Paid-up Life	176	193
Deferred Profit Liability	20	19
Other	80	90
Total	$463	$508

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of September 30,
	2023	2022
Payout Annuities [1]
Expected future benefit payments	$259	$275
Life Conversions
Expected future gross premiums	$116	$125
Expected future benefit payments	$206	$217
Paid-up Life [1]
Expected future benefit payments	$285	$305
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of September 30,
	2023	2022
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.9%	5.5%
Life Conversions
Interest accretion rate	4.2%	4.1%
Current discount rate	5.9%	5.4%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.9%	5.3%
The Company completed a review of cash flow assumptions in the third quarter 2023, resulting in immaterial changes to the reserve for future policy benefits. For payout annuities, the net effect of updating cash flow assumptions was partially offset by a corresponding impact to the deferred profit liability. Gross premiums and interest accretion recognized on long-duration insurance policies for the nine months ended September 30, 2023 and 2022 were immaterial.
11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $645 and $659 as of September 30, 2023 and 2022 respectively, included universal life long-duration contacts of $226 and $236 as well as policyholder balances related to short-duration contracts of $419 and $423. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the nine months ended September 30,
	2023	2022
Balance, beginning of the period	$232	$253
Premiums Received	10	11
Policy Charges	(15)	(18)
Surrenders and Withdrawals	(4)	(3)
Benefit Payments	(4)	(16)
Interest Credited	7	9
Balance, end of the period	$226	$236
Weighted-average crediting rate	4.2%	4.2%
Net Amount at Risk [1]	$928	$1,010
Cash Surrender Value	$224	$233
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of September 30, 2023 and 2022, universal life contracts of $225 and $234, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax provision at U.S. federal statutory rate	$171	$91	$449	$321
Nontaxable investment income	(12)	(6)	(32)	(20)
Other	3	7	(12)	(1)
Provision for income taxes	$162	$92	$405	$300
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$23	$18	$22	$16
Gross increases - tax positions in current period	2	3	4	5
Lapse of statute of limitations	—	—	(1)	—
Balance, end of period	$25	$21	$25	$21
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
As of September 30, 2023, the Company has a deferred tax asset for foreign net operating losses ("NOLs") of $42 partially offset by a valuation allowance of $20. While the foreign NOLs do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
13. DEBT
Junior Subordinated Debentures
The U.K. Financial Conduct Authority ("FCA") ceased publication of U.S. dollar London Interbank Offered Rate ("LIBOR") on a representative basis immediately after June 30, 2023. LIBOR was used as a benchmark or reference rate for certain investments and derivatives the Company owns, and floating rate debt the Company has issued. Uncertainties and risks relating to the transition from LIBOR have been reduced by the federal Adjustable Interest Rate (LIBOR) Act, which addresses replacement of LIBOR in certain contracts governed by U.S. law (including the law of any U.S. state), including 3-Month LIBOR, which was the original reference rate on the Company's $500 junior subordinated debentures due 2067.
Prior to July 1, 2023, the Company's $500 junior subordinated debentures due 2067 paid interest at a rate of LIBOR plus 2.125%. Effective July 1, 2023, the interest rate on the $500 junior subordinated debentures due 2067 is determined based on a reference rate of 3-month Chicago Mercantile Exchange ("CME") term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26161% plus 2.125%.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present numerous uncertainties and contingencies that are not yet fully known, including how many additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some complaints may be amended, some have been dismissed voluntarily and may be refiled, while many have been dismissed through rulings in favor of the Hartford Writing Companies. Discovery is underway in certain single plaintiff cases. Moreover, dozens of policyholders have appealed dismissals in favor of the Hartford Writing Companies. The Hartford Writing Companies have received numerous favorable rulings on appeal, with a few adverse appellate rulings to date. The remainder of the Hartford Writing Companies' appeals are at various stages of the appellate process and have not yet been ruled upon. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.

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
The vast majority of the Company's exposure to A&E relates to accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E"). In addition, since 1986, the Company has written A&E exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments, respectively.
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
For its Run-off A&E claims, as of September 30, 2023, the Company reported $292 of net A&E reserves, including the benefit of losses ceded to an A&E adverse development cover ("ADC") with National Indemnity Company, a subsidiary of Berkshire Hathaway ("NICO") (collectively the "A&E ADC"). In addition, the Company has recorded a $594 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2023, the Company has incurred $1,244 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $256 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior

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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2023 was $63 for which the legal entities have posted collateral of $64 in the normal course of business. Based on derivative contractual terms as of September 30, 2023, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
15. EQUITY
Equity Repurchase Program
During the nine months ended September 30, 2023 and 2022, the Company repurchased $1.05 billion (14.6 million shares) and $1.2 billion (17.4 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of September 30, 2023, the Company has $1.7 billion remaining for equity repurchases under the current $3.0 billion share repurchase program, which is effective until December 31, 2024. During the period
October 1, 2023 through October 25, 2023, the Company repurchased $122 (1.7 million shares) under this repurchase program.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Loss on Fixed Maturities with ACL	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)
OCI before reclassifications	(876)	(1)	(5)	(1)	19	1	(863)
Amounts reclassified from AOCI	26	2	(1)	—	—	7	34
OCI, before tax	(850)	1	(6)	(1)	19	8	(829)
Income tax benefit (expense)	179	—	2	—	(4)	(2)	175
OCI, net of tax	(671)	1	(4)	(1)	15	6	(654)
Ending balance	$(2,948)	$(9)	$27	$35	$47	$(1,330)	$(4,178)

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	(522)	(7)	(19)	5	15	—	(528)
Amounts reclassified from AOCI	74	4	2	—	—	20	100
OCI, before tax	(448)	(3)	(17)	5	15	20	(428)
Income tax benefit (expense)	94	1	4	(1)	(3)	(4)	91
OCI, net of tax	(354)	(2)	(13)	4	12	16	(337)
Ending balance	$(2,948)	$(9)	$27	$35	$47	$(1,330)	$(4,178)

Reclassifications from AOCI
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(26)	$(74)	Net realized gains (losses)
	(26)	(74)	Total before tax
	(5)	(16)	Income tax expense
	$(21)	$(58)	Net income
Unrealized Losses on Fixed Maturities with ACL
Available-for-sale fixed maturities	$(2)	$(4)	Net realized gains (losses)
	(2)	(4)	Total before tax
	—	(1)	Income tax expense
	$(2)	$(3)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(5)	$(20)	Net investment income
Interest rate swaps	4	11	Interest expense
Foreign currency swaps	2	7	Net investment income
	1	(2)	Total before tax
	—	—	Income tax expense
	$1	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	(25)	Insurance operating costs and other expenses
	(7)	(20)	Total before tax
	(1)	(4)	Income tax expense
	$(6)	$(16)	Net income
Total amounts reclassified from AOCI	$(28)	$(79)	Net income

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,858)	$(2)	$30	$33	$13	$(1,465)	$(3,249)
OCI before reclassifications	(1,564)	(6)	51	(24)	31	1	(1,511)
Amounts reclassified from AOCI	70	—	(2)	—	—	15	83
OCI, before tax	(1,494)	(6)	49	(24)	31	16	(1,428)
Income tax benefit (expense)	314	1	(10)	5	(7)	(3)	300
OCI, net of tax	(1,180)	(5)	39	(19)	24	13	(1,128)
Ending balance	$(3,038)	$(7)	$69	$14	$37	$(1,452)	$(4,377)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2022
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
OCI before reclassifications	(6,133)	(6)	95	(34)	122	1	(5,955)
Amounts reclassified from AOCI	222	—	(16)	—	—	46	252
OCI, before tax	(5,911)	(6)	79	(34)	122	47	(5,703)
Income tax benefit (expense)	1,242	1	(16)	7	(26)	(10)	1,198
OCI, net of tax	(4,669)	(5)	63	(27)	96	37	(4,505)
Ending balance	$(3,038)	$(7)	$69	$14	$37	$(1,452)	$(4,377)

Reclassifications from AOCI
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(70)	$(222)	Net realized gains (losses)
	(70)	(222)	Total before tax
	(15)	(47)	Income tax expense
	$(55)	$(175)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(1)	$13	Net investment income
Interest rate swaps	—	(4)	Interest expense
Foreign currency swaps	3	7	Net investment income
	2	16	Total before tax
	—	—	Income tax expense
	$2	$16	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(17)	(51)	Insurance operating costs and other expenses
	(15)	(46)	Total before tax
	(3)	(10)	Income tax expense
	$(12)	$(36)	Net income
Total amounts reclassified from AOCI	$(65)	$(195)	Net income

|

Table of Contents	Note 17 - Employee Benefit Plans
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

Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2023.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1	$1	$3	$3	$—	$—	$—	$—
Interest cost	45	28	135	84	1	1	5	3
Expected return on plan assets	(58)	(50)	(176)	(151)	—	(1)	(1)	(2)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	7	15	21	46	2	2	4	5
Net periodic cost (benefit)	$(5)	$(6)	$(17)	$(18)	$1	$—	$3	$1
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the September 30, 2023 and December 31, 2022 Condensed Consolidated Balance Sheets.
Subsequent to September 30, 2023, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $130, before tax, and will be recognized in Corporate for segment reporting. The estimated restructuring and other costs for future periods do not include all costs associated with the real estate consolidation plan as those plans are still being finalized.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended September 30,		Incurred in the Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2023	Total Amount Expected to be Incurred
	2023	2022	2023	2022
Severance benefits	$(2)	$—	$(5)	$(7)	$36	$36
IT costs	2	1	4	6	24	24
Professional fees and other expenses	1	2	5	11	63	70
Total restructuring and other costs, before tax	$1	$3	$4	$10	$123	$130

|

Table of Contents	Note 18 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2023
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$7	$—	$—	$7
Incurred	(5)	4	5	4
Payments	(1)	(4)	(5)	(10)
Balance, end of period	$1	$—	$—	$1

Accrued Restructuring and Other Costs
	Nine Months Ended September 30, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	6	11	10
Payments	(4)	(6)	(11)	(21)
Balance, end of period	$7	$—	$—	$7

|

Table of Contents	Index to MD&A
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$651	$340	$1,733	$1,227
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	645	334	1,717	1,211
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	76	166	136	648
Restructuring and other costs, before tax	1	3	4	10
Loss on extinguishment of debt, before tax	—	—	—	9
Integration and other non-recurring M&A costs, before tax	2	5	6	16
Income tax benefit [1]	(16)	(36)	(31)	(147)
Core earnings	$708	$472	$1,832	$1,747
[1]Primarily represents the federal income tax benefit related to before tax items not included in core earnings.
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
Current Accident Year Catastrophe Ratio- A component of the loss and loss adjustment expense ratio, represents the ratio of catastrophe losses incurred in the current accident year ("CAY") (net of reinsurance) to earned premiums. For U.S. events, a catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers, as defined by the Property Claim Services office of Verisk. For international events, the Company's approach is similar, informed, in part, by how Lloyd's of London defines major losses. Lloyd's of London is an insurance market-place operating worldwide ("Lloyd's"). Lloyd's does not underwrite risks. The Company accepts risks as the sole member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"). The current accident year catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Fee Income- Is largely driven from amounts earned as a result of contractually defined percentages of AUM in our Hartford Funds business. These fees are generally earned on a daily basis. Therefore, this fee income increases or decreases with the rise or fall in AUM whether caused by changes in the market or through net flows.
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
Current Accident Year Loss and Loss Adjustment Expense Ratio Before Catastrophes- A measure of the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development ("PYD").
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial Lines
Net income	$519	$286	$1,398	$1,058
Adjustments to reconcile net income to underwriting gain:
Net investment income	(395)	(315)	(1,097)	(1,004)
Net realized losses	38	95	108	384
Other expense (income)	(2)	3	(2)	10
Income tax expense	130	84	339	280
Underwriting gain	$290	$153	$746	$728
Personal Lines
Net income (loss)	$(12)	$(36)	$(73)	$47
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(47)	(31)	(119)	(99)
Net realized losses	5	11	11	38
Net servicing and other income	(3)	(6)	(16)	(13)
Income tax expense (benefit)	(5)	(10)	(23)	11
Underwriting loss	$(62)	$(72)	$(220)	$(16)
P&C Other Operations
Net income (loss)	$9	$6	$24	$(6)
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(18)	(14)	(51)	(46)
Net realized losses	2	4	6	17
Income tax expense (benefit)	2	2	6	(2)
Underwriting loss	$(5)	$(2)	$(15)	$(37)
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
The financial results of the Company’s mutual fund and ETF businesses depend largely on the amount of AUM and the level of fees charged based, in part, on asset share class and fund type. Changes in AUM are driven by the two main factors of net flows and the market return of the funds, which are heavily influenced by the return realized in the equity and bond markets. Net flows are comprised of new sales less redemptions by mutual fund and ETF shareowners. Financial results are highly correlated to the growth in AUM since these funds generally earn fee income on a daily basis.
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
To achieve those expected savings, we expect to incur approximately $390 over the course of the program, with $316 expensed cumulatively through September 30, 2023, and expected expenses of $8 over the last three months of 2023 and $66 after 2023, with the expenses after 2023 consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the estimated costs of $390, we expect to incur restructuring costs of approximately $130, including $36 of employee severance, $24 to retire certain IT applications, and $70 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in the nine months ended September 30, 2023 and expected annual costs and expense savings relative to 2019 for the full year in 2023.

Hartford Next Costs and Expense Savings
	Nine Months Ended September 30, 2023	Estimate for 2023
Employee severance	$(5)	$(5)
IT costs to retire applications	4	5
Professional fees and other expenses	5	6
Estimated restructuring costs	4	6

Non-capitalized IT costs	13	16
Other costs	5	6
Amortization of capitalized IT development costs [1]	5	7
Amortization of capitalized real estate [2]	1	1
Estimated costs within core earnings	24	30
Total Hartford Next program costs	28	36

Cumulative savings for the period relative to 2019	(473)	(625)
Net expense (savings) before tax	$(445)	$(589)

Net expense (savings) before tax:
Accounted for within core earnings	$(449)	$(596)
Restructuring costs recognized outside of core earnings	4	7
Net expense (savings) before tax	$(445)	$(589)
[1]Does not include approximately $47 of IT asset amortization after 2023.
[2]Does not include approximately $10 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
THIRD QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $311 or 93%	Ý	Increased $1.07 or 105%	Ý	Increased $1.83 or 4%
+	The effect of higher premiums in P&C and Group Benefits	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effect of share repurchases
+	Lower P&C current accident year catastrophe losses			-	An increase in net unrealized losses on AFS securities, recorded in AOCI

+	Lower net realized losses
-	A higher current accident year loss ratio before catastrophes in Personal Lines

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 60 bps	Þ	Improved 3.7 points	Ý	Increased 3.1 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates and an increased yield on variable-rate securities	-	Lower current accident year catastrophe losses	+	Effects of higher fully insured ongoing premiums, including a lower expense ratio

		-	A lower expense ratio primarily driven by higher earned premium and lower marketing spend in Personal Lines	+	Lower group life loss ratio
				+	Lower group disability loss ratio primarily due to favorable long term disability claim recoveries

		-	Lower net non-catastrophe property losses in Commercial Lines

		+	Higher personal automobile loss costs driven by severity	+	Lower net realized losses
		+	A lower level of favorable prior accident year reserve development

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Earned premiums	$5,310	$4,910	8%	$15,593	$14,371	9%
Fee income	330	328	1%	977	1,031	(5%)
Net investment income	597	487	23%	1,652	1,537	7%
Net realized losses	(90)	(166)	46%	(161)	(649)	75%
Other revenues	21	21	—%	66	56	18%
Total revenues	6,168	5,580	11%	18,127	16,346	11%
Benefits, losses and loss adjustment expenses	3,543	3,407	4%	10,605	9,601	10%
Amortization of deferred policy acquisition costs	517	464	11%	1,510	1,351	12%
Insurance operating costs and other expenses	1,226	1,206	2%	3,667	3,641	1%
Interest expense	50	50	—%	150	163	(8%)
Amortization of other intangible assets	18	18	—%	53	53	—%
Restructuring and other costs	1	3	(67%)	4	10	(60%)
Total benefits, losses and expenses	5,355	5,148	4%	15,989	14,819	8%
Income, before tax	813	432	88%	2,138	1,527	40%
Income tax expense	162	92	76%	405	300	35%
Net income	651	340	91%	1,733	1,227	41%
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$645	$334	93%	$1,717	$1,211	42%
Three months ended September 30, 2023 compared to the three months ended September 30, 2022
Net income available to common stockholders increased by $311, primarily driven by:
•An increase in P&C underwriting gain of $144, before tax, driven by lower current accident year catastrophe losses, the effect of earned premium growth, including a decrease in the expense ratio, and a lower current accident year loss and loss adjustment expense ("LAE") ratio before catastrophes in Commercial Lines, partially offset by a higher current accident year loss and LAE ratio before catastrophes in Personal Lines;
•Higher net investment income, driven by the impact of reinvesting at higher rates and a higher yield on variable-rate securities;

•Lower net realized losses of $76, before tax, driven by lower net losses on equity securities and on sales of fixed maturity securities in the 2023 period compared to the prior year, partially offset by losses on interest rate derivatives in the 2023 period; and
•In Group Benefits, the effect of higher fully insured ongoing premiums, including a lower expense ratio, and lower group life and group disability loss ratios.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums

Earned premiums increased $400,or 8%, primarily due to:
•An increase in P&C reflecting a 9% increase in Commercial Lines and a 5% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was an increase in new business, the effect of earned pricing increases, and the effect of higher insured exposures, principally in workers’ compensation as well as property lines.
–For Personal Lines, earned premium was up primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 8% due to increases in group disability, group life and supplemental health product premiums, primarily driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.

Net Investment Income

Net investment income increased primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Net realized losses decreased primarily due to:
•Greater valuation declines on equity securities in the 2022 period compared to the 2023 period; and
•Higher net losses on sales of fixed maturities in the 2022 period compared to the 2023 period.
These increases were partially offset by:
•Greater losses on interest rate derivatives in the 2023 period compared to the 2022 period, due to higher interest rates.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C

Benefits, losses and loss adjustment expenses increased $136 due to:
•An increase in Property & Casualty of $86, which was attributable to:
–An increase in P&C current accident year loss and loss adjustment expenses before catastrophes of $185, before tax, primarily due to the effect of higher earned premiums and, to a lesser extent, higher personal automobile claim severity.
–A decline in P&C net favorable prior accident year reserve development of $10, before tax. Prior accident year reserve development in the 2023 period was a net favorable $43, before tax, primarily driven by decreases in reserves related to workers’ compensation and package business, partly offset by an increase in reserves for general liability. Prior accident year reserve development in the 2022 period was a net favorable $53, before tax, primarily driven by reserve decreases in workers' compensation, package business, and personal automobile, partially offset by reserve increases in commercial automobile liability. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
–A partially offsetting decline in current accident year catastrophe losses of $109, before tax. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States and, to a lesser extent, losses from hurricanes and tropical storms in the Southeast and West Coast. Catastrophe losses in the 2022 period primarily included losses from Hurricane Ian, as well as wind and hail events mostly concentrated in the Northern Plains, Midwest, South, and Mountain West.
Losses and LAE Incurred for Group Benefits

$1,250
$1,000
$750
$500
$250
$0
$1,096
$1,146
2022 QTD
2023 QTD

•An increase in Group Benefits of $50, before tax, primarily driven by the effect of an increase in earned premiums, partially offset by lower group life and group disability loss ratios. The lower group life loss ratio was driven primarily by a lower level of mortality. The decrease in the group disability loss ratio was largely due to favorable long-term disability claim recoveries, partially offset by higher incidence in paid family leave and short-term disability products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by a $52 increase in Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased primarily due to:
•Technology investments made to improve customer and broker experience and data analytics to enhance underwriting and pricing capabilities;
•Increased expense from higher staffing costs in Commercial Lines and Group Benefits, and higher commissions in Group Benefits, partly in response to increased business volume, partially offset by lower incentive compensation; and
•A capital-based state tax expense covering several years recorded in Corporate for the 2023 period related to recently released guidance.
These increases were offset by:
•Lower direct marketing costs in Personal Lines; and
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Net income available to common stockholders increased by $506 primarily driven by:
•Lower net realized losses of $488, before tax, driven by lower net losses on equity securities and on sales of fixed maturities in the 2023 period compared to the 2022 period, partially offset by losses on interest rate derivatives and credit derivatives in the 2023 period;
•In Group Benefits, the effect of higher fully insured ongoing premiums, including a lower expense ratio, and improved group life and group disability loss ratios; and
•Higher net investment income, driven by the impact of reinvesting at higher rates and a higher yield on variable-rate securities, partially offset by lower limited partnership and other alternative investment income.
These increases were partially offset by:
•A decrease in P&C underwriting gain of $164, before tax, driven by a higher current accident year loss and LAE ratio before catastrophes in Personal Lines, higher current accident year catastrophe losses, and a lower level of favorable prior accident year reserve development, partially offset by the effect of earned premium growth, including a lower expense ratio; and
•In Hartford Funds, lower fee income net of variable expenses.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
REVENUE
Earned Premiums

Earned premiums increased by $1,222, or 9%, primarily due to:
•An increase in P&C reflecting a 10% increase in Commercial Lines and a 4% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium was up primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 8% due to increases in group disability, group life and supplemental health product premiums, driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fee income decreased, driven by lower daily average assets within Hartford Funds due to net outflows over the preceding twelve months partly offset by an increase in equity market levels since the prior year period.

Net Investment Income

Net investment income increased primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities. This increase was partially offset by lower limited partnership and other alternative investment income driven by lower real estate fund valuations in the current year and income from sales of underlying real estate properties in the 2022 period.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net realized losses decreased primarily due to:
•A larger decline in value of equity securities in the 2022 period compared to the 2023 period; and
•Fewer net losses on sales of fixed maturities in the 2023 period compared to the 2022 period.
The increases were partially offset by:
•Losses on interest rate derivatives in the 2023 period due to higher interest rates and credit derivatives in the 2023 period due to credit spread tightening.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $1,004, comprised of:
•An increase in Property & Casualty of $855, which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $709, before tax, primarily due to the effect of higher earned premiums in Commercial Lines and higher personal automobile claim severity.
–An increase in current accident year catastrophe losses of $81, before tax. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts. Catastrophe losses in the 2022 period included losses from Hurricane Ian, as well as from tornado, wind and hail events in the Northern Plains, Midwest, South, and Mountain West, and winter storms along the East Coast, and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Losses and LAE Incurred for Group Benefits
–A decline in P&C net favorable prior accident year reserve development of $65, before tax. Prior accident year reserve development in the 2023 period was a net favorable $82, before tax, primarily driven by decreases in reserves related to workers' compensation and catastrophes, offset by increases in reserves for general liability, Personal Lines automobile physical damage, assumed reinsurance and bond. Prior accident year reserve development in the 2022 period was a net favorable $147, before tax, primarily driven by reserve decreases in workers' compensation, package business, catastrophes, commercial property, and personal automobile, partially offset by reserve increases in general liability, commercial automobile liability, and assumed reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
–An increase in Group Benefits of $149, before tax, primarily driven by the effect of an increase in earned premiums and higher incidence on paid family leave and short-term disability products, partially offset by the impact of lower mortality levels and favorable recoveries in long-term disability.
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
•Technology investments made to improve customer and broker experience and data analytics to enhance underwriting and pricing capabilities; and
•Increased expense from higher staffing costs and commissions in Commercial Lines and Group Benefits partly in response to increased business volume, partially offset by lower incentive compensation.
These increases were offset by:
•Incremental savings from the Company’s Hartford Next operational transformation and cost reduction plan;
•Lower direct marketing costs in Personal Lines; and
•Lower variable expenses in Hartford Funds.
Interest Expense decreased primarily due to the Company redeeming $600 aggregate principal amount of junior subordinated debentures on April 15, 2022.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$37,962	71.2%	$36,231	68.9%
Fixed maturities, at fair value using the fair value option ("FVO")	332	0.6%	333	0.6%
Equity securities, at fair value	878	1.6%	1,801	3.4%
Mortgage loans (net of allowance for credit losses ("ACL") of $46 and $36)	6,016	11.3%	6,000	11.4%
Limited partnerships and other alternative investments	4,664	8.8%	4,177	8.0%
Other investments [1]	168	0.3%	159	0.3%
Short-term investments	3,300	6.2%	3,859	7.4%
Total investments	$53,320	100.0%	$52,560	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
September 30, 2023 compared to December 31, 2022
Total investments increased slightly primarily due to an increase in fixed maturities, AFS, at fair value and limited partnerships and other alternative investments, partially offset by a decrease in equity securities, at fair value and short-term investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds and asset backed securities ("ABS"), partially offset by a decrease in valuations as a result of higher interest rates.
Limited partnerships and other alternative investments increased primarily driven by additional investments.
Equity securities, at fair value decreased primarily due to sales of common stocks. As of September 30, 2023, equity securities, at fair value are comprised of approximately 50% preferred stocks.
Short-term investments decreased primarily due to the Boy Scouts of America ("BSA") settlement paid on April 20, 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$480	4.3%	$376	3.5%	$1,385	4.1%	$1,053	3.3%
Equity securities	9	3.8%	15	3.0%	31	3.2%	40	2.7%
Mortgage loans	59	3.9%	53	3.6%	174	3.8%	156	3.6%
Limited partnerships and other alternative investments	72	6.3%	62	6.3%	130	4.0%	346	13.0%
Other [3]	(1)		(1)		1		1
Investment expense	(22)		(18)		(69)		(59)
Total net investment income	$597	4.2%	$487	3.5%	$1,652	3.9%	$1,537	3.7%
Total net investment income excluding limited partnerships and other alternative investments	$525	4.1%	$425	3.3%	$1,522	3.9%	$1,191	3.1%
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
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Total net investment income increased primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities. In addition, for the nine month period, the increase was partially offset by lower limited partnership and other alternative investment income driven by lower real estate fund valuations in the current year and income from sales of underlying real estate properties in the 2022 period.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to a higher yield on variable-rate securities and higher reinvestment rates.
Average reinvestment rates, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and nine months ended September 30, 2023 were 6.0% and 5.7%, respectively, which were above the average yield of sales and maturities of 4.5% and 4.2%, respectively. Average reinvestment rates for the three and nine months ended September 30, 2022, were 4.9% and 4.1%, respectively, which were above the average yield of sales and maturities of 3.7% and 3.4%, respectively.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2023	2022	2023	2022
Gross gains on sales of fixed maturities	$6	$16	$26	$54
Gross losses on sales of fixed maturities	(27)	(81)	(87)	(256)
Equity securities [1]	(13)	(81)	32	(450)
Net credit losses on fixed maturities, AFS [2]	(5)	(3)	(13)	(15)
Change in ACL on mortgage loans [3]	(5)	—	(10)	(7)
Intent-to-sell impairments [2]	—	(2)	—	(5)
Other, net [4]	(46)	(15)	(109)	30
Net realized losses	$(90)	$(166)	$(161)	$(649)
[1]The change in net unrealized gains (losses) on equity securities still held as of September 30, 2023 and included in net realized gains (losses) were $(14) and $(5) for the three and nine months ended September 30, 2023, respectively. The change in net unrealized gains (losses) on equity securities still held as of September 30, 2022 and included in net realized gains (losses) were $(84) and $(439) for the three and nine months ended September 30, 2022, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and nine months ended September 30, 2023, includes gains (losses) from transactional foreign currency revaluation of $13 and $(3), respectively, and gains (losses) on non-qualifying derivatives of $(74) and $(108), respectively. For the three and nine months ended September 30, 2022, includes gains (losses) from transactional foreign currency revaluation of $16 and $37, respectively, and gains (losses) on non-qualifying derivatives of $(19) and $42, respectively.
Three and nine months ended September 30, 2023
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and/or liquidity management.
Equity securities net losses for the three month period ended September 30, 2023 were primarily driven by a decline in value due to lower equity market levels. Equity securities net gains for the nine month period ended September 30, 2023 were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and nine month periods ended September 30, 2023 primarily included losses of $71 and $53, respectively, on interest rate derivatives driven by an increase in interest rates and losses of $3 and $55, on credit derivatives primarily due to changes in valuations. Also included for the three month period ended September 30, 2023 were gains of $16 on FVO securities due to changes in credit spreads and gains of $13 on transactional foreign currency revaluation.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2022 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2023.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of September 30, 2023

P&C Other
$756
3%
Personal
Lines
$1,991
7%
Commercial
Lines
$24,241
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,871	1,685	—	6,556
Current accident year catastrophes	376	219	—	595
Prior accident year development	(107)	18	7	(82)
Total provision for unpaid losses and loss adjustment expenses	5,140	1,922	7	7,069
Payments	(4,781)	(1,760)	(161)	(6,702)
Foreign currency adjustment	3	—	—	3
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,241	1,991	756	26,988
Reinsurance and other recoverables	4,604	30	1,831	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,845	$2,021	$2,587	$33,453
Earned premiums and fee income	$8,634	$2,305
Loss and loss expense paid ratio [1]	55.4	76.4
Loss and loss expense incurred ratio	59.7	84.2
Prior accident year development (pts) [2]	(1.2)	0.8
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Commercial Lines	Personal Lines	Total [1]	Commercial Lines	Personal Lines	Total
Wind and hail	$83	$54	$137	$236	$189	$425
Winter storms	(8)	—	(8)	68	15	83
Hurricanes and tropical storms	13	7	20	13	7	20
Wildfires	4	8	12	4	8	12
Other international	2	—	2	2	—	2
Catastrophes before assumed reinsurance	94	69	163	323	219	542
Global assumed reinsurance business [1]	21	—	21	53	—	53
Total catastrophe losses	$115	$69	$184	$376	$219	$595
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(61)	$—	$—	$(61)
Workers’ compensation discount accretion	10	—	—	10
General liability	11	—	—	11
Marine	—	—	—	—
Package business	(10)	—	—	(10)
Commercial property	2	—	—	2
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	2	—	—	2
Automobile liability	—	—	—	—
Homeowners	—	—	—	—
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	(2)	1	2	1
Other reserve re-estimates, net	2	—	—	2
Total prior accident year development	$(46)	$1	$2	$(43)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(174)	$—	$—	$(174)
Workers’ compensation discount accretion	32	—	—	32
General liability	39	—	—	39
Marine	(1)	—	—	(1)
Package business	(18)	—	—	(18)
Commercial property	2	—	—	2
Professional liability	(3)	—	—	(3)
Bond	12	—	—	12
Assumed reinsurance	19	—	—	19
Automobile liability	6	—	—	6
Homeowners	—	1	—	1
Net A&E reserves	—	—	—	—
Catastrophes	(40)	(4)	—	(44)
Uncollectible reinsurance	7	1	5	13
Other reserve re-estimates, net [1]	12	20	2	34
Total prior accident year development	$(107)	$18	$7	$(82)
[1] Other reserve re-estimates for the nine months ended September 30, 2023 includes a $22 increase in personal automobile physical damage reserves.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,417	1,430	—	5,847
Current accident year catastrophes	327	187	—	514
Prior accident year development	(163)	(14)	30	(147)
Total provision for unpaid losses and loss adjustment expenses	4,581	1,603	30	6,214
Payments	(3,472)	(1,572)	(198)	(5,242)
Foreign currency adjustment	(55)	—	—	(55)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,480	1,838	967	26,285
Reinsurance and other recoverables	4,587	35	1,583	6,205
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,067	$1,873	$2,550	$32,490
Earned premiums and fee income	$7,833	$2,218
Loss and loss expense paid ratio [1]	44.3	70.9
Loss and loss expense incurred ratio	58.7	73.0
Prior accident year development (pts) [2]	(2.1)	0.6
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$49	$33	$82	$120	$98	$218
Winter storms	(2)	—	(2)	17	5	22
Hurricanes and tropical storms [1]	98	81	179	98	81	179
Wildfires	—	—	—	—	3	3
Ukraine conflict [2]	—	—	—	23	—	23
Other international	—	—	—	2	—	2
Catastrophes before assumed reinsurance	145	114	259	260	187	447
Global assumed reinsurance business [1] [2] [3]	34	—	34	67	—	67
Total catastrophe losses	$179	$114	$293	$327	$187	$514
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(58)	$—	$—	$(58)
Workers’ compensation discount accretion	9	—	—	9
General liability	—	—	—	—
Marine	5	—	—	5
Package business	(11)	—	—	(11)
Commercial property	4	—	—	4
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed Reinsurance	—	—	—	—
Automobile liability	11	(9)	—	2
Homeowners	—	(2)	—	(2)
Net A&E reserves	—	—	—	—
Catastrophes	(2)	—	—	(2)
Uncollectible reinsurance	(1)	(2)	—	(3)
Other reserve re-estimates, net	1	2	—	3
Total prior accident year development	$(42)	$(11)	$—	$(53)

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2022
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(143)	$—	$—	$(143)
Workers’ compensation discount accretion	27	—	—	27
General liability	2	—	31	33
Marine	2	—	—	2
Package business	(35)	—	—	(35)
Commercial property	(17)	—	—	(17)
Professional liability	(9)	—	—	(9)
Bond	(4)	—	—	(4)
Assumed reinsurance	12	—	—	12
Automobile liability	23	(14)	—	9
Homeowners	—	(2)	—	(2)
Net A&E reserves	—	—	—	—
Catastrophes	(31)	(1)	—	(32)
Uncollectible reinsurance	(1)	(2)	6	3
Other reserve re-estimates, net	11	5	(7)	9
Total prior accident year development	$(163)	$(14)	$30	$(147)
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Written premiums	$3,003	$2,780	8%	$9,289	$8,425	10%
Change in unearned premium reserve	52	77	(32%)	686	621	10%
Earned premiums	2,951	2,703	9%	8,603	7,804	10%
Fee income	11	10	10%	31	29	7%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,669	1,555	7%	4,871	4,417	10%
Current accident year catastrophes [1]	115	179	(36%)	376	327	15%
Prior accident year development [1]	(46)	(42)	(10%)	(107)	(163)	34%
Total losses and loss adjustment expenses	1,738	1,692	3%	5,140	4,581	12%
Amortization of deferred policy acquisition costs	451	399	13%	1,311	1,155	14%
Underwriting expenses	460	455	1%	1,385	1,327	4%
Amortization of other intangible assets	7	7	—%	21	21	—%
Dividends to policyholders	16	7	129%	31	21	48%
Underwriting gain	290	153	90%	746	728	2%
Net investment income [2]	395	315	25%	1,097	1,004	9%
Net realized losses [2]	(38)	(95)	60%	(108)	(384)	72%
Other income (expense) [3]	2	(3)	167%	2	(10)	120%
Income before income taxes	649	370	75%	1,737	1,338	30%
Income tax expense [4]	130	84	55%	339	280	21%
Net income	$519	$286	81%	$1,398	$1,058	32%
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Small Commercial:
Net new business premium	$220	$190	$699	$577
Policy count retention	85%	86%	85%	86%
Renewal written price increases	4.5%	4.0%	4.2%	3.5%
Renewal earned price increases	4.3%	3.5%	4.1%	3.4%
Policies in-force as of end of period (in thousands)	1,479	1,411
Middle Market [1]:
Net new business premium	$137	$150	$449	$400
Premium retention	82%	84%	83%	83%
Renewal written price increases	7.6%	6.1%	7.2%	5.4%
Renewal earned price increases	6.9%	5.6%	6.4%	5.7%
Global Specialty:
Global specialty gross new business premium [2]	$216	$201	$653	$633
Renewal written price increases [3]	3.9%	4.3%	4.3%	6.7%
Renewal earned price increases [3]	5.0%	8.7%	5.5%	10.7%
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
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.6	57.5	(0.9)	56.6	56.6	—
Current accident year catastrophes	3.9	6.6	(2.7)	4.4	4.2	0.2
Prior accident year development	(1.6)	(1.6)	—	(1.2)	(2.1)	0.9
Total loss and loss adjustment expense ratio	58.9	62.6	(3.7)	59.7	58.7	1.0
Expense ratio	30.7	31.5	(0.8)	31.2	31.7	(0.5)
Policyholder dividend ratio	0.5	0.3	0.2	0.4	0.3	0.1
Combined ratio	90.2	94.3	(4.1)	91.3	90.7	0.6
Impact of current accident year catastrophes and prior year development	(2.3)	(5.0)	2.7	(3.2)	(2.1)	(1.1)
Underlying combined ratio	87.8	89.3	(1.5)	88.2	88.6	(0.4)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net income for the three months ended September 30, 2023 increased primarily due to a higher underwriting gain, higher net investment income and lower net realized losses.
Net income for the nine months ended September 30, 2023 increased primarily due to lower net realized losses, higher net investment income and, to a lesser extent, a higher underwriting gain.
For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Underwriting gain for the three months ended September 30, 2023 increased driven by lower current accident year catastrophes, the effect of earned premium growth, and a lower current accident year loss and LAE ratio before catastrophes.
Underwriting gain for the nine months ended September 30, 2023 increased driven by the effect of earned premium growth, partially offset by lower favorable prior accident year development and higher current accident year catastrophes.
Expense ratio decreased in both periods driven by the impact of higher earned premium, lower incentive compensation and incremental savings from the Hartford Next program, partially offset by investments in technology and higher underwriter staffing costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $12 and $14, for the three months ended September 30, 2022, and 2023, respectively, and $36 and $40 for the nine months ended September 30, 2022 and 2023, respectively is included in the total.
Written Premiums
[1]Other written premiums of $11 and $14 for the three months ended September 30, 2022, and 2023, respectively, and $35 and $40 for the nine months ended September 30, 2022 and 2023 is included in the total.
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Earned premiums for the three and nine month periods increased due to written premium increases over the prior twelve months, including the effect of higher insured exposures.
Written premiums for the three and nine month periods increased driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in both periods driven by double-digit new business growth, renewal written price increases and higher insured exposures. Written premium grew in all lines of business, including package business, workers' compensation, auto and excess and surplus lines.
•Middle & large commercial written premium increased in both periods driven by renewal written price increases in all lines and higher insured exposures and, for the nine month period only, double-digit new business growth. Written premium grew in nearly all lines across general industries and specialty markets and, for the nine month period only, industry verticals.
•Global specialty written premium increased in both periods driven by written price increases across almost all lines as well as an increase in gross new business. Written premiums grew across most U.S. and international lines, with the most significant growth in global reinsurance and U.S. lines.
Renewal written price increases were recognized in nearly all lines in both the three and nine month periods, with price increases across most lines other than workers' compensation and director's and officer's.
•In small commercial excluding workers' compensation, renewal written price increases were higher in 2023, with high-single digit price increases in package business and automobile and double-digit increases in excess and surplus lines. Workers' compensation pricing moderated from 2022 due to lower net rates and wage inflation.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Current accident year loss and LAE ratio before catastrophes decreased in the three month period principally due to lower net non-catastrophe property losses driven by middle & large commercial.
Current accident year loss and LAE ratio before catastrophes was flat in the nine month period as a higher loss ratio in workers' compensation was offset by lower net non-catastrophe property losses driven by middle & large commercial.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$400
$300
$200
$100
$0
$-100
$-200
$-300
$179
$(42)
$115
$(46)
$327
$(163)
$376
$(107)
Sep 30 2022 QTD
Sep 30 2023 QTD
Sep 30 2022 YTD
Sep 30 2023 YTD
CAY CATs
PYD

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Current accident year catastrophe losses for the three months ended September 30, 2023 included losses from tornado, wind and hail events across several regions of the United States, and to a lesser extent, losses from hurricanes and tropical storms. Current accident year catastrophe losses for the nine months ended September 30, 2023 included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West coasts.
Current accident year catastrophe losses for the three and nine months ended September 30, 2022 included $133 for Hurricane Ian and losses from wind and hail events primarily in the Great Plains, Midwest, South and Mountain West. Current accident year catastrophe losses for the nine months ended September 30, 2022 also included losses from winter storms along the East Coast and $27 of losses net of reinsurance, related to the Ukraine conflict.
Prior accident year development was net favorable for the three and nine months ended September 30, 2023 and included reserve decreases for workers' compensation, package business and, for the nine month period, catastrophes, partially offset by reserve increases for general liability and assumed reinsurance.
Prior accident year development was net favorable for the three and nine months ended September 30, 2022. Reserve development in the 2022 periods included reserve decreases for workers' compensation, package business, catastrophes and, for the nine month period, commercial property and professional liability, partially offset by reserve increases for automobile liability and, for the nine month period, an increase in assumed reinsurance. In the the nine month period ended September 30, 2022, an increase in reserves for general liability related to excess casualty and primary construction was largely offset by a reallocation of a portion of reserves for sexual molestation and sexual abuse claims from Commercial Lines to P&C Other Operations. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Written premiums	$869	$803	8%	$2,418	$2,266	7%
Change in unearned premium reserve	85	54	57%	135	71	90%
Earned premiums	784	749	5%	2,283	2,195	4%
Fee income	7	8	(13%)	22	23	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	586	515	14%	1,685	1,430	18%
Current accident year catastrophes [1]	69	114	(39%)	219	187	17%
Prior accident year development [1]	1	(11)	109%	18	(14)	NM
Total losses and loss adjustment expenses	656	618	6%	1,922	1,603	20%
Amortization of DAC	58	57	2%	173	170	2%
Underwriting expenses	138	153	(10%)	428	459	(7%)
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting loss	(62)	(72)	14%	(220)	(16)	NM
Net investment income [2]	47	31	52%	119	99	20%
Net realized losses [2]	(5)	(11)	55%	(11)	(38)	71%
Net servicing and other income (expense) [3]	3	6	(50%)	16	13	23%
Income (loss) before income taxes	(17)	(46)	63%	(96)	58	NM
Income tax expense (benefit) [4]	(5)	(10)	50%	(23)	11	NM
Net income (loss)	$(12)	$(36)	67%	$(73)	$47	NM
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
[3]Includes servicing revenues of $21 and $20 for the three months ended September 30, 2023 and 2022, respectively, and $64 and $56 for the nine months ended September 30, 2023 and 2022, respectively. Includes servicing expenses of $17 and $15 for the three months ended September 30, 2023 and 2022, respectively, and $47 and $43 for the nine months ended September 30, 2023 and 2022, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2023	2022	Change	2023	2022	Change
Product Line
Automobile	$596	$541	10%	$1,668	$1,547	8%
Homeowners	273	262	4%	750	719	4%
Total	$869	$803	8%	$2,418	$2,266	7%
Earned Premiums
Product Line
Automobile	$541	$516	5%	$1,573	$1,506	4%
Homeowners	243	233	4%	710	689	3%
Total	$784	$749	5%	$2,283	$2,195	4%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2023	2022	2023	2022
Policies in-force end of period (in thousands)
Automobile	1,270	1,331
Homeowners	712	749
Net new business premium
Automobile	$61	$71	$159	$186
Homeowners	$25	$22	$68	$56
Policy count retention
Automobile	85%	85%	85%	84%
Homeowners	84%	84%	84%	84%
Renewal written price increase
Automobile	19.7%	5.0%	14.6%	4.0%
Homeowners	14.1%	11.8%	14.1%	9.9%
Renewal earned price increase
Automobile	11.7%	3.3%	8.8%	2.8%
Homeowners	13.7%	8.8%	12.6%	8.6%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2023	2022	Change	2023	2022	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	74.7	68.8	5.9	73.8	65.1	8.7
Current accident year catastrophes	8.8	15.2	(6.4)	9.6	8.5	1.1
Prior year development	0.1	(1.5)	1.6	0.8	(0.6)	1.4
Total loss and loss adjustment expense ratio	83.7	82.5	1.2	84.2	73.0	11.2
Expense ratio	24.2	27.1	(2.9)	25.4	27.7	(2.3)
Combined ratio	107.9	109.6	(1.7)	109.6	100.7	8.9
Impact of current accident year catastrophes and prior year development	(8.9)	(13.7)	4.8	(10.4)	(7.9)	(2.5)
Underlying combined ratio	99.0	95.9	3.1	99.3	92.8	6.5
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Automobile
Combined ratio	110.8	113.2	(2.4)	112.5	102.6	9.9
Underlying combined ratio	108.5	102.6	5.9	108.5	98.7	9.8
Homeowners
Combined ratio	101.4	102.6	(1.2)	104.5	97.0	7.5
Underlying combined ratio	78.1	80.4	(2.3)	78.8	79.9	(1.1)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net loss in the three month period decreased, driven by an increase in net investment income, a decrease in the underwriting loss, and a decrease in net realized losses. For the nine month period, net income changed to a net loss largely driven by an increase in the underwriting loss, partially offset by a decrease in net realized losses and an increase in net investment income.
Underwriting (Loss)

$50
$0
$-50
$-100
$-150
$-200
$-250
$(72)
$(62)
$(16)
$(220)
Sep 30 2022 QTD
Sep 30 2023 QTD
Sep 30 2022 YTD
Sep 30 2023 YTD

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Underwriting loss decreased in the three month period, largely driven by a decrease in current accident year catastrophe losses, a decrease in direct marketing costs and the effect of an increase in earned premium due to renewal pricing increases, partially offset by higher current accident year losses before catastrophes in automobile and favorable prior accident year development in the 2022 period. In the nine month period, underwriting loss increased, driven by higher current accident year losses before catastrophes in automobile, an increase in current accident year catastrophe losses and a change from favorable to unfavorable prior accident year development, partially offset by the effect of an increase in earned premium due to renewal written price increases and a decrease in direct marketing costs.
Expense ratio decreased in 2023 primarily due to lower direct marketing costs, and to a lesser extent, the impact of higher earned premium and Hartford Next savings.
Earned Premiums

$3,000
$2,400
$1,800
$1,200
$600
$0
$749
$516
$233
$784
$541
$243
$2,195
$1,506
$689
$2,283
$1,573
$710
Sep 30 2022 QTD
Sep 30 2023 QTD
Sep 30 2022 YTD
Sep 30 2023 YTD
Homeowners
Automobile

Written Premiums

$3,000
$2,400
$1,800
$1,200
$600
$0
$803
$541
$262
$869
$596
$273
$2,266
$1,547
$719
$2,418
$1,668
$750
Sep 30 2022 QTD
Sep 30 2023 QTD
Sep 30 2022 YTD
Sep 30 2023 YTD
Homeowners
Automobile

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Earned premiums increased in both the three and nine month periods due to an increase in written premium over the prior twelve months in both automobile and in homeowners.
Written premiums increased in both the three and nine month periods due to the effect of written pricing increases in both automobile and homeowners.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Renewal written pricing increases were higher for both automobile and homeowners in the three and nine month periods ended September 30, 2023 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention was stable both for automobile and for homeowners for both the three month and the nine month periods.
Policies in-force decreased in 2023 for both automobile and for homeowners compared to the end of third quarter 2022, reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
68.8
74.7
65.1
73.8
Sep 30 2022 QTD
Sep 30 2023 QTD
Sep 30 2022 YTD
Sep 30 2023 YTD

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Current accident year Loss and LAE ratio before catastrophes increased in both automobile and homeowners in both the three and nine month periods. The increase in automobile was primarily due to an increase in automobile liability and physical damage claim severity, as well as a higher level of frequency in the current period due to driving continuing to return to more normalized levels, partially offset by the impact of earned pricing increases. The automobile severity increases include the inflationary effects on bodily injury claims and automobile parts and repairs. For homeowners, the increase in the current accident year loss and LAE ratio before catastrophes was due to an increase in severity for both weather and non-weather claims, partially offset by earned pricing increases. For the nine month period, an increase in frequency and an increase in claims settlement costs also contributed. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Current accident year catastrophe losses decreased in the three month period and increased in the nine month period. Current accident year catastrophe losses for three months ended September 30, 2023 included tornado, wind and hail events across several regions of the United States, and to a lessor extent, wildfire events and hurricanes and tropical storms. The nine month period also included losses from winter storms primarily on the East and West coasts. Current accident year catastrophe losses for the three and nine months ended September 30, 2022 included Hurricane Ian as well as wind and hail events primarily in the Northern Plains, Midwest, South, and Mountain West and, for the nine month period, winter storms along the East Coast.
Prior accident year development was an unfavorable $1 in the three months ended September 30, 2023. Net unfavorable prior accident year development in the nine months ended September 30, 2023 was primarily driven by automobile physical damage. Net favorable prior accident year development in the three and nine months ended September 30, 2022 period was primarily driven by automobile liability.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$2	$—	NM	$7	$30	(77%)
Total losses and loss adjustment expenses	2	—	NM	7	30	(77%)
Underwriting expenses	3	2	50%	8	7	14%
Underwriting loss	(5)	(2)	(150%)	(15)	(37)	59%
Net investment income [2]	18	14	29%	51	46	11%
Net realized losses [2]	(2)	(4)	50%	(6)	(17)	65%
Income (loss) before income taxes	11	8	38%	30	(8)	NM
Income tax expense (benefit) [3]	2	2	—%	6	(2)	NM
Net income (loss)	$9	$6	50%	$24	$(6)	NM
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income (loss)

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net income increased in the three months ended September 30, 2023 primarily due to an increase in net investment income and a decrease in net realized losses, partially offset by an increase in underwriting loss. Net income for the nine months ended September 30, 2023 compared with a net loss in the comparable 2022 period, primarily due to a decrease in underwriting loss and net realized losses, and an increase in net investment income.
Underwriting loss increased for the three months ended September 30, 2023 due to unfavorable prior accident year reserve development in the 2023 period related to uncollectible reinsurance. Underwriting loss decreased for the nine months ended September 30, 2023 due to lower unfavorable prior accident year reserve development in the 2023 period. Unfavorable prior accident reserve development in the nine months ended September 30, 2022 was primarily due to reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves in 2022 related to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on BSA claims.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2023. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2022 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Premiums and other considerations	$1,629	$1,504	8%	$4,868	$4,511	8%
Net investment income [1]	121	117	3%	344	370	(7%)
Net realized losses [1]	(31)	(37)	16%	(45)	(123)	63%
Total revenues	1,719	1,584	9%	5,167	4,758	9%
Benefits, losses and loss adjustment expenses	1,146	1,096	5%	3,531	3,382	4%
Amortization of DAC	8	8	—%	26	26	—%
Insurance operating costs and other expenses	372	364	2%	1,133	1,096	3%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,536	1,478	4%	4,720	4,534	4%
Income before income taxes	183	106	73%	447	224	100%
Income tax expense [2]	37	20	85%	88	40	120%
Net income	$146	$86	70%	$359	$184	95%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Fully insured – ongoing premiums	$1,569	$1,453	8%	$4,700	$4,360	8%
Buyout premiums	6	5	20%	7	12	(42%)
Fee income	54	46	17%	161	139	16%
Total premiums and other considerations	$1,629	$1,504	8%	$4,868	$4,511	8%
Fully insured ongoing sales	$143	$106	35%	$768	$699	10%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Group disability loss ratio	67.3%	68.4%	(1.1)	68.2%	69.3%	(1.1)
Group life loss ratio	80.2%	83.1%	(2.9)	83.7%	86.8%	(3.1)
Total loss ratio	70.2%	72.8%	(2.6)	72.5%	74.9%	(2.4)
Expense ratio [1]	24.0%	25.4%	(1.4)	24.4%	25.5%	(1.1)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net income margin	8.5%	5.4%	3.1	6.9%	3.9%	3.0
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	1.5%	2.3%	(0.8)	0.8%	2.5%	(1.7)
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	—	0.1%	0.1%	—
Income tax benefit	(0.3%)	(0.6%)	0.3	(0.2%)	(0.6%)	0.4
Core earnings margin	9.8%	7.2%	2.6	7.6%	5.9%	1.7

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net income increased in both the three and nine months ended September 30, 2023 due to the effect of higher fully insured ongoing premium, including a lower expense ratio, a lower loss ratio, and lower net realized losses. In addition, the nine month period was impacted by a decrease in net investment income.
Insurance operating costs and other expenses were higher for both the three and nine month periods primarily due to the effect of premium growth, including higher commissions and staffing costs, partially offset by incremental expense savings from Hartford Next and lower incentive compensation. The nine month period included increased investments in technology.
Fully Insured Ongoing Premiums
[1]Other of $88 and $102 for the three months ended September 30, 2022 and 2023 respectively, and $265 and $304 for the nine months ended September 30, 2022 and 2023 respectively, which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Fully insured ongoing premiums increased in both the three and nine month periods in group disability, life and other driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fully insured ongoing sales increased in both the three and nine month period. For the three month period, the increase was driven by group disability sales and for the nine month period, the increase was driven by group life sales.
Ratios
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Total loss ratio decreased 2.6 points in the three months ended September 30, 2023 compared to the prior year period reflecting lower group life and group disability loss ratios. The group life loss ratio decreased 2.9 points due to improved mortality trends. The group disability loss ratio decreased 1.1 points largely due to favorable long-term disability claim recoveries, partially offset by higher incidence in paid family leave and short-term disability products.
Total loss ratio decreased 2.4 points in the nine months ended September 30, 2023 compared to the prior year period reflecting lower group life and group disability loss ratios. The group life loss ratio decreased 3.1 points driven by a lower level of mortality compared to the prior year period. The group disability loss ratio decreased 1.1 points due to favorable long-term disability claim incidence and recoveries, partially offset by higher incidence in paid family leave and short-term disability products.
Expense ratio decreased in both the three and nine month periods driven by the effect of higher earned premiums, incremental expense savings from Hartford Next and lower incentive compensation, partially offset by higher staffing costs and, for the nine month period, increased investments in technology.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Fee income and other revenue	$248	$253	(2%)	$733	$803	(9%)
Net investment income	4	3	33%	11	5	120%
Net realized gains (losses)	(4)	(9)	56%	2	(31)	106%
Total revenues	248	247	—%	746	777	(4%)
Operating costs and other expenses	195	195	—%	585	631	(7%)
Total benefits, losses and expenses	195	195	—%	585	631	(7%)
Income before income taxes	53	52	2%	161	146	10%
Income tax expense [1]	12	11	9%	34	29	17%
Net income	$41	$41	—%	$127	$117	9%
Daily average Hartford Funds AUM	$128,786	$129,782	(1%)	$127,810	$138,843	(8%)
ROA [2]	12.7	12.6	1%	13.2	11.2	18%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains) excluded from core earnings, before tax	1.3	2.8	(54%)	(0.2)	3.0	(107%)
Effect of income tax expense (benefit)	—	(0.9)	100%	0.1	(0.7)	114%
ROA, core earnings [2]	14.0	14.5	(3%)	13.1	13.5	(3%)
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Mutual Fund and ETF AUM - beginning of period	$118,107	$115,406	2%	$112,472	$142,632	(21%)
Sales - Mutual Fund	4,610	5,808	(21%)	15,914	23,251	(32%)
Redemptions - Mutual Fund	(6,461)	(8,059)	20%	(20,477)	(28,046)	27%
Net flows - ETF	222	28	NM	499	137	NM
Net flows - Mutual Fund and ETF	(1,629)	(2,223)	27%	(4,064)	(4,658)	13%
Change in market value and other	(4,296)	(6,419)	33%	3,774	(31,210)	112%
Mutual Fund and ETF AUM - end of period	112,182	106,764	5%	112,182	106,764	5%
Third-party life and annuity separate account AUM	11,011	11,063	—%	11,011	11,063	—%
Hartford Funds AUM - end of period	$123,193	$117,827	5%	$123,193	$117,827	5%
Mutual Fund and ETF AUM by Asset Class

	As of September 30,
	2023	2022	Change
Equity - Mutual Funds	$74,306	$69,128	7%
Fixed Income - Mutual Funds	15,941	16,018	—%
Multi-Strategy Investments - Mutual Funds [1]	18,573	19,028	(2)%
Equity - ETF	1,900	1,598	19%
Fixed Income - ETF	1,462	992	47%
Mutual Fund and ETF AUM	$112,182	$106,764	5%
[1]Includes balanced, allocation and alternative investment products.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net income was unchanged for the three months ended September 30, 2023 as a decrease in net realized losses was offset by a decline in fee income net of variable expenses driven by lower daily average AUM.
Net income increased for the nine months ended September 30, 2023 primarily driven by net realized gains in 2023 compared to net realized losses in 2022, partially offset by a decrease in fee income net of variable expenses driven by a decrease in daily average AUM.
Hartford Funds AUM
September 30, 2023 compared to September 30, 2022
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $1.6 billion and $4.1 billion in the three and nine months ended September 30, 2023, respectively, compared to net outflows of $2.2 billion and $4.7 billion for the three and nine months ended September 30, 2022.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Fee income [1]	$10	$11	(9%)	$30	$37	(19%)
Other revenue	1	—	NM	2	1	100%
Net investment income	12	7	71%	30	13	131%
Net realized gains (losses)	(10)	(10)	—%	7	(56)	113%
Total revenues (losses)	13	8	63%	69	(5)	NM
Benefits, losses and loss adjustment expenses [2]	1	1	—%	5	5	—%
Insurance operating costs and other expenses [1]	27	12	125%	51	48	6%
Interest expense [3]	50	50	—%	150	163	(8%)
Restructuring and other costs	1	3	(67%)	4	10	(60%)
Total benefits, losses and expenses	79	66	20%	210	226	(7%)
Loss before income taxes	(66)	(58)	(14%)	(141)	(231)	39%
Income tax benefit [4]	(14)	(15)	7%	(39)	(58)	33%
Net loss	(52)	(43)	(21%)	(102)	(173)	41%
Preferred stock dividends	6	6	—%	16	16	—%
Net loss available to common stockholders	$(58)	$(49)	(18)%	$(118)	$(189)	38%
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net loss available to common stockholders
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net loss available to common stockholders increased for the three months ended September 30, 2023 primarily driven by a $14, before tax, capital-based state tax expense covering several years recorded in the 2023 period related to recently released guidance, partially offset by an increase in net investment income and lower restructuring costs.
Net loss available to common stockholders decreased for the nine months ended September 30, 2023 primarily due to a change from net realized losses in the 2022 period to net realized gains in the 2023 period, higher net investment income, lower interest expense, a loss on extinguishment of debt in the 2022 period and lower restructuring costs, partially offset by a $14, before tax, capital-based state tax expense covering several years recorded in the 2023 period related to recently released guidance.
Interest expense
Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Interest expense was flat for the three month period, and decreased for the nine month period due to the redemption of $600 in 7.875% junior subordinated debentures in April, 2022.

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
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2023 [1]

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
As of September 30, 2023, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
The Company also has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. Credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For the nine months ended September 30, 2023, the Company incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension and other postretirement benefit plans, and fee income derived from Hartford Funds AUM.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension and other postretirement benefit plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of average daily AUM and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
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

Fixed Maturities, AFS by Credit Quality
	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,452	$4,747	12.5%	$5,573	$5,025	13.9%
AAA	7,128	6,733	17.8%	6,171	5,824	16.1%
AA	7,528	6,959	18.3%	7,136	6,650	18.4%
A	10,182	9,273	24.4%	9,758	8,968	24.7%
BBB	9,592	8,561	22.6%	8,918	7,973	22.0%
BB & below	1,841	1,689	4.4%	1,977	1,791	4.9%
Total fixed maturities, AFS	$41,723	$37,962	100.0%	$39,533	$36,231	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2022, primarily due to net additions of corporate bonds and ABS, partially offset by a decrease in valuations as a result of higher interest rates. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2023						December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,356	$—	$—	$(40)	$2,316	6.1%	$1,538	$—	$—	$(41)	$1,497	4.1%
Other	860	—	—	(46)	814	2.1%	478	—	—	(34)	444	1.3%
CLO	3,066	—	3	(26)	3,043	8.0%	3,040	—	3	(102)	2,941	8.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,205	(12)	14	(162)	1,045	2.7%	1,268	(10)	14	(115)	1,157	3.2%
Bonds	2,194	—	—	(256)	1,938	5.1%	2,263	—	2	(228)	2,037	5.6%
Interest only	149	—	5	(13)	141	0.4%	184	—	5	(15)	174	0.5%
Corporate
Basic industry	990	—	1	(77)	914	2.4%	797	—	1	(64)	734	2.0%
Capital goods	1,543	—	1	(125)	1,419	3.7%	1,380	—	2	(117)	1,265	3.5%
Consumer cyclical	1,262	(4)	—	(102)	1,156	3.1%	1,100	—	—	(97)	1,003	2.8%
Consumer non-cyclical	2,300	—	4	(210)	2,094	5.5%	2,102	—	6	(188)	1,920	5.3%
Energy	1,222	—	2	(106)	1,118	3.0%	1,076	—	3	(92)	987	2.7%
Financial services	5,313	—	1	(463)	4,851	12.8%	4,923	—	8	(441)	4,490	12.4%
Tech./comm.	2,416	(1)	3	(261)	2,157	5.7%	2,312	(2)	9	(249)	2,070	5.7%
Transportation	783	—	1	(88)	696	1.8%	731	—	1	(81)	651	1.8%
Utilities	2,138	(3)	—	(246)	1,889	5.0%	1,871	—	3	(212)	1,662	4.6%
Other	410	—	—	(53)	357	0.9%	502	—	—	(51)	451	1.2%
Foreign govt./govt. agencies	614	—	—	(47)	567	1.5%	596	—	—	(49)	547	1.5%
Municipal bonds
Taxable	1,128	—	1	(164)	965	2.6%	1,062	—	2	(148)	916	2.5%
Tax-exempt	5,164	—	38	(481)	4,721	12.4%	5,656	—	91	(367)	5,380	14.9%
Residential Mortgage-Backed Securities ("RMBS")
Agency	2,040	—	—	(272)	1,768	4.7%	1,865	—	2	(196)	1,671	4.6%
Non-agency	2,316	—	—	(304)	2,012	5.3%	2,277	—	—	(312)	1,965	5.4%
Sub-prime	47	—	—	—	47	0.1%	72	—	—	—	72	0.2%
U.S. Treasuries	2,207	—	—	(273)	1,934	5.1%	2,440	—	—	(243)	2,197	6.1%
Total fixed maturities, AFS	$41,723	$(20)	$74	$(3,815)	$37,962	100.0%	$39,533	$(12)	$152	$(3,442)	$36,231	100.0%
Fixed maturities, FVO					$332						$333
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared with December 31, 2022, primarily due to net additions of corporate bonds and ABS, partially offset by a decrease in valuations as a result of higher interest rates. The Company primarily increased holdings of financial services, utilities, consumer non-cyclical, and basic industry corporate bonds and consumer loans, while primarily decreasing holdings of tax-
exempt municipal bonds and U.S. treasuries.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of September 30, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$—	$—	$1,205	$1,045	$—	$—	$—	$—	$—	$—	$1,205	$1,045
Bonds	871	794	556	484	382	322	155	125	230	213	2,194	1,938
Interest Only	83	78	59	57	—	—	7	6	—	—	149	141
Total CMBS	954	872	1,820	1,586	382	322	162	131	230	213	3,548	3,124
RMBS
Agency	—	—	2,040	1,768	—	—	—	—	—	—	2,040	1,768
Non-Agency	1,245	1,086	513	456	336	280	207	179	15	11	2,316	2,012
Sub-Prime	2	2	14	14	4	4	9	9	18	18	47	47
Total RMBS	1,247	1,088	2,567	2,238	340	284	216	188	33	29	4,403	3,827
Total CMBS & RMBS	$2,201	$1,960	$4,387	$3,824	$722	$606	$378	$319	$263	$242	$7,951	$6,951

Exposure to CMBS & RMBS Bonds as of December 31, 2022
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,264	$1,154	$4	$3	$—	$—	$—	$—	$—	$—	$1,268	$1,157
Bonds	908	840	568	504	424	370	138	116	225	207	2,263	2,037
Interest Only	101	96	74	70	—	—	8	7	1	1	184	174
Total CMBS	2,273	2,090	646	577	424	370	146	123	226	208	3,715	3,368
RMBS
Agency	1,845	1,652	20	19	—	—	—	—	—	—	1,865	1,671
Non-Agency	1,166	1,036	501	428	353	288	236	198	21	15	2,277	1,965
Sub-Prime	3	3	21	21	10	10	9	9	29	29	72	72
Total RMBS	3,014	2,691	542	468	363	298	245	207	50	44	4,214	3,708
Total CMBS & RMBS	$5,287	$4,781	$1,188	$1,045	$787	$668	$391	$330	$276	$252	$7,929	$7,076
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
As of September 30, 2023, the credit quality of agency-backed CMBS and RMBS changed from AAA to AA+ due to a downgrade of U.S. government-sponsored enterprises by Fitch in August of 2023.
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
As of September 30, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.0 billion, with an ACL of $46. As of December 31, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $6.0 billion, with an ACL of $36. The increase in the allowance is primarily attributable to revised economic scenarios, lower property valuations, and overall weaker real estate fundamentals.
The Company funded $425 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 6.9% during the nine months ended September 30, 2023. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2023, or December 31, 2022.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$831	$771	AA	$863	$838	AA
Pre-refunded [1]	207	208	AA+	235	242	AAA
Revenue
Transportation	1,335	1,213	A+	1,435	1,342	A+
Health Care	988	838	A+	1,132	1,012	A+
Leasing [2]	708	635	AA-	714	659	AA-
Education	531	486	AA	601	572	AA
Water & Sewer	378	339	AA	411	384	AA
Power	275	254	A	280	268	A
Sales Tax	242	224	AA	304	295	AA
Housing	159	142	AA+	73	62	AA-
Other	638	576	A+	670	622	A+
Total Revenue	5,254	4,707	AA-	5,620	5,216	AA-
Total Municipal	$6,292	$5,686	AA-	$6,718	$6,296	AA-
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
As of September 30, 2023, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2022, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 11% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(12)	(2.5%)	$47	11.3%	$(39)	(2.8%)	$186	17.1%
Private equity funds	55	12.8%	28	7.6%	115	9.5%	159	16.4%
Other funds	9	7.8%	4	5.2%	24	7.3%	17	7.7%
Other alternative investments [2]	20	15.9%	(17)	(13.0%)	30	8.3%	(16)	(4.1%)
Total	$72	6.3%	$62	6.3%	$130	4.0%	$346	13.0%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,918	41.1%	$1,713	41.0%
Private equity funds	1,787	38.3%	1,565	37.5%
Other funds	443	9.5%	413	9.9%
Other alternative investments [1]	516	11.1%	486	11.6%
Total	$4,664	100.0%	$4,177	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $3.8 billion as of September 30, 2023, and have increased $0.4 billion from December 31, 2022, primarily due to a decrease in valuations as a result of higher interest rates. As of September 30, 2023, $2.5 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $1.3 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, RMBS, and CMBS that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	697	$5,108	$—	$(115)	$4,993	200	$786	$—	$(15)	$771
Greater than three to six months	419	3,344	—	(118)	3,226	809	6,175	—	(234)	5,941
Greater than six to nine months	147	928	—	(65)	863	1,024	7,598	—	(561)	7,037
Greater than nine to eleven months	37	106	—	(8)	98	1,859	12,994	(6)	(1,510)	11,478
Twelve months or more	3,720	29,463	(13)	(3,509)	25,941	1,044	8,218	(6)	(1,122)	7,090
Total	5,020	$38,949	$(13)	$(3,815)	$35,121	4,936	$35,771	$(12)	$(3,442)	$32,317

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	317	$2,950	$(2)	$(664)	$2,284	98	$543	$—	$(116)	$427
Greater than three to six months	71	485	(3)	(120)	362	215	2,021	—	(490)	1,531
Greater than six to nine months	37	291	—	(77)	214	89	791	—	(253)	538
Greater than nine to eleven months	10	48	—	(13)	35	7	34	(2)	(14)	18
Twelve months or more	165	1,444	—	(475)	969	17	5	(1)	(2)	2
Total	600	$5,218	$(5)	$(1,349)	$3,864	426	$3,394	$(3)	$(875)	$2,516

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2023
For the three and nine months ended September 30, 2023, the Company recorded net credit losses of $5 and $13, respectively. The net credit losses were primarily attributable to increases in the ACL of $5 and $11, respectively, related to three below investment grade corporate issuers. For the three and nine months ended September 30, 2023, unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI") were $0 and $4, respectively. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
There were no intent-to-sell impairments in the three and nine months ended September 30, 2023.
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
Three and nine months ended September 30, 2022
For the three and nine months ended September 30, 2022, the Company recorded net credit losses of $3 and $15, respectively. The net credit losses were primarily attributable to increases in the ACL of $6 and $7, respectively, on CMBS where projected cash flows are lower due to faster prepayments on underlying loans, and $2 and $4, respectively, related to a private corporate issuer. The increases for both periods were partially offset by reversals of the ACL primarily on issuers with exposure to Russia, due to increases in fair market value and one issuer that has since been recognized as an intent-to-sell impairment. Unrealized losses on securities with an ACL recognized in other comprehensive income were $6 for both the three and nine months ended September 30, 2022.
Intent-to-sell impairments were $2 and $5 for the three and nine months ended September 30, 2022, respectively, related to an issuer with exposure to Russia that had an ACL in prior periods and, for the nine month period, one corporate issuer in the financial services sector.
ACL on Mortgage Loans
Three and nine months ended September 30, 2023
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
For the three and nine months ended September 30, 2023, the Company recorded an increase in the ACL on mortgage loans of $5 and $10, respectively. The increase in the allowance is primarily attributable to lower property valuations and overall weaker real estate fundamentals. The Company did not record an ACL on any individual mortgage loans.
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2023:
•Approximately $1.0 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of September 30, 2023, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the nine months ended September 30, 2023:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $1.1 billion of net dividends from the Company's property and casualty insurance subsidiaries through September 30, 2023;
•Group Benefits - HFSG Holding Company received $333 in dividends from Hartford Life and Accident Insurance Company ("HLA") through September 30, 2023; and
•Hartford Funds - HFSG Holding Company received $93 in dividends from Hartford Funds through September 30, 2023.

Expected liquidity requirements for the next twelve months as of September 30, 2023:
•$194 of interest on debt. See Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$560 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of September 30, 2023:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2022 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the nine months ended September 30, 2023, the Company repurchased 14.6 million common shares for $1.05 billion under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of September 30, 2023, the Company has $1.7 billion remaining for equity repurchases under the share repurchase program. During the period October 1, 2023 through October 25, 2023, the Company repurchased approximately 1.7 million common shares for $122.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2023:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 19, 2023	September 1, 2023	October 3, 2023	$0.425
October 26, 2023	December 1, 2023	January 3, 2024	$0.470
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 19, 2023	November 1, 2023	November 15, 2023	$375.00
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
Through the first nine months of 2023, HFSG Holding Company received $1.5 billion of net dividends from its subsidiaries, including $333 from HLA, $93 from Hartford Funds and $1.1 billion from its P&C subsidiaries, excluding $75 of P&C dividends that were subsequently contributed to P&C subsidiaries and $37 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission on February 22, 2022 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding shelf registrations, Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of September 30, 2023, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
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
As of September 30, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2023, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2022 Form 10-K Annual Report.
Lloyd's Letter of Credit Facilities
The Hartford has entered into a committed credit facility agreement with a syndicate of lenders (the "Club Facility"). The Club Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($96 as of September 30, 2023) commitment. As of September 30, 2023, letters of credit with aggregate face amounts of $74 and £79 million ($96), respectively, were outstanding under the Club Facility.
Among other covenants, the Club Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of September 30, 2023, The Hartford was in compliance with all financial covenants of the facility.
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
As of September 30, 2023, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of September 30, 2023
Fixed maturities	$30,336
Short-term investments	1,752
Cash	91
Less: Derivative collateral	38
Total	$32,141
Property & Casualty operations invested assets also include $466 in equity securities, $4.4 billion in mortgage loans and $3.7 billion in limited partnerships and other alternative investments.

Group Benefits
As of September 30, 2023
Fixed maturities	$7,777
Short-term investments	317
Cash	10
Less: Derivative collateral	10
Total	$8,094
Group Benefits invested assets also include $98 in equity securities, $1.6 billion in mortgage loans and $984 in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
adjustment expenses as of September 30, 2023 were $33.5 billion and net of reinsurance were $27.0 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2022 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of A&E claims.
Group Benefits reserves as of September 30, 2023 were $8.9 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2022 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 Reserve for Future Policy Benefits and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2022 Form 10-K Annual Report. Due to the
significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $397 as of September 30, 2023 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10, Reserve for Future Policy Benefits and Note 11, Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of September 30, 2023, Hartford Funds cash and short-term investments were $253.
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
|CAPITALIZATION

Capital Structure
	September 30, 2023	December 31, 2022	Change
Long-term debt	$4,361	$4,357	—%
Total debt	4,361	4,357	—%
Common stockholders' equity excluding AOCI, net of tax	17,523	17,183	2%
Preferred stock	334	334	—%
AOCI, net of tax	(4,178)	(3,841)	(9%)
Total stockholders’ equity	13,679	13,676	—%
Total capitalization	$18,040	$18,033	—%
Debt to stockholders’ equity	32%	32%
Debt to capitalization	24%	24%
Total capitalization increased $7 as of September 30, 2023 compared to December 31, 2022 primarily due to net income in excess of common stockholder dividends in the period, mostly offset by share repurchases and a increase in net unrealized losses on fixed maturities, AFS.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 16 - Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For
additional information on debt, see Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2022 Form 10-K Annual Report.
|CASH FLOW

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$2,593	$2,924
Net cash used for investing activities	$(1,266)	$(705)
Net cash used for financing activities	$(1,493)	$(2,253)
Cash and restricted cash– end of period	$181	$285
Cash provided by operating activities decreased in 2023 as compared to the prior year period primarily driven by an increase in P&C loss and loss adjustment expenses paid, including the $787 million payment to the BSA on April 20, 2023, higher operating expenses, including increased commissions and staffing costs, a decrease in partnership cash distributions and higher taxes paid, partially offset by an increase in P&C and Group Benefits premiums received and lower Group Benefits loss and loss adjustment expenses paid.
Cash used for investing activities increased in 2023 as a result of an increase in net payments for fixed maturities, a decrease in proceeds from short term investments, and a change from net proceeds from to net payments for derivatives, partially offset by a change from net payments to net proceeds from equity securities, a decrease in net payments for mortgage loans, and a decrease in net payments for partnerships.
Cash used for financing activities decreased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, and a decrease in share repurchases in 2023.
Operating cash flows for the nine months ended September 30, 2023 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of October 25, 2023
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2023	$12,111	$2,571	$14,682
Statutory income	1,259	446	1,705
Dividends to parent	(1,049)	(333)	(1,382)
Other items	(47)	(56)	(103)
Net change to U.S. statutory capital	163	57	220
U.S statutory capital at September 30, 2023	$12,274	$2,628	$14,902
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

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2023.
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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended September 30, 2023 are set forth below. During the period from October 1, 2023 to October 25, 2023, the Company repurchased 1.7 million shares for $122.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2023
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
July 1, 2023 - July 31, 2023	1,782,193	$73.65	1,772,879	$1,919
August 1, 2023 - August 31, 2023	2,102,650	$73.02	2,063,247	$1,769
September 1, 2023 - September 30, 2023	991,681	$73.15	988,737	$1,698
Total	4,876,524	$73.27	4,824,863
[1]Includes 51,661 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $73.18 in employee tax withholding obligations related to net share settlements in the three months ended September 30, 2023.
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

Item 5.
OTHER INFORMATION
On September 15, 2023, Christopher J. Swift, CEO and Chairman, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Trading Plan”) for the potential exercise of vested stock options and the associated sale of up to 301,887 shares of the
Company’s common stock between December 15, 2023 and March 3, 2025 (or the date on which all shares have been sold) subject to certain conditions. The options covered by the Trading Plan were granted to Mr. Swift in 2015 and are scheduled to expire on March 3, 2025.

|

Part II - Item 6. Exhibits

Item 6.
EXHIBITS
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 26, 2023	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)