Form 10-K
period 2023-12-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2024-02-23
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(860) 547-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HIG	The New York Stock Exchange
6.10% Senior Notes due October 1, 2041	HIG 41	The New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of 6.000% Non-Cumulative Preferred Stock, Series G, par value $0.01 per share	HIG PR G	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
None

Indicate by check mark:
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☑
•	whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
•	whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☑	No	☐
•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

•	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $22 billion, based on the closing price of $72.02 per share of the Common Stock on the New York Stock Exchange on June 30, 2023.
As of February 22, 2024, there were outstanding 297,350,060 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
[a] The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
[b] See Index to Consolidated Financial Statements and Schedules elsewhere herein.
[c] The information called for by Item 11 will be set forth in the Proxy Statement under the subcaptions "Compensation Discussion and Analysis", "Executive Compensation Tables", "Director Compensation", "Report of the Compensation and Management Development Committee", "Pay Versus Performance" and "CEO Pay Ratio" and is incorporated herein by reference.
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
◦technological changes, including usage-based methods of determining premiums, advancements in certain emerging technologies, including machine learning, predictive analytics, “big data” analysis or other artificial intelligence functions, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing;
◦the Company's ability to market, distribute and provide insurance products and investment advisory services through current and future distribution channels and advisory firms;
◦the uncertain effects of emerging claim and coverage issues;
◦political instability, politically motivated violence or civil unrest, which may increase the frequency and severity of insured losses;
◦the ongoing effects of COVID-19, including exposure to COVID-19 business interruption property claims and the possibility of a resurgence of COVID-19 related losses in Group Benefits;
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

|

Table of Contents	Index to Business
Part I - Item 1. Business

Item 1.
BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Financial Services Group, Inc. ("HFSG") (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, group benefits insurance and services, and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. As of December 31, 2023, total assets and total stockholders’ equity of The Hartford were $76.8 billion and $15.3 billion, respectively.
ORGANIZATION
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses and is considered a leading property and casualty and group benefits insurer. The Hartford Stag logo is one of the most recognized symbols in the financial services industry.
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
PURPOSE AND STRATEGIC PRIORITIES
The Hartford’s mission is to provide people with the support and protection they need to pursue their unique ambitions, seize opportunity, and prevail through unexpected challenge. Our strategy to maximize value creation for all stakeholders focuses on advancing underwriting excellence, emphasizing digital capabilities, maximizing distribution channels, optimizing organizational efficiency, and embedding sustainability principles into our business to drive value creation while impacting society at large.
We endeavor to maintain and enhance our position as a market leader by leveraging our core strengths of underwriting excellence, risk management, claims, product development and distribution. We are investing in end-to-end transformation, advancing data, analytics, and digital capabilities across the organization to improve customer experience and strengthen our existing competitive advantages.
An ethical, people-oriented, and performance-driven culture drives our values. We are committed to maintaining and enhancing our inclusive culture and are proud of our reputation for ethics and integrity.

|

Table of Contents	Index to Business
Part I - Item 1. Business

Strategic Priorities
Our strategy remains consistent and we are focused on the following priorities across our businesses:
•Advancing leading underwriting capabilities across our portfolio to offer expanded products and services;
•Embracing a culture of growth and innovation and cross-enterprise collaboration;
•Emphasizing digital capabilities and data science that enhance the customer experience and improve underwriting and claims decision making;
•Maximizing distribution channels and product breadth to increase market share;
•Optimizing organizational efficiency with a focus on continuous improvement;
•Balancing use of excess capital for growth initiatives, investments in the business, and return to stockholders through dividends and share repurchases; and
•Continuing to advance sustainability leadership in order to attract and retain top talent and enhance value to stockholders. For more information on retaining and attracting talent through our diversity, equity and inclusion ("DEI") initiatives, refer to the Human Capital Resources section of Part 1, Item 1.
Within our businesses, in 2024 we will continue to pursue objectives specific to each, including:
Commercial Lines
•Maintaining underwriting and pricing discipline across property and liability lines of business;
•Continuing to broaden our underwriting capabilities, product breadth, and risk appetite, increasing the cross-sell of global specialty product lines to customers of small commercial and middle & large commercial, and growing specialized verticals in middle & large commercial;
•Accelerating use of data and digital technology, including artificial intelligence, and voice of customer to drive a best-in-class experience;
•Enabling improved risk selection and portfolio decisions through data science and analytics; and
•Expanding distribution to match customers’ preferred access points.
Personal Lines
•Regaining competitive momentum through the continued rollout of our new automobile and homeowners product and platform, Prevail, which is tailored to the mature market and includes digital service capabilities that provide real time transaction support;
•Continue addressing higher loss cost trends through pricing and underwriting actions;
•Increasing new business in AARP Direct through direct marketing initiatives; and
•Expanding use of telematics and investing in digital technology capabilities, including artificial intelligence.

|

Table of Contents	Index to Business
Part I - Item 1. Business
Group Benefits
•Grow revenues in all customer segments with an emphasis on employer groups with under 500 lives;
•Expanding absence/leave management capabilities and pursuing product and service innovation to meet the rapidly evolving needs of employers and employees;
•Continuing to grow market share of voluntary product offerings, including supplemental health coverage, as well as new state paid family and medical leave;
•Investing in technology that enhances the overall customer experience, supported by easy and accurate operations processes; and
•Advancing data and technology capabilities, including artificial intelligence, to unlock process improvement and enable agility.
Hartford Funds
•Driving organic growth by focusing on key distribution channels and optimizing our product and distribution teams; and
•Working with subadvisors to launch innovative products that meet the needs of financial advisors and their clients.
REPORTING SEGMENTS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.
2023 Revenues of $24,527 by Segment
[1]Includes Revenue of $62 for Property & Casualty Other Operations and $114 for Corporate.
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

|

Table of Contents	Index to Business
Part I - Item 1. Business

|COMMERCIAL LINES
2023 Earned Premiums of $11,641 by Line of Business

2023 Earned Premiums of $11,641 by Product
Principal Products and Services

Automobile	Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.
Property	Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery.
General Liability	Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability and provides replacement of lost income due to an event that interrupts business operations.
Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both property and general liability damages.
Workers' Compensation	Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.
Professional Liability	Covers liability arising from directors and officers acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.
Bond	Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance ("CPRI") offered to clients with global operations.
Assumed Reinsurance	Includes assumed reinsurance of property, liability, surety, credit and political, marine and agriculture risks throughout the world but principally in Europe and the Americas. Business principally provides cover on broad books of business (i.e. treaty), as opposed to individual risks (i.e. facultative).

|

Table of Contents	Index to Business
Part I - Item 1. Business
Through its three lines of business, small commercial, middle & large commercial, and global specialty, Commercial Lines offers its products and services to businesses in the United States ("U.S.") and internationally. Commercial Lines generally consists of products written for small businesses and middle market companies as well as national and multi-national accounts, largely distributed through retail agents and brokers, wholesale agents and global and specialty insurance and reinsurance brokers. The majority of Commercial Lines written premium is generated by small commercial and middle market lines, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics. Small commercial and middle market lines within middle & large commercial are generally referred to as standard commercial lines.
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
Middle & large commercial business provides insurance coverages to medium-sized and national accounts businesses, which are companies whose payroll, revenue and property values exceed the small business definition. In addition to offering standard commercial lines products, including workers' compensation, property, general liability and commercial automobile products, middle & large commercial includes program business which provides tailored programs, primarily to customers with common risk characteristics. On national accounts, a significant portion of the business is written through large deductible programs. Other programs written within middle & large commercial are retrospectively-rated where the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Also within middle & large commercial, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience. In addition, through business partners, middle & large commercial offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas.
Lines of business written by small commercial and middle & large commercial are subject to rate regulation and written pricing increases or decreases that are partly in response to loss cost trends. Workers’ compensation rates are based on loss experience and are informed by data submitted through the National Council on Compensation Insurance ("NCCI"). Workers’ compensation rates have been under downward pressure for the industry due to favorable loss cost trends in recent years, including due to lower claim frequency that occurred during the pandemic.
Global specialty provides a variety of customized insurance products, including property, liability, marine, professional liability, and bond. The vast majority of the business written by our Navigators Group insurance subsidiaries is reported in the global specialty business unit.
Marketing and Distribution
Commercial Lines provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and, to a lesser extent, overseas, principally in the United Kingdom. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and global and specialty insurance and reinsurance brokers, with business also sold direct-to-consumer. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations. As the sole corporate member of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s of London ("Lloyds") market.
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
Middle & Large Commercial
Middle & large commercial business is considered “higher touch” and involves highly specialized expertise, including individual underwriting and pricing decisions. Competition in this

|

Table of Contents	Index to Business
Part I - Item 1. Business
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
Within this competitive environment, The Hartford is continuing to invest in its underwriting systems and capabilities, including investing in speed to market solutions for the lower end of middle market, enhancing its digital experience, leverage its sales and underwriting talent and expand its use of data analytics and third party data to make risk selection and pricing decisions as the firm pursues responsible growth strategies to deliver target returns. In product development and related areas such as claims and risk engineering, the Company has expanded its capabilities in industry verticals, such as energy, construction, media arts & entertainment, technology and life sciences.
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, including marine, property, excess casualty, professional liability, bond and assumed reinsurance in the U.S and London markets. Global specialty writes many surplus lines of business which are lines of business not written through standard products licensed or admitted in a state. In recent years, surplus lines have accounted for a significant portion of the total U.S. property and casualty commercial market, and The Hartford continues to grow its surplus book of business.
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
Global specialty also writes business in the London market via its Lloyd’s syndicate platform. The Lloyd’s platform is comprised of over 50 syndicates and 350 brokers, who benefit from the ability to write risks in over 200 countries using Lloyd’s international licenses. The Lloyd’s platform has shifted from remediation to growth in recent years, as the market emerged from consecutive underwriting losses, returning to more profitable underwriting conditions in recent years. Lloyd’s is regulated by the Financial Conduct Authority ("FCA") and Prudential Regulatory Authority ("PRA") in the U.K. For further discussion, see Part II, Item 7, MD&A - Capital Resources and Liquidity.

|

Table of Contents	Index to Business
Part I - Item 1. Business

|PERSONAL LINES
2023 Earned Premiums of $3,087 by Line of Business

2023 Earned Premiums of $3,087 by Product
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
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, mostly through a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.9 billion, $2.7 billion and $2.7 billion in 2023, 2022 and 2021, respectively. The AARP relationship provides The Company with a competitive advantage to capitalize on the continued growth of the over age 50 population.
The Company continues to roll out its new cloud-based product and platform, Prevail, on a state by state basis, and was in 39 states as of December 2023. Prevail is tailored to the mature market and includes digital service capabilities that provide real time transaction support. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures are being updated through the introduction of Prevail. Personal Lines works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
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

|

Table of Contents	Index to Business
Part I - Item 1. Business
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
Competition
The personal lines automobile and homeowners insurance markets are highly competitive. However, in 2023, many personal lines insurance companies reduced marketing spend and implemented non-rate actions to reduce new business production while working to achieve adequate rate. Personal lines insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage. Larger carriers have the advantage of economies of scale with the top ten personal lines insurers accounting for approximately 70% of market share.
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
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company continues to invest in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing. Many carriers, including The Hartford, continue to invest in telematics capabilities to enable better risk selection and pricing segmentation in response to changes in driving patterns. Currently in the states where the Prevail product has rolled out, The Hartford offers its telematics program, TrueLane, which uses a mobile app solution to offer discounts for good driving behavior based on such attributes as braking, speed, distracted driving, and acceleration.
Also, new automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, contributing to increasing average claim severity.
In 2023, inflation continued to impact the industry. Supply chain pressures, advanced vehicle technology, body shop capacity, and a tight labor market have increased the cost of automobile repairs. In addition, a tight labor market and inflation on material prices increased the cost to repair homes.

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

|

Table of Contents	Index to Business
Part I - Item 1. Business

|GROUP BENEFITS
2023 Premiums and Other Considerations of $6,515
Principal Products and Services

Group Life	Typically is term life insurance provided in the form of a yearly renewable policy. Other life coverages in this category include accidental loss of life and severe injury benefits and business travel accident insurance.
Group Disability
Typically comprised of short-term disability, long-term disability, and paid family leave plans that pay a percentage of an employee’s salary for a period of time if they are ill or injured and cannot perform the duties of their job. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. The Company also earns fee income from leave management services for federal, state and employer family and medical leave and workplace accommodation programs, as well as the administration of employer self-funded disability plans.

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
Statutory paid family leave ("PFL") and paid family and medical leave ("PFML") programs are a source of growth as the Company offers fully insured coverage or administers self-insured coverage for some of these programs. As of 2023, thirteen states and the District of Columbia have enacted mandated PFL or PFML programs. Alabama, Arkansas, Florida,
New Hampshire, Tennessee, Texas, Vermont, and Virginia have also created opt-in paid leave programs, and additional states are considering adopting PFL or PFML programs.
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

|

Table of Contents	Index to Business
Part I - Item 1. Business
Competition
Group Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. The market for group benefits continues to grow as COVID-19 drove new demand for employee benefits among both employees and employers for addressing mental health, wellness, and caregiving costs.
In order to differentiate itself, Group Benefits uses its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors include the extent of products offered, price, the quality of customer and claims handling services, digital capabilities, and the Company's relationship with third-party distributors and private exchanges. Active price competition continues in the marketplace, resulting in multi-year rate guarantees being offered to customers. Top tier insurers in the marketplace also offer on-line and self-service capabilities to third party distributors and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides a competitive advantage over smaller competitors.
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
We offer our voluntary products including critical illness, accident and hospital indemnity coverage to employees through our Employee Choice Benefits programs. The Company's enhanced enrollment and marketing tools, such as My Tomorrow©, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.
In addition to providing group disability, leave management and life insurance, we offer integrated claim, leave and benefits administration with The Hartford's Ability Advantage platform.

|HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $131,025 as of December 31, 2023

Exchange-Traded Funds ("ETF")
$3,899
3%
Third-party life and annuity separate accounts
$11,709
9%
Mutual Fund
$115,417
88%

Mutual Fund AUM of $115,417 as of December 31, 2023

Fixed income
$16,773
14%
Multi-strategy investments
$19,292
17%
Equity
$79,352
69%

|

Table of Contents	Index to Business
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

Third-party life and annuity separate accounts under management	Relates to assets of the life and annuity business sold in May 2018 that are still managed by the Company's Hartford Funds segment.
The Hartford Funds segment provides investment management, administration, product distribution and related services to investors through a diverse set of investment products in domestic markets. Hartford Funds' comprehensive range of products and services assist clients in achieving their desired investment objectives. AUM are separated into three distinct categories referred to as mutual funds, ETFs and third-party life and annuity separate accounts under management.
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

|CORPORATE
The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third-party assets. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution. For discussion of this sale, see Part II, Item 7, MD&A — The Hartford's Operations.

|

Table of Contents	Index to Business
Part I - Item 1. Business
RESERVES
Total Reserves as of December 31, 2023 [1]
[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $484 and $638, respectively, of which $312 and $408, respectively, relate to the Group Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses ("LAE") includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Group Benefits.
Total Property & Casualty Reserves as of December 31, 2023

Personal Lines
$2,068
6%
P&C Other
Operations
$2,795
8%
Commercial Lines
$29,181
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
Total Group Benefits Reserves as of December 31, 2023 [1]
[1]Includes short duration contract reserves of $157 for short-term disability and $38 of supplemental health as well as reserves for future policy benefits that include $223 of paid up life reserves and policy reserves on life policies, $71 of reserves for conversions to individual life and $18 of other reserves.
Group Benefits reserves include unpaid loss and loss adjustments expenses for long-term disability ("LTD"), group life and other lines of business as well as reserves for other policyholder funds and reserves for future policy benefits. Other policyholder funds and benefits payable represent deposits from policyholders, including policyholders of short-duration insurance contracts, where the Company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the Company is subject to insurance, interest rate, and investment risk. On January 1, 2023, the Company adopted the Financial Accounting Standards Board's ("FASB") updated guidance on accounting for long duration insurance contracts, which was applied on a modified retrospective basis as of January 1, 2021. For additional information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
Discussion of The Hartford's Group Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Group Benefit LTD Reserves, Net of Reinsurance. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Business
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
Geographic Distribution of Earned Premium
(% of total)

Location	Commercial Lines	Personal Lines	Group Benefits	Total
California	8%	2%	2%	12%
New York	5%	1%	3%	9%
Texas	5%	1%	2%	8%
Florida	3%	1%	2%	6%
All other [1]	34%	10%	21%	65%
Total	55%	15%	30%	100%
[1]No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2023.
CLAIMS ADMINISTRATION FOR P&C AND GROUP BENEFITS
Claims administration includes functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 6,700 claim employees including, among others, claim adjusters, appraisers, attorneys, doctors, nurses, behavioral health specialists, investigators and data analytics professionals as well as training, management, and support staff. The Company contracts with a select number of approved regional, national and international suppliers to enhance claim capabilities and business resiliency.
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

|

Table of Contents	Index to Business
Part I - Item 1. Business
investment strategies for The Hartford's investment portfolio, as well as for The Hartford's pension plan and institutional clients.
As of December 31, 2023 and 2022, the fair value of HIMCO’s total assets under management was approximately $108.5 billion and $108.9 billion, respectively, including $50.3 billion and $53.7 billion, respectively, that were held in HIMCO managed third party accounts and $3.8 billion and $3.7 billion, respectively, that support the Company's pension and other postretirement benefit plans.
Management of The Hartford's Investment Portfolio
HIMCO manages the Company's investment portfolios to maximize economic value, ensure sufficient funding of the Company's liabilities, and achievement of enterprise financial objectives while remaining within acceptable risk tolerances. Portfolio objectives and guidelines are developed based upon the asset/liability profile, including timing and amount of claim payment obligations, investment return opportunity, and risk characteristics. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching, and active portfolio management which may include the use of derivatives. Risk tolerances considered include, but are not limited to, asset sector exposure limits, credit issuer allocation limits, portfolio quality constraints including maximum exposure to below investment grade holdings, and interest rate duration limits. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
The Hartford's Investment Portfolio of $55.9 billion as of December 31, 2023
ENTERPRISE RISK MANAGEMENT
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
The extent of financial services regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Foreign financial services providers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. Our International operations include a Lloyd’s Syndicate which is required to meet the minimum market standards set by Lloyd’s, as well as UK PRA and UK FCA regulatory requirements. Consistent with the U.K.'s current interpretation of Solvency II, both Lloyd’s and the PRA focus on the adequacy of capital held and solvency of an insurer against the risk profile and management of the authorized insurer in setting capital requirements.

|

Table of Contents	Index to Business
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
HUMAN CAPITAL RESOURCES
The Hartford has approximately 18,700 employees as of December 31, 2023.
Management, including the CEO and Chief Human Resources Officer ("CHRO"), establishes the hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement measures (including employee survey results) and the demographics of the Company's workforce. The Board's Audit Committee receives an annual review of the Company's key employee relations measures. In addition, the Board’s Compensation and Management Development Committee (“Compensation Committee”) is responsible for reviewing performance and approving compensation paid to senior executives, and, among other things, the oversight of succession and continuity planning for the CEO and other senior executives, setting the Company's executive compensation policy and administering the Company's Clawback Policy for senior executives. The Compensation Committee also receives updates on DEI initiatives and the results of the Company's annual pay equity analysis. Our Human Resources team, led by our CHRO, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support and counseling they provide to our leaders, managers and employees, the Human Resources team also monitors key indicators to keep a pulse on trends across our employee population including strategic workforce planning, employee engagement, employee relations matters, career mobility, talent acquisition and development, and retention.
Talent Attraction, Retention and Development
The Hartford prioritizes sustaining a workforce that values all aspects of diversity and maintains an inclusive and equitable work environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We believe that the combination of a workforce and culture that actively embrace different experiences, perspectives and insights results in better decisions, outcomes and experiences for both our customers and employees. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop the best talent in the industry.
Our commitment to a robust talent pipeline starts at the top. The Board of Directors engages with the Compensation Committee annually to review senior executive level talent, consider key emerging executive talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual talent review process across our organization each year.
In 2023, we achieved top quartile employee engagement and performance enablement scores, as measured by independent third party surveys, through continued focus on leader effectiveness, collaboration, innovation and risk-taking, career growth, belonging and well-being.
To keep pace with the evolving expectations of employees and external candidates, we focus on a broad array of actions, including:
•Providing career growth and development opportunities aligned to our strategies through our strategic workforce plans, executive, professional and front-line recruitment, training, development, internal mobility and job progression, and retention strategies; and
•Holding leaders accountable for their progress against human capital goals that include development, engagement, retention and business line-specific DEI goals which are reviewed periodically by the CEO and executive leadership team.

|

Table of Contents	Index to Business
Part I - Item 1. Business
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
Pay and Benefits
Compensation and Pay Equity
We offer competitive pay and benefits to our employees, with performance-based variable compensation making up a larger share of the total compensation paid to executives in the organization. Variable compensation for the majority of employees includes an annual bonus plan. Our executives also receive long-term incentive awards. Annual bonus payouts are informed by whether the Company achieves core earnings (as adjusted for compensation purposes) above or below a target level that is determined from the annual operating plan set at the beginning of each year and reviewed and approved by the Compensation Committee. Long-term incentive awards include restricted stock units, performance shares and, for the most senior executives, stock options. Additional information about The Hartford’s variable compensation programs is provided in the Company’s Proxy Statement.
We use an independent third party to conduct statistical pay equity analyses for the vast majority of our U.S. employees each year – a three-step process that includes analysis before, during and after the annual compensation planning cycle. This enables us to identify unexplained pay disparities, conduct additional research to determine reasons for these differences and take appropriate actions to address the disparities if necessary.
The Compensation Committee is updated annually on our pay equity processes and results.
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
•Paid time off ("PTO") with at least 25 days of annual eligibility to start;
•Paid holidays;
•Flexible work schedules, including remote work arrangements;
•Tuition reimbursement;
•Family medical leave;
•Parental leave;
•Travel reimbursement to access medical services in other locations as needed;
•Adoption support program;
•Organ and bone marrow donation leave policy; and
•Employee assistance program.
The Company also offers a medical advocacy program and well-being programs including nutrition counseling, weight management, fitness reimbursement and more.
Diversity, Equity and Inclusion
The Hartford is committed to being an insurance industry leader in advancing diversity. We do this by creating an equitable and inclusive work environment, which enables us to attract, retain and leverage top talent to meet our business goals, and by partnering with organizations across the industry to collaborate on initiatives and share best practices. We are committed to ethical conduct and a bias-free workplace for all employees as we build, enhance and sustain an inclusive and supportive culture.

|

Table of Contents	Index to Business
Part I - Item 1. Business
We are transparent about our DEI commitments and goals and take a whole-company approach to ensure we make meaningful progress toward them.
We enable our Unit leaders to model and foster a commitment to DEI and to make progress against those DEI goals, within established legal and other parameters. Each business and functional area, with oversight by the Human Resources function, creates and implements DEI plans with specific initiatives, consistent with equal employment opportunity principles. This enables the Company’s units to customize their DEI focus while still ensuring that all employment decisions are made based on merit and without regard to protected traits, like race and gender. Leaders meet with the CEO throughout the year to review progress against those goals and their results are considered as part of a broad annual performance assessment process.
We continue to invest in and accelerate a wide range of strategies to attract, retain and develop talent that is demographically underrepresented in the insurance industry, including initiatives to improve the representation of women and people of color. Examples include widening our recruiting pools for applicants, working to mitigate any bias that may exist in our talent systems and educating our leaders on how to lead inclusively.
We have nine Employee Resource Groups (“ERG’s”) that are voluntary participation groups led by employees, open to all and dedicated to fostering an inclusive workplace. These groups focus on the development and success of our employees through education, networking, mentorship and volunteer opportunities. As of December 31, 2023, over 59% of employees were members of at least one ERG. In 2023, we continued to offer Courageous Conversations, a process that allows employees to respectfully exchange perspectives, and we launched a comprehensive inclusive leadership training initiative for people managers.
The Company has demonstrated its commitment to advancing DEI outcomes for all through its active involvement in organizations such as the CEO Action for Racial Equity, the National African American Insurance Association and DisabilityIN and has been recognized for its commitment to inclusive workplaces by a number of organizations, including receiving the 2023 Catalyst Award, which is the premier recognition of organizational diversity, equity and inclusion initiatives that drive representation and inclusion for women.
As of December 31, 2023, women and people of color represent 61.4% and 32.3% of our workforce, respectively. The Board of Directors is updated annually on the Company’s DEI efforts.
For more information on the Company’s human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to The Hartford’s Sustainability Highlight Report available on the investor relations section of the Company’s website at: https://ir.thehartford.com. The Hartford’s 2023 Sustainability Report is expected to be published following the Company’s annual meeting in May 2024.
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
The Company’s investment portfolio, Hartford Funds business, and insurance businesses are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy, including labor supply shortages, and changes in credit spreads, equity prices, interest rates, inflation, foreign currency exchange rates, and shifts in demand and supply of U.S. dollars. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may adversely affect the demand for insurance and financial products and lower the Company’s profitability in some cases. In addition, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. If the conflict between Russia and Ukraine, and/or the conflict between Israel and Hamas, were to expand to other countries, the insurance losses and adverse economic impacts could be much more severe than what is currently foreseeable.
The Company’s investment portfolio includes limited partnerships and other alternative investments and equity securities for which changes in value are reported in earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
In an economic downturn, the Company could experience credit losses on various asset balances, including receivables and the principal amount of various invested assets, including fixed maturities and mortgage loans. In addition to credit losses on invested assets, The Company could experience declines in the value of available for sale debt securities if credit spreads were to widen significantly, which would reduce stockholders’ equity. In addition, disruption in equity markets could result in net realized or unrealized losses on our equity securities carried at fair value or reduce net investment income in future periods from our non-fixed income investment portfolio, including from limited partnerships and other alternative investments. The Company could also experience higher reinsurance costs and/or more limited availability of reinsurance coverage.
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
•Equity Markets Risk - A decline in equity markets may result in net realized losses on sales of equity securities, unrealized losses on equity securities held at fair value, reduce net investment income in future periods from our non-fixed income investment portfolio, including from limited partnerships and other alternative investments, or lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. Equity markets are unpredictable. In the past few years, equity markets have been volatile, which could be indicative of a greater risk of a decline. For additional information on equity market sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk- Equity Risk.
•Interest Rate Risk - Increases in interest rates or persistently high interest rates could lead to recession or

|

Part I - Item 1A. Risk Factors
economic stagnation, which could lower the demand for many of the Company's products and may result in realized or unrealized losses on existing fixed income assets in the investment portfolio. This could also impact property valuations and financing costs for mortgage loans and real estate joint ventures within limited partnerships and other alternative investments. Alternatively, a deterioration in global economic conditions could result in a lower interest rate environment, which would pressure our net investment income and could result in lower margins on certain products.
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
With the adoption of new U.S. GAAP accounting guidance for long-duration contracts ("LDTI"), effective January 1, 2023, our reserves for future policy benefits are sensitive to changing interest rate conditions. The LDTI guidance requires that we update reserves for future policy benefits for changes in discount rates quarterly which could cause volatility in our stockholders' equity.
For additional information on interest rate sensitivity, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Interest Rate Risk.
•Inflation Risk - Inflation is a risk to our property and casualty business because, in many cases, claims are paid out many years after a policy is written and premium is collected for the risk. A greater than expected increase in inflation may impact medical services, repair costs or other claim settlement expenses, which can result in higher claim costs than what was estimated at the time the policy was written. Inflation can also affect consumer spending and business investment which can reduce the demand for our products and services. In addition, sustained inflation may result in an increase in interest rates, which would result in a reduction in the fair value of our investment portfolio.
•Changes in the Labor Market - Evolving labor market conditions, including increased competition for talent, could make it difficult to hire and retain employees and could increase compensation and benefits expense. New technologies may lead to changes in skill sets needed from the workforce, resulting in difficulty in attracting, developing and retaining employees. If insured businesses cannot hire enough qualified people to sell products and services to customers, economic activity may be depressed and lower insured exposure, hindering the Company's growth.
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
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic region could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations, or liquidity. Events or developments that have a negative impact on any particular industry, collateral type, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.
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
Climate change presents risks to us as an insurer, investor and employer. Climate models indicate that rising temperatures will likely result in rising sea levels over the decades to come and may increase the frequency and intensity of natural catastrophes and severe weather events. Extreme weather events such as abnormally high temperatures may result in increased losses associated with our property, automobile, workers’ compensation and group benefits businesses. Changing climate patterns may also increase the duration, frequency and intensity of heat/cold waves, which may result in increased claims for property damage, business interruption and losses under workers’ compensation, group disability and group

|

Part I - Item 1A. Risk Factors
life coverages. Precipitation patterns across the U.S. are projected to change, which if realized, may increase risks of flash floods, wildfires, and other severe weather events. If third parties assert that climate change-related risks and damages are caused by insured businesses, or arise from alleged mismanagement at insured businesses, we may experience increased claims under general liability and management liability policies. Additionally, there may be an impact on the demand, price and availability of automobile and homeowners insurance, and there is a risk of higher reinsurance costs or more limited availability of reinsurance coverage. Changes in climate conditions may also cause our underlying modeling data to not adequately reflect frequency and severity, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. Among other impacts, this could result in not charging enough premiums or not obtaining timely state approvals for rate increases to cover the risks we insure. We may also experience significant interruptions to the Company’s systems and operations that hinder our ability to sell and service business, manage claims and operate our business.
In addition, climate change-related risks, including risks associated with global energy transition, may adversely impact the value of the investments that we hold, resulting in potential realized or unrealized losses on our invested assets. Our decision to invest in certain securities, loans, or other investments may also be impacted by changes in climate patterns due to:
•changes in supply/demand for traditional sources of energy (e.g., coal, oil, natural gas);
•advances in low-carbon technology and renewable energy development;
•effects of extreme weather events on the physical and operational exposure of industries and issuers; and
•internal investment guidelines and policies related to the global energy transition.
The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers. Climate change effects may also lead to decreases in real estate values in various locations and for a variety of reasons, reducing premium and demand for commercial property and homeowners insurance and adversely impacting the value of our real estate-related investments. Additionally, government policies or regulations to slow climate change, such as emission controls or technology mandates, may have an adverse impact on sectors such as utilities, transportation and manufacturing, affecting demand for our products and our investments in these sectors. Moreover, regulators may undertake actions to minimize the effects of climate change on consumers, which could affect coverage provided under insurance contracts and administrative process.
These emerging regulatory initiatives, or other climate-related policies we adopt, may result in non-renewal of business or reduced appetite for underwriting or investing in certain industry sectors.
Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.
For additional discussion about climate change related risks, see the Risk Factor, “We are vulnerable to losses from catastrophes, both natural and man-made.”
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
In property and casualty, we continue to receive A&E claims, the vast majority of which relate to policies written before 1986. Estimating the ultimate gross reserves needed for unpaid losses and related expenses for A&E claims is particularly difficult for insurers and reinsurers. The actuarial tools and other techniques used to estimate the ultimate cost of more traditional insurance exposures tend to be less precise when used to estimate reserves for some A&E exposures.
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
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company is reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement or if future adverse development exceeds the $1.5 billion

|

Part I - Item 1A. Risk Factors
aggregate limit, we may need to increase our recorded net reserves which could have a material adverse effect on our financial condition, results of operations or liquidity. For additional information related to risks associated with the adverse development cover ("ADC"), see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
We are vulnerable to losses from catastrophes, both natural and man-made.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable natural events, including, among others, earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, and pandemics. Catastrophes can also be man-made, such as terrorist attacks, civil unrest, cyber-attacks, explosions or infrastructure failures. Catastrophes may also include some major international events designated by Lloyd's of London.
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to: hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States; tornadoes and hail in the Midwest and Southeast; earthquakes in geographical regions exposed to seismic activity; wildfires in various regions, including the Western United States, Hawaii and Canada; and the spread of disease, which can occur throughout multiple geographic locations. We are also exposed to catastrophe losses in other parts of the world through our global specialty business. Any increases in the values and concentrations of insureds and property in these areas would increase the severity of catastrophic events in the future. In addition, changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events potentially leading to increased insured losses. Potential examples include, but are not limited to:
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
Terrorism is an example of a significant man-made potential catastrophe. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In addition, workers' compensation policies generally do not have exclusions or limitations for terrorism losses. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program (the "Program") Reauthorization Act of 2019 (“TRIPRA 2019”) is also limited and only applies for certified acts of terrorism that exceed a certain threshold of industry losses. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. TRIPRA 2019 also requires that the federal government create the following reports, which could lead to additional legislation or regulation: (1) Treasury Department to include in its biennial report on the effectiveness of the Program an evaluation of the availability and affordability of terrorism risk insurance for places of worship; and (2) Government Accountability Office report to analyze and address the vulnerabilities and potential costs of cyber terrorism, to assess adequacy of coverage under the Program, and to make recommendations for future legislative changes to address evolving cyber terrorism risks. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio and/or cause a reduction in demand for our products. Terrorist attacks also could disrupt our operation centers. In addition, TRIPRA 2019 expires on December 31, 2027 and if the U.S. Congress does not reauthorize the program or significantly reduces the government’s share of covered terrorism losses, the Company’s exposure to terrorism losses could increase materially unless it can purchase alternative terrorism reinsurance protection in the private markets at affordable prices or takes actions to materially reduce its exposure in lines of business subject to terrorism risk. For a further discussion of TRIPRA, see Part II, Item 7, MD&A - Enterprise Risk Management - Insurance Risk Management, Reinsurance as a Risk Management Strategy.
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

|

Part I - Item 1A. Risk Factors
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
State insurance departments regulate many of the premium rates we charge and also propose rate changes for the benefit of the insurance consumer at the expense of the insurer, which may not allow us to reach targeted levels of profitability. Moreover, regulators may seek to prohibit or constrain the use of certain underwriting and rating factors, which may affect our ability to price risks. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans. State regulators also require that an insurer offer property and casualty coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, which could lead to lower than anticipated profitability. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity. For more on international regulatory risks, see the Risk Factor, “Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations or liquidity.”
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
Competitive activity, use of emerging technologies, or other technological changes may adversely affect our market share, demand for our products, or our financial results.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and providers of mutual funds and exchange traded funds. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation or who may acquire new entrants to the market, such as insurtech firms, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively.
In addition, technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Insurers are using or may begin using certain emerging technologies, such as machine learning, predictive analytics, "big data" analysis or other artificial intelligence functions to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. Nontraditional competitors could enter the insurance market and further accelerate these trends. If competitors are able to use these emerging technologies more effectively and/or efficiently, it may provide them a competitive advantage. Because of the highly competitive nature of the industries The Hartford competes in, there can be no assurance that the Company will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on the business and results of operations.
Our business could be affected by other technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand

|

Part I - Item 1A. Risk Factors
for certain of our products, or reduce the size of the automobile insurance market as a whole. The risks we insure are also affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. Increased use of advanced analytics and automation in the workplace could potentially affect the demand for workers' compensation insurance products over time. In addition, our business may be disrupted due to failures of accelerated technological changes, including our automation of minimally complex tasks, which may adversely impact our business and results of operations. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.
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

|

Part I - Item 1A. Risk Factors
•The possibility of a resurgence of a higher level of mortality losses - The Company’s Group Benefits business has issued group life policies to employers and associations, which may result in increased death claims as a result of surges in COVID-19 infections causing mortality where COVID-19 is specifically listed as the cause of death and indirect impacts of COVID-19 that includes an increased number of deaths associated with chronic conditions exacerbated by COVID-19. In addition, while the Company has increased pricing for group life coverage in response to higher levels of mortality, it is possible that, even apart from surges in COVID-19 infections, the Company will experience a higher level of mortality going forward associated with chronic conditions. We may also continue to experience higher short-term disability and paid family leave claims from employees and covered individuals who have been affected by COVID-19.
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. In the United States, statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the NAIC. The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies is applicable to our group benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks. The RBC formula for property and casualty companies sets required statutory surplus levels based on underwriting, asset, credit, and off-balance sheet risks.
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to minimum capital requirements as defined by the applicable regulatory regime, including a phased program of changes to the prudential and solvency regime in the UK following the UK's departure from the European Union. In addition, our Lloyd’s member company must maintain required Funds at Lloyd's ("FAL") to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
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
•the value of certain fixed maturities, equity securities, and limited partnership and other alternative investments in our investment portfolio;
•changes in interest rates;
•admissibility of deferred tax assets;
•changes to the regulatory capital formulas; and
•regulatory changes to accounting guidance for determining capital adequacy.

|

Part I - Item 1A. Risk Factors
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
We have credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter ("OTC") derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, financial condition, results of operations or liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities may incur losses.
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
Moreover, as a holding company that is separate and distinct from its insurance subsidiaries, HFSG has no significant business operations of its own. Therefore, HFSG relies on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet its obligations. Subsidiary dividends fund payments on its debt securities and the payment of dividends to stockholders on its capital stock. Connecticut state laws and certain other U.S. jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. The laws and regulations of the countries in which its international insurance subsidiaries are incorporated or deemed commercially domiciled, as well as requirements of the Council of Lloyd’s, also impose limitations on the payment of dividends which, in some instances, are more restrictive. Dividends paid from its insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.

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
Similarly, management’s decision on whether to record an allowance for credit losses ("ACL") is subject to significant judgments and assumptions regarding changes in general economic conditions, the issuer's financial condition or future recovery prospects, estimated future cash flows, the expected recovery period and the accuracy of third party information used in internal assessments. As a result, management’s evaluations and assessments are highly judgmental and its projections of future cash flows over the life of certain securities may ultimately prove incorrect as facts and circumstances change.
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
We use technology to process, store, retrieve, evaluate and analyze customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We and our third party vendors must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, administer mutual funds, provide customer support, manage our investment portfolios, report on financial results and perform other necessary business functions.
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
Our systems have been, and will likely continue to be, subject to viruses or other malicious code, unauthorized access, cyber-attacks (such as ransomware and denial of service), cyber frauds or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative, internal accounting and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks, business email compromises, ransomware or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect proprietary and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
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
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. An equity repurchase plan approved by the Board would be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. In addition, we may not be successful in keeping our businesses cost efficient. We may take future actions, including acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations or liquidity and could impact our ability to execute our capital management plans.
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

|

Part I - Item 1A. Risk Factors
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
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, federal and state legislative efforts on Paid Family and Medical Leave, data privacy and cyber security, risk-based pricing, sustainability, and environmental, social and governance ("ESG") practices could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress, the current Administration or individual states will continue to pursue these types of proposals, and how those changes might impact the Company, its business, financial conditions, results of operations or liquidity.
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

|

Part I - Item 1A. Risk Factors
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
Lawmakers and regulators at the federal, state and international levels are enacting laws and promulgating regulations and guidance related to climate change, with conflicts from jurisdiction to jurisdiction possible, which may impose additional costs on the Company, or expose us to new or additional risks. For example, regulators could impose new disclosure requirements regarding underwriting or investment in certain industry sectors or take other actions such as implementing a temporary moratorium on cancellation of policies within catastrophe prone areas. The U.S. Securities and Exchange Commission (“SEC”) issued proposed rules to enhance and standardize climate-related disclosures for investors. The scope and timing of final rules is uncertain; however, if not modified substantively, the proposed rules would require extensive narrative and quantitative reporting on climate change and decarbonization in SEC filings and pose potential compliance and litigation risks to the Company. In addition, the Federal Insurance Office continues to analyze the potential for climate change to affect insurance and reinsurance coverage, which could result in increased data collection and reporting. Regulators may also impose new requirements affecting our operations such as disclosure related to greenhouse gas emissions (GHGe) and other climate-related information, increasing our operating expenses and litigation risk.
There has also been increased regulatory scrutiny of the use of emerging technologies related to artificial intelligence, including machine learning, predictive analytics and other “big data’ techniques. We may be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. The NAIC has adopted a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. This would need to be adopted at the individual state level in order to become effective. We anticipate some states will do so in the future. State insurance regulators may adopt their own guidelines for insurers independent of the NAIC guidance. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We cannot predict what, if any, legislative or regulatory actions may be taken regarding these or other emerging technologies, but any inquiries and/or limitations could have a material impact on our business, business processes, financial condition, and results of operations.
In addition, changes in laws or regulations, particularly relating to privacy and data security, may materially impede our ability to execute on business strategies and/or our ability to be competitive.
Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. The International Association of Insurance Supervisors ("IAIS") continues to advance the development of insurance group capital standards for use with Internationally Active Insurance Groups ("IAIGs"). As of January 1, 2020, the IAIS Insurance Capital Standard entered a five-year monitoring period at the end of which insurance firms are required to follow such standards. While the Company would not currently be subject to this capital standard regime, it is possible that, in the future, standards similar to what is being contemplated by the IAIS could apply to the Company. Working through the NAIC, U.S. state insurance regulators have adopted a group capital calculation for use in solvency-monitoring activities. The calculation is intended to provide additional analytical information to the lead state for use in assessing group risks and capital adequacy to complement the current holding company analysis in the U.S. By the end of 2024, the IAIS will assess whether this method provides comparable outcomes to the consolidated group insurance capital standard that it has been developing for use with IAIGs.
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

|

Part I - Item 1A. Risk Factors
Our insurance business is sensitive to significant changes in the legal environment that could adversely affect The Hartford’s results of operations or financial condition or harm its businesses.
Like any major P&C insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. In addition, changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in changes in business practices, additional litigation, or unexpected losses, including increased frequency and severity of claims. Also, the emergence of new targets and expanding theories of liability for claims involving issues like global climate change, physical and mental health crises, new technologies, and socioeconomic and political dynamics also could result in additional litigation exposure and unexpected losses. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations or liquidity.
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
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the FASB. Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations or financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

|

Part I - Item 1C. Cybersecurity

Item 1C.
CYBERSECURITY
The Hartford has implemented an information protection program with established governance routines for assessing and managing risks. The Hartford employs a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology Cybersecurity Framework, where controls are implemented throughout our environments to achieve five categorical objectives, including identification, protection, detection, response and recovery.
Our 'defense in depth' program uses several methods to protect against intrusion by a bad actor, including such techniques as reputational filtering, anti-virus scans, intrusion prevention, multi-factor authentication, and account isolation among others. We also use numerous approaches to detect ransomware and other cyber attacks, including, among others, dark web searches, email sandboxing, endpoint detection, and intrusion detection. The Hartford continues to monitor and enhance its framework to respond to evolving cyber threats and regulations for data privacy, including the European Union General Data Protection Regulation and the California Consumer Privacy Act.
We regularly assess our programs and control environment, leveraging externally conducted cyber tests and evaluations along with internally managed cyber risk assessments and testing. Additionally, the Company collaborates with industry associations, government authorities, peers and external advisors to monitor the threat environment and to inform our security practices.
In connection with the regular assessment of third-party service providers performed by our procurement organization, our information protection team performs a third-party assessment of each vendor’s information security practices and protocols, including its readiness to protect against and respond to cybersecurity breaches. Third-party service providers are categorized in tiers depending on the significance of their operations to the Company’s business processes and risk assessments for vendors in the highest tier are completed periodically. With respect to cyber, we have procedures to verify each service provider’s information security controls, and each vendor completes a cyber questionnaire that also addresses their resiliency in the event of an intrusion to their systems. We proactively communicate with suppliers to understand mitigation steps taken when major cyber exposures are identified.
We are executing on a multi-year roadmap to, among other things, further improve our ability to defend against, respond to, and recover from ransomware and other cyber events; enhance application cybersecurity capabilities, including defenses against fraud attacks; and to ensure security capabilities are built into new cloud-based platforms that we adopt. We are also required to maintain strong cyber defense protocols in the states where we are authorized or licensed to write business. A number of states where our insurance companies are domiciled, including Connecticut, have adopted the NAIC Insurance Data Security Model Law. Our legal team monitors the status of new cybersecurity regulations, including notification requirements.
To the best knowledge of Management, no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of the Company's risks related to cybersecurity, see Part I, Item 1A, — Risk Factors for the risk factor "Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach or other information security incident."
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board, primarily through the Audit Committee, which oversees controls for the Company's major risk exposures and has principal responsibility for oversight of cybersecurity risk, and the Finance, Investment and Risk Management Committee ("FIRMCo"), which oversees business risk related to cyber insurance products. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
The Audit Committee is provided with updates on technology and cybersecurity risks at least four times annually, including annual reviews of the Company's cybersecurity program and technology risks and controls, and bi-annual updates on operational risks (in spring and fall). Given its importance, the full Board is invited to attend the annual cybersecurity program and time is reserved at each Audit Committee meeting for cybersecurity technology matters that warrant discussion between the standing sessions. In addition, our Enterprise Risk Management team provides FIRMCo with an assessment of cybersecurity insurance risk once per year. The Audit Committee, FIRMCo and the full Board are apprised of developments in the external environment and business strategies that present additional potential cyber risk exposure to the Company, such as modifications to on-line platforms and expanded use of cloud-based applications, on an ongoing, as-needed basis. As a result, cybersecurity and cyber risk are typically discussed more frequently than the annual minimum requirements.
The Company has established an Executive Privacy & Security Council ("EPSC") that meets semi-annually. Formed in 2003, the EPSC consists of a cross-functional senior leaders, including the Chief Information Officer ("CIO"), the Chief Information Security Officer ("CISO"), the Chief Risk Officer ("CRO") and General Counsel among others. The EPSC receives a monthly written executive briefing on topics, and with metrics related to cybersecurity, including incident prevention, detection, mitigation and remediation. Quarterly, the IT Risk Council, made up of senior IT leaders, is also provided with an update of cybersecurity risks and preparedness. Various other meetings are held on cybersecurity topics periodically, including monthly business operating reviews, and meetings of the Enterprise Risk and Capital Committee ("ERCC") and executive leadership team.

|

Part I - Item 1C. Cybersecurity
Both the CIO and the CISO have expertise assessing and managing cybersecurity risks. The CIO has served in her current role since 2019 and served in similar technology leadership roles before her current role. She has eighteen years of executive leadership experience in the financial services industry and twenty-eight years of overall technology experience, during which time she has led large scale business transformation, delivered innovative technology strategies and has overseen and modernized complex technology portfolios.
The CISO has held several senior-level information technology roles in his twenty-five-year tenure with the Company and has served in his current role since 2021. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

Item 2.
PROPERTIES
As of December 31, 2023, The Hartford owned building space totaling approximately 1.8 million square feet consisting of its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area. In addition, we lease offices throughout North America, the United Kingdom and other overseas locations to house administrative, claims handling, sales and other business operations. As of
December 31, 2023, The Hartford leased approximately 935 thousand square feet throughout the United States, 22 thousand square feet in London and 6 thousand square feet in other international branches. All of the properties owned or leased are used by one or more of the five reporting segments, or are used for corporate purposes, depending on the location. For more information on reporting segments, see Part I, Item 1, Business Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.
MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 22, 2024, the Company had approximately 7,835 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Repurchases of common stock by the Company during the quarter ended December 31, 2023 are set forth below. During the period from January 1, 2024 through February 22, 2024, the Company repurchased 2.3 million shares for $200.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2023
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
October 1, 2023 - October 31, 2023	2,043,934	$71.72	2,039,013	$1,553
November 1, 2023 - November 30, 2023	1,294,172	$76.29	1,290,733	$1,456
December 1, 2023 - December 31, 2023	1,370,044	$80.19	1,356,163	$1,348
Total	4,708,150	$75.44	4,685,909
[1]Includes 22,241 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $78.24 in employee tax withholding obligations related to net share settlements in the three months ended December 31, 2023.
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

Cumulative Five-Year Total Return
	Base
	Period
Company/Index	2018	2019	2020	2021	2022	2023
The Hartford Financial Services Group, Inc.	$100	$139.72	$116.07	$167.45	$188.07	$204.11
S&P 500 Index	$100	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Insurance Composite Index	$100	$129.38	$128.81	$170.19	$187.42	$204.78

$250
$200
$150
$100
$50
$0
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
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
On January 1, 2023, the Company adopted the FASB's updated guidance on accounting for long duration insurance contracts, which was applied on a modified retrospective basis as of January 1, 2021. For additional information refer to Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
For discussion of reclassifications and dispositions, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 22 - Business Dispositions of Notes to Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as "NM" or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part 2, Item 7, MD&A in The Hartford’s 2022 Form 10-K Annual Report.
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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management (“AUM”)- Include mutual fund and ETF assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segment’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.

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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2023	2022	2021
Net income	$2,504	$1,819	$2,371
Preferred stock dividends	21	21	21
Net income available to common stockholders	2,483	1,798	2,350
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	152	626	(505)
Restructuring and other costs, before tax	6	13	1
Loss on extinguishment of debt, before tax	—	9	—
Integration and other non-recurring M&A costs, before tax	8	21	58
Change in deferred gain on retroactive reinsurance, before tax	194	229	246
Income tax expense (benefit) [1]	(76)	(200)	34
Core earnings	$2,767	$2,496	$2,184
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
Policy Count Retention- Represents the number of renewal policies issued during the current year period divided by the new and renewal policies issued in the prior period. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by us and competitors.
Effective Policy Count Retention- Represents the number of policies expected to renew in the current year period, based on contract effective dates, divided by the new and renewal policies effective in the prior period. Effective policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Effective policy count retention is also affected by advertising and rate actions taken by us and competitors, as well as the effect of subsequent cancellations and non-renewals by customers. Effective policy count retention statistics are subject to change from period to period based on the effect of differences between actual and expected policy cancellations throughout the policy period.
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
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six months for certain Personal Lines automobile business and twelve months for substantially all of the remainder of the Company’s P&C business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.

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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2023	2022	2021
Commercial Lines
Net income	$2,085	$1,624	$1,757
Adjustments to reconcile net income to underwriting gain:
Net investment income	(1,532)	(1,415)	(1,502)
Net realized losses (gains)	156	385	(260)
Other expense	1	12	5
Income tax expense	502	426	402
Underwriting gain	$1,212	$1,032	$402
Personal Lines
Net income	$(39)	$91	$385
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(171)	(140)	(157)
Net realized losses (gains)	16	35	(29)
Net servicing and other income	(21)	(17)	(19)
Income tax expense (benefit)	(15)	22	95
Underwriting gain (loss)	$(230)	$(9)	$275
P&C Other Ops
Net loss	$(130)	$(190)	$(95)
Adjustments to reconcile net loss to underwriting loss:
Net investment income	(69)	(63)	(75)
Net realized losses (gains)	7	16	(13)
Other expense	—	—	1
Income tax benefit	(36)	(52)	(28)
Underwriting loss	$(228)	$(289)	$(210)
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
THE HARTFORD'S OPERATIONS
The Hartford conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Corporate also includes investment management fees and expenses related to managing third-party assets. In addition, up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). The sale of Talcott Resolution to a new investor was completed on June 30, 2021. The Company received a total of $217 in connection with

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
Similar to property and casualty, profitability of the group benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees an average of three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for group benefits business, particularly for LTD, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Group Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Group Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale ("AFS") securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities ("ABS") and collateralized loan obligations ("CLO"). The Company also invests in commercial mortgage loans as well as limited partnerships and alternative investments, which are private investments that are less liquid, but have the potential to generate higher returns. The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
Operational transformation and cost reduction plan
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020, the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Through reduction of its headcount, Information Technology ("IT") investments to further enhance our capabilities, and other activities, relative to 2019, the Company achieved a reduction in annual insurance operating costs and other expenses of approximately $636 in 2023.
To achieve those expected savings, we incurred approximately $323 through December 31, 2023. We expect additional expected expenses of $61 after 2023, consisting mostly of amortization of internal use software and capitalized real estate costs. Included in the restructuring costs of approximately $124

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
were $35 of employee severance, $25 to retire certain IT applications, and $64 for consulting and lease termination expenses. Restructuring costs are reported as a charge to net income but not in core earnings.
The following table presents Hartford Next program costs incurred, including restructuring costs, and expense savings relative to 2019 realized in 2021, 2022 and 2023:

Hartford Next Costs and Expense Savings
	2021	2022	2023
Employee severance	$(25)	$(7)	$(6)
IT costs to retire applications	9	8	5
Professional fees and other expenses	17	12	7
Estimated restructuring costs	1	13	6

Non-capitalized IT costs	46	43	15
Other costs	17	11	6
Amortization of capitalized IT development costs [1]	—	3	7
Amortization of capitalized real estate [2]	—	1	1
Estimated costs within core earnings	63	58	29
Total Hartford Next program costs	64	71	35

Cumulative savings relative to 2019 beginning July 1, 2020	(423)	(561)	(636)
Net expense (savings) before tax	$(359)	$(490)	$(601)

Net expense (savings) before tax:
To be accounted for within core earnings	$(360)	$(503)	$(607)
Restructuring costs recognized outside of core earnings	1	13	6
Net expense (savings) before tax	$(359)	$(490)	$(601)
[1]Does not include approximately $47 of IT asset amortization after 2023.
[2]Does not include approximately $9 of real estate amortization after 2023.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2023 FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $685 or 38%	Ý	Increased $2.51 or 46%	Ý	Increased $7.76 or 19%
+	Lower net realized losses	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	The effect of higher earned premiums in P&C and GB
		+	Reduction in outstanding shares due to share repurchases	+	An increase in AOCI, primarily driven by a decrease in net unrealized losses on AFS securities
+	Lower group life and group disability loss ratios
+	Higher net investment income			-	Dilutive effect of share repurchases
-	A higher current accident year loss ratio before catastrophes in Personal Lines
-	Higher current accident year catastrophe losses in P&C

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 10 bps	Ý	Deteriorated 0.3 points	Ý	Increased 2.6 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates and an increased yield on variable-rate securities	+	Higher personal automobile loss costs, driven by severity	+	Lower group life and group disability loss ratios

		-	A lower expense ratio primarily driven by higher earned premium and lower marketing spend in Personal Lines	+	Effect of higher fully insured ongoing premiums, including a lower expense ratio
-	Lower returns on limited partnerships and other alternative investments
				+	Lower net realized losses
				-	Lower net investment income

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of the MD&A.
Consolidated Results of Operations

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Earned premiums	$21,026	$19,390	$17,999	8%	8%
Fee income	1,300	1,349	1,488	(4%)	(9%)
Net investment income	2,305	2,177	2,313	6%	(6%)
Net realized gains (losses)	(188)	(627)	509	70%	NM
Other revenues	84	73	81	15%	(10%)
Total revenues	24,527	22,362	22,390	10%	—%
Benefits, losses and loss adjustment expenses	14,238	13,138	12,720	8%	3%
Amortization of deferred policy acquisition costs ("DAC")	2,044	1,824	1,668	12%	9%
Insurance operating costs and other expenses	4,881	4,841	4,791	1%	1%
Interest expense	199	213	234	(7%)	(9%)
Amortization of other intangible assets	71	71	71	—%	—%
Restructuring and other costs	6	13	1	(54%)	NM
Total benefits, losses and expenses	21,439	20,100	19,485	7%	3%
Income before income taxes	3,088	2,262	2,905	37%	(22%)
Income tax expense	584	443	534	32%	(17%)
Net income	2,504	1,819	2,371	38%	(23%)
Preferred stock dividends	21	21	21	—%	—%
Net income available to common stockholders	$2,483	$1,798	$2,350	38%	(23%)
Year ended December 31, 2023 compared to year ended December 31, 2022
Net income available to common stockholders increased by $685 primarily driven by:
•Lower net realized losses of $439, before tax, primarily driven by net gains on equity securities in the 2023 period compared to net losses in the 2022 period and lower net losses on sales of fixed maturities in the 2023 period, partially offset by losses on credit derivatives in the 2023 period;
•In Group Benefits, improved group life and group disability loss ratios and the effect of higher fully insured ongoing premiums, including a lower expense ratio;

•Higher net investment income, driven by the impact of reinvesting at higher rates and a higher yield on variable rate securities, partially offset by lower income from limited partnerships and other alternative investments; and
•An increase in P&C underwriting gain of $20, before tax, driven by the effect of earned premium growth, including a lower expense ratio, and a lower level of unfavorable prior accident year reserve development, partially offset by a higher current accident year loss and LAE ratio before catastrophes in Personal Lines and higher current accident year catastrophe losses.
These increases were partially offset by:
•Lower fee income net of variable expenses in Hartford Funds.
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
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across all lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium was up primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 7% due to increases in group disability, group life and supplemental health product premiums, driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fee income decreased primarily due to a $71 decline in Hartford Funds driven by lower daily average assets resulting from net outflows over the preceding twelve months, partly offset by an increase in equity market levels. This decrease was partially offset by an increase of $30 in Group Benefits disability business driven by strong persistency and new business sales.

Net Investment Income
Net investment income increased primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities. This increase was partially offset by lower limited partnership and other alternative investment income driven by lower income from sales of underlying real estate properties and valuation declines on real estate funds in 2023 compared to valuation increases in 2022.
Net realized losses decreased primarily due to:
•Net gains on equity securities in the 2023 period driven by sales compared to net losses in the 2022 period driven by valuation declines and sales; and
•Fewer net losses on sales of fixed maturities in the 2023 period.
The increases were partially offset by:
•Losses on credit derivatives in the 2023 period due to credit spread tightening.
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
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased due to:
•An increase in Property & Casualty of $935 which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $934, before tax, primarily due to the effect of higher earned premiums in Commercial Lines and, to a lesser extent, higher personal automobile claim severity.
–An increase in current accident year catastrophe losses of $27, before tax. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts. Catastrophe losses in the 2022 period included losses from Hurricane Ian, as well as tornado, wind and hail events in the Northern Plains, Midwest, South, Mountain West, and Great Plains, losses from winter storms, including Winter Storm Elliott, and $27 of losses, net of reinsurance, related to the Ukraine conflict.

Group Benefits Losses and LAE Incurred
–Partially offsetting this was a favorable change of $26, before tax, in P&C net prior accident year reserve development, with development in the 2023 period of a net unfavorable $10, before tax, and development in the 2022 period of a net unfavorable $36, before tax. Among other reserve changes, prior year reserve development included adverse development ceded to NICO under ADC's of $194, before tax in 2023 related to A&E and $229, before tax in 2022. For reserve development ceded to NICO in each year, the Company recognized a deferred gain under retroactive reinsurance accounting. Apart from adverse development ceded to the ADC, net favorable reserve development was $9 lower in 2023. Favorable development in the 2023 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond and package, partially offset by increases in reserves for general liability, assumed reinsurance, Personal Lines automobile physical damage, and unallocated loss adjustment expense ("ULAE") reserves related to A&E reserves in P&C Other Operations. Favorable development in 2022 included reserve decreases in workers' compensation, catastrophes, package business and bond, partially offset by reserve increases in general liability and commercial automobile liability. For further discussion, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
–An increase in Group Benefits of $166, before tax, primarily driven by the effect of an increase in earned premiums and higher incidence on paid family leave and short-term disability products, partially offset by the

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
impact of lower mortality levels and favorable long-term disability claim incidence and recoveries.
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
Interest Expense decreased primarily due to the Company redeeming $600 aggregate principal amount of junior subordinated debentures on April 15, 2022. For further discussion of the debt redemption, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$39,818	71.2%	$36,231	68.9%
Fixed maturities, at fair value using the fair value option ("FVO")	327	0.6%	333	0.6%
Equity securities, at fair value	864	1.5%	1,801	3.4%
Mortgage loans (net of allowance for credit losses ("ACL") of $51 and $36)	6,087	10.9%	6,000	11.4%
Limited partnerships and other alternative investments	4,785	8.6%	4,177	8.0%
Other investments [1]	191	0.3%	159	0.3%
Short-term investments	3,850	6.9%	3,859	7.4%
Total investments	$55,922	100.0%	$52,560	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
December 31, 2023 compared to December 31, 2022
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value and limited partnerships and other alternative investments, partially offset by a decrease in equity securities, at fair value.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds and ABS, partially offset by net reductions to U.S. treasuries and tax-exempt municipal bonds. The increase was also due to higher valuations as a result of tighter credit spreads.
Limited partnerships and other alternative investments increased primarily driven by additional investments.
Equity securities, at fair value decreased primarily due to sales of common stocks. As of December 31, 2023, equity securities, at fair value are comprised of approximately 50% preferred stocks.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2023		2022		2021
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,895	4.2%	$1,469	3.4%	$1,349	3.1%
Equity securities	45	3.7%	57	3.0%	73	4.9%
Mortgage loans	235	3.9%	211	3.6%	181	3.7%
Limited partnerships and other alternative investments	212	4.8%	515	14.4%	732	31.8%
Other [3]	9		5		58
Investment expense	(91)		(80)		(80)
Total net investment income	$2,305	4.1%	$2,177	3.9%	$2,313	4.3%
Total net investment income excluding limited partnerships and other alternative investments	$2,093	4.0%	$1,662	3.2%	$1,581	3.1%
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
Year ended December 31, 2023 compared to the year ended December 31, 2022
Total net investment income increased primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities. This increase was partially offset by lower limited partnership and other alternative investment income driven by lower income from sales of underlying real estate properties and valuation declines on real estate funds in 2023 compared to valuation increases in 2022.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2023 was 5.8% which was above the average yield of sales and maturities of 4.4% for the same period. Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the year-ended December 31, 2022 was 4.4% which was above the average yield of sales and maturities of 3.6% for the same period.
For the 2024 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2023 due to the higher rate environment. The estimated impact on annualized net investment income yield is subject to variability due to evolving market conditions, active portfolio management, and the level of non-routine income items, such as make-whole payments, prepayment penalties on mortgage loans and yield adjustments on prepayable securities.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	For the years ended December 31,
(Before tax)	2023	2022	2021
Gross gains on sales of fixed maturities	$30	$57	$319
Gross losses on sales of fixed maturities	(149)	(315)	(89)
Equity securities [1]	78	(349)	227
Net credit losses on fixed maturities, AFS [2]	(14)	(18)	4
Change in ACL on mortgage loans [3]	(15)	(7)	9
Intent-to-sell impairments [2]	—	(6)	—
Other, net [4]	(118)	11	39
Net realized gains (losses)	$(188)	$(627)	$509
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $17, $(108), and $155 for the years ended December 31, 2023, 2022, and 2021, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]Includes gains (losses) on non-qualifying derivatives for the years ended December 31, 2023, 2022, and 2021 of $(108), $46, and $12, respectively, and gains (losses) from transactional foreign currency revaluation of $(15), $28, and $(1), respectively. Also included for year ended December 31, 2021, is a loss of $21 on the sale of the Continental Europe Operations and a gain of $46 on the sale of the Company's previously owned interest in Talcott Resolution.
Year ended December 31, 2023
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries which were used to manage duration and liquidity, and to fund purchases of higher yielding investments.
Equity securities net gains were primarily driven by sales due to higher equity market levels.
Other, net losses were primarily driven by losses of $105 on credit derivatives due to tighter credit spreads and losses of $15 on transactional foreign currency revaluation.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2023

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$12,212	$—	$—	$12,212	44.7%
General liability	5,168	—	—	5,168	18.9%
Marine	295	—	—	295	1.1%
Package business [1]	2,281	—	—	2,281	8.3%
Commercial property	540	—	—	540	2.0%
Automobile liability	1,351	1,572	—	2,923	10.7%
Automobile physical damage	25	84	—	109	0.4%
Professional liability	1,449	—	—	1,449	5.3%
Bond	458	—	—	458	1.7%
Homeowners	—	372	—	372	1.3%
Asbestos and environmental	84	8	248	340	1.2%
Assumed reinsurance	562	—	76	638	2.3%
All other	157	4	402	563	2.1%
Total reserves-net	24,582	2,040	726	27,348	100.0%
Reinsurance and other recoverables	4,599	28	2,069	6,696
Total reserves-gross	$29,181	$2,068	$2,795	$34,044
[1]Commercial Lines policy packages that include property and general liability coverages are generally referred to as the package line of business.
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2023

Property &
Casualty Other
Operations
$726
3%
Personal Lines
$2,040
7%
Commercial Lines
$24,582
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company by claimants to date (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. For most lines, Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported. For certain lines acquired from the Navigators Group book of business, total reserves are evaluated on a policy year basis and then converted to accident year. A policy year is the calendar year in which a policy incepts.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures reinsurance recoverables with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $100 as of December 31, 2023, comprised of $46 related to Commercial Lines, $1 related to Personal Lines and $53 related to Property & Casualty Other Operations.
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
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. New methods may be added for specific lines over time to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Some reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for commercial property, homeowners, personal automobile, and most workers’ compensation lines. Other reserves, including commercial automobile, marine, package business, and most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Lines and older than twenty years for Commercial Lines, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and ULAE. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if warranted, performs a reserve review to determine whether the reserve estimate should change.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2023 and 2022, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately $1.6 billion lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on two adverse development cover reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. For further discussion of these adverse development cover reinsurance agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. Excluding the effect of these retroactive reinsurance agreements, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are relatively fast-developing and paid and reported development techniques are used. These methods use historical data to generate paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency/severity techniques and methods that incorporate the initial expected loss ratio ("ELR"). The advantage of frequency/severity techniques is that frequency estimates are generally more stable and external information can be used to supplement internal data in estimating average severity. In personal lines automobile physical damage, the Company also considers gross loss, salvage and subrogation estimates to project net ultimate losses for recent accident periods.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and the initial ELR. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and the initial ELR for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, where there is more uncertainty and a higher percentage of open and unreported claims, putting some reliance on frequency/severity and initial expectations is prudent. The Company supplements these standard actuarial methods with a comprehensive review of claims diagnostics such as attorney representation, litigation, settlement rates, large loss impacts, and case reserve adequacy. Through reviewing the standard actuarial methods and claims diagnostics, a loss estimate can be calculated that considers these results and the age of the accident year that is being estimated.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate ELR, reported loss development, paid loss development, and frequency/severity.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically supplements the ELR method and paid and reported development methods with others such as individual claim reviews and frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the ELR and paid and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and shifting more weight onto paid and reported development methods as an accident year matures. The Company also uses various frequency/severity methods aimed at capturing large loss development and in some bond lines individual claim reviews are used.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by ELR methods for recent accident years and then, as an accident year matures, shifting first to Bornhuetter-Ferguson and frequency/severity methods, then to paid and reported development methods, and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, and outlier claims.
Marine	For marine liability, the Company generally relies on the ELR, Bornhuetter-Ferguson, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and then shifts towards Bornhuetter-Ferguson and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on Bornhuetter-Ferguson methods for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as ELR, Bornhuetter-Ferguson and reported development techniques are applied. These methods are informed by underlying treaty analyses supporting the ELRs, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses ("ULAE")	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on a claim projection method that applies an expected claim handling cost per unit to projected claims, leveraging the anticipated claim closure pattern and the ratio of paid ULAE to paid loss applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.
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
For a discussion of changes to reserve estimates recorded in 2023, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
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
General liability- Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty about how cases will settle. In particular, the Company has exposure to bodily injury claims that arise from long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, per-and polyfluoroalkyl substances ("PFAS"), head injuries and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations relating to sexual molestation and sexual abuse. For information related to the Company's settlement agreement with the Boy Scouts of America ("BSA"), see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. The Company also monitors the effects of social inflation, and the impact of increased litigation funding and aggressive trial tactics by plaintiff attorneys, that can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Additionally, uncertainty in estimated claim severity causes reserve variability, including the effect of changes in internal claim handling and case reserving practices.
Workers’ compensation- Included in both small commercial and middle & large commercial, workers’ compensation is the Company’s single biggest line of business, and the property and casualty line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up approximately 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, changes in the economic environment could reduce the ability of an injured worker to return to work and thus lengthen the time a worker receives disability benefits. In National Accounts, reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable.
Commercial Lines automobile- Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment, including but not limited to the impacts of social inflation mentioned in the general liability section above and many of the same drivers detailed in the personal automobile section below.
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
Personal Lines automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment, such as due to inflation in labor and materials because of supply chain disruptions affecting repair costs. Severity trends can also be impacted by social inflation whereby increased litigation funding and aggressive trial tactics by plaintiff attorneys can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
driven by more expensive parts associated with new automobile technology and increased attorney representation, causing additional uncertainty about the reliability of past patterns. In addition, the introduction of new products and class plans can lead to a different mix of business by type of insured than the Company experienced in the past. Changes in mix increase the uncertainty of the reserve projections since historical data and reporting patterns may not be applicable to the new business.
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

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2023	Estimated Range of Potential Reserve Development
Personal Automobile Liability	+/-2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.6 billion	+/- $80M
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.4 billion	+/- $40M
Workers' Compensation	2% change in paid loss development patterns	$12.2 billion	+/- $400M
General Liability	8% change in reported loss development patterns	$5.2 billion	+/- $600M

|

Table of Contents	Index to MD&A
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
Once the gross ultimate exposure for indemnity and allocated loss adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance recoverables based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections. See the section that follows entitled A&E Adverse Development Cover that discusses the impact the reinsurance agreement with NICO may have on future adverse development of asbestos and environmental reserves, if any.
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
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2023 represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations or liquidity.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2023

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	6,575	2,287	—	8,862
Current accident year ("CAY") catastrophes	436	240	—	676
Prior accident year development ("PYD")	(225)	11	224	10
Total provision for unpaid losses and loss adjustment expenses	6,786	2,538	224	9,548
Change in deferred gain on retroactive reinsurance included in the provision for the period but reflected in other liabilities	—	—	(194)	(194)
Payments [1]	(6,101)	(2,327)	(214)	(8,642)
Foreign currency adjustment	18	—	—	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Reinsurance and other recoverables	4,599	28	2,069	6,696
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Earned premiums and fee income	$11,682	$3,117
Loss and loss expense paid ratio [2]	52.2	74.7
Loss and loss expense incurred ratio	58.3	82.2
Prior accident year development (pts) [3]	(1.9)	0.4
[1]Includes the $787 settlement paid to the BSA on April 20, 2023. For further information, see "Settlement Agreement with Boy Scouts of America" in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2023, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$278	$214	$492
Winter storms	68	15	83
Hurricanes and tropical storms	10	3	13
Wildfires	3	8	11
Other international	6	—	6
Catastrophes before assumed reinsurance	365	240	605
Global assumed reinsurance business [1]	71	—	71
Total catastrophe losses	$436	$240	$676
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(236)	$—	$—	$(236)
Workers’ compensation discount accretion	42	—	—	42
General liability	41	—	—	41
Marine	(2)	—	—	(2)
Package business	(24)	—	—	(24)
Commercial property	(7)	—	—	(7)
Professional liability	(2)	—	—	(2)
Bond	(27)	—	—	(27)
Assumed reinsurance	34	—	—	34
Automobile liability	20	—	—	20
Homeowners	—	(6)	—	(6)
Net asbestos and environmental reserves [1]	—	—	—	—
Catastrophes	(83)	(4)	—	(87)
Uncollectible reinsurance	7	1	5	13
Other reserve re-estimates, net [2]	12	20	25	57
Prior accident year development before change in deferred gain	(225)	11	30	(184)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	—	194	194
Total prior accident year development	$(225)	$11	$224	$10
[1]The year ended December 31, 2023 included $194 of adverse development on net asbestos and environmental reserves that was ceded to NICO but for which the Company recorded a deferred gain on retroactive reinsurance.
[2]Other reserve re-estimates for the year ended December 31, 2023 includes a $22 increase in personal automobile physical damage reserves.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2022

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,959	1,969	—	7,928
Current accident year catastrophes	441	208	—	649
Prior accident year development	(231)	(13)	280	36
Total provision for unpaid losses and loss adjustment expenses	6,169	2,164	280	8,613
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	(229)	(229)
Payments	(4,684)	(2,142)	(276)	(7,102)
Foreign currency adjustment	(32)	—	—	(32)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Reinsurance and other recoverables	4,574	28	1,863	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Earned premiums and fee income	$10,610	$2,979
Loss and loss expense paid ratio [1]	44.1	71.9
Loss and loss expense incurred ratio	58.4	73.4
Prior accident year development (pts) [2]	(2.2)	(0.4)
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2022, Net of Reinsurance
	Commercial Lines	Personal Lines	Total
Wind and hail	$107	$104	$211
Winter storms [1]	163	21	184
Hurricanes and Tropical Storms [2]	74	80	154
Wildfires	—	3	3
Ukraine conflict [3]	23	—	23
Other international	1	—	1
Catastrophes before assumed reinsurance	368	208	576
Global assumed reinsurance business [1] [2] [3]	73	—	73
Total catastrophe losses	$441	$208	$649
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
[3]Total catastrophe losses resulting from the Ukraine conflict were $27, net of reinsurance, including $4 within global assumed reinsurance, all in the first quarter, which included exposures under political violence and terrorism policies, including aviation war, as well as credit and political risk insurance policies.

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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2021
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(190)	$—	$—	$(190)
Workers’ compensation discount accretion	35	—	—	35
General liability	454	—	—	454
Marine	1	—	—	1
Package business	(91)	—	—	(91)
Commercial property	(26)	—	—	(26)
Professional liability	(2)	—	—	(2)
Bond	(26)	—	—	(26)
Assumed reinsurance	(6)	—	—	(6)
Automobile liability	9	(90)	—	(81)
Homeowners	—	3	—	3
Net asbestos and environmental reserves	—	—	—	—
Catastrophes	(97)	(57)	—	(154)
Uncollectible reinsurance	(5)	—	(1)	(6)
Other reserve re-estimates, net	(6)	—	48	42
Total prior accident year development	50	(144)	47	(47)
Change in deferred gain on retroactive reinsurance included in other liabilities	91	—	155	246
Total prior accident year development	$141	$(144)	$202	$199
For discussion of the factors contributing to unfavorable (favorable) for the prior accident year reserve development 2023, 2022, and 2021 periods, refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

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
Asbestos and Environmental Reserves
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986 and is reported within the P&C Other Operations segment (“Run-off A&E”). In addition, since 1986 the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Commercial Lines and Personal Lines segments, respectively.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2023

	Asbestos	Environmental	Total Run-off A&E
Gross
Direct	$1,364	$400	$1,764
Assumed Reinsurance	448	62	510
Total	1,812	462	2,274
Ceded- other than NICO	(475)	(75)	(550)
Total net reserves, before ceded losses to NICO	$1,337	$387	1,724
Ceded - NICO A&E ADC "Run-off" [1]			(1,476)
Net			$248
[1]Including $1,476 of ceded losses for Run-off A&E and a $38 reduction in ceded losses for Commercial Lines and Personal Lines, cumulative net incurred losses of $1,438 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental	Total Run-off A&E
2023
Beginning net reserves before reinsurance recoverable from NICO	$1,298	$374	$1,672
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	156	38	194
Losses and loss adjustment expenses paid	(120)	(25)	(145)
Reclassification of allowance for uncollectible reinsurance [1]	3	—	3
Ending net reserves before reinsurance recoverable from NICO	$1,337	$387	1,724
Reinsurance recoverable from NICO A&E ADC			(1,476)
Ending net reserves			$248
2022
Beginning net reserves before reinsurance recoverable from NICO	$1,263	$394	$1,657
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	161	68	229
Losses and loss adjustment expenses paid	(128)	(89)	(217)
Reclassification of allowance for uncollectible reinsurance [1]	2	1	3
Ending net reserves before reinsurance recoverable from NICO	$1,298	$374	1,672
Reinsurance recoverable from NICO A&E ADC			(1,282)
Ending net reserves			$390
2021
Beginning net reserves before reinsurance recoverable from NICO	$1,268	$419	$1,687
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	104	51	155
Losses and loss adjustment expenses paid	(112)	(76)	(188)
Reclassification of allowance for uncollectible reinsurance [1]	3	—	3
Ending net reserves before reinsurance recoverable from NICO	$1,263	$394	1,657
Reinsurance recoverable from NICO A&E ADC			(1,053)
Ending liability — net			$604
[1]Related to the reclassification of an allowance for uncollectible reinsurance from the "all other" category of P&C Other Operations reserves.
A&E Adverse Development Cover
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO to reduce uncertainty about potential adverse development. Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion, including both Run-off A&E and A&E reserves in Commercial Lines and Personal Lines. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covers substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2023, the Company has incurred a cumulative $1,438 in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $1,476 for Run-off A&E reserves, partially offset by a $38 reduction for A&E reserves in Commercial Lines and Personal Lines. As such, $62 of coverage is available for future adverse net reserve development, if any. As a result, the Company has recorded a $788 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,438 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings, which may be significant.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e., survive) if future annual payments were consistent with the calculated historical average.
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
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	11.1	15.5
Three year net survival ratio	11.1	6.1
One year gross survival ratio	10.6	19.3
Three year gross survival ratio	11.1	5.8
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental		Total A&E
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2023
Gross	$171	$206	$24	$49	$195	$255
Ceded- other than NICO	(51)	(50)	1	(11)	(50)	(61)
Net - Gross of ADC	$120	$156	$25	$38	145	194
Ceded - NICO A&E ADC					—	(194)
Net					$145	$—
2022
Gross	$160	$227	$106	$80	$266	$307
Ceded- other than NICO	(32)	(66)	(17)	(12)	(49)	(78)
Net - Gross of ADC	$128	$161	$89	$68	217	229
Ceded - NICO A&E ADC					—	(229)
Net					$217	$—
2021
Gross	$157	$148	$109	$55	$266	$203
Ceded- other than NICO	(45)	(44)	(33)	(4)	(78)	(48)
Net - Gross of ADC	$112	$104	$76	$51	188	155
Ceded - NICO A&E ADC					—	(155)
Net					$188	$—
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Commercial Lines and Personal Lines. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of 2023, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2023 comprehensive annual reviews
As a result of the 2023 fourth quarter review, the Company increased asbestos reserves before NICO reinsurance by $156 in P&C Other Operations, primarily driven by an increase in the Company’s share of liability due to insolvencies and cost sharing agreements, an increase in claim settlement rates, as well as higher defense costs. The increase in asbestos reserves was offset by a $156 reinsurance recoverable under the NICO treaty.
As a result of the 2023 fourth quarter review, the Company increased environmental reserves before NICO reinsurance by $38 in P&C Other Operations, primarily due to higher severity on recently emerged accounts, higher environmental site cleanup and monitoring costs, including increased estimates of liability for PFAS exposures, and higher legal expenses. The increase in environmental reserves was offset by a $38 reinsurance recoverable under the NICO treaty.
The total $194 increase in asbestos and environmental reserves in P&C Other Operations was offset by a $194 reinsurance recoverable under the NICO treaty. Since cumulative losses ceded to the A&E ADC exceed the $650 of ceded premium paid, the Company recognized a $194 increase in deferred gain on retroactive reinsurance, resulting in the Company recording a charge to earnings of $194 in 2023.
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
For information regarding the 2021 comprehensive annual review, refer to Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2022 Form 10-K Annual Report.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $30, $51 and $47, respectively for calendar years 2023, 2022 and 2021. Included in the 2023 adverse reserve development was an increase in ULAE reserves, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. In performing its assessment, the Company evaluates the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of 2023, 2022, and 2021 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $53, $56 and $53, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2023

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2023	(1.3%) - 0.4%	(20.5%) - 8.3%	0.9% - 9.8%	(1.9%) - 2.4%
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
|GROUP BENEFIT LTD RESERVES, NET OF REINSURANCE
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,619 and $6,535 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2023 and 2022, respectively.
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
For all products, including LTD, there is a period generally ranging from two to twelve months, depending on the product and line of business, where emerged claims for an incurral year are not yet credible enough to be a basis for estimating reserves. In these cases, the ultimate loss is estimated using earned premium multiplied by an expected loss ratio based on pricing assumptions of claim incidence, claim severity, and earned pricing adjusted for emerging trends as needed.
Impact of Key Assumptions on Reserves
The key assumptions affecting long-term disability, which is the largest reserve within Group Benefits, include:
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.2% and 3.2% in 2023 and 2022, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
loss and loss adjustment expense reserves would be higher by $30, before tax, as of December 31, 2023.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 4% below to 13% above current assumptions over that time period. For a single recent incurral year (such as 2023), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $13. For all incurral years combined, as of
December 31, 2023, a one percent decrease in our assumption for our LTD claim termination rates would increase our Group Benefits unpaid losses and loss adjustment expense reserves by $27.
Current Trends Contributing to Reserve Uncertainty
We have observed delays in the Social Security Administration’s processing of disability claims, which reduces or slows down the recognition of offsets to claimant benefits. If we have a downturn in the economy and/or in employment levels, we could experience an increase in claim incidence on long-term disability claims.
By investing in fixed income securities of similar duration to our liabilities, we hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies given average three year rate guarantees. Our weighted average discount rate assumption for the 2023 incurral year is up from that of the 2022 incurral year.
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
The annual goodwill assessment for the reporting units was completed as of October 31, 2023, and resulted in no write-downs of goodwill for the year ended December 31, 2023. All reporting units passed the annual impairment test with a significant margin. For information on goodwill see Note 10 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Written premiums	$12,279	$11,158	$10,041	10%	11%
Change in unearned premium reserve	638	587	500	9%	17%
Earned premiums	11,641	10,571	9,541	10%	11%
Fee income	41	39	34	5%	15%
Losses and loss adjustment expenses
Current accident year before catastrophes	6,575	5,959	5,407	10%	10%
Current accident year catastrophes [1]	436	441	496	(1%)	(11%)
Prior accident year development [1]	(225)	(231)	141	3%	NM
Total losses and loss adjustment expenses	6,786	6,169	6,044	10%	2%
Amortization of DAC	1,779	1,563	1,398	14%	12%
Underwriting expenses	1,837	1,788	1,678	3%	7%
Amortization of other intangible assets	29	29	29	—%	—%
Dividends to policyholders	39	29	24	34%	21%
Underwriting gain	1,212	1,032	402	17%	157%
Net investment income [2]	1,532	1,415	1,502	8%	(6%)
Net realized gains (losses) [2]	(156)	(385)	260	59%	NM
Other income (expense) [3]	(1)	(12)	(5)	92%	(140%)
Income before income taxes	2,587	2,050	2,159	26%	(5%)
Income tax expense [4]	502	426	402	18%	6%
Net income	$2,085	$1,624	$1,757	28%	(8%)
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2023	2022	2021
Small Commercial:
Net new business premium	$915	$768	$673
Policy count retention	85%	86%	84%
Renewal written price increases	4.6%	3.8%	3.1%
Renewal earned price increases	4.2%	3.5%	2.6%
Policies in-force as of end of period (in thousands)	1,492	1,421	1,366
Middle Market [1]:
Net new business premium	$617	$531	$532
Premium retention	83%	83%	80%
Renewal written price increases	7.3%	5.6%	5.9%
Renewal earned price increases	6.6%	5.7%	7.2%
Global Specialty:
Global specialty gross new business premium [2]	$883	$825	$912
Renewal written price increases [3]	4.4%	6.1%	13.4%
Renewal earned price increases [3]	5.4%	9.8%	21.5%
[1]Except for net new business premium, metrics for middle market exclude loss sensitive and programs businesses.
[2]Excludes Global Re and Continental Europe Operations and is before ceded reinsurance.
[3]Excludes Global Re, offshore energy policies, credit and political risk insurance policies, political violence and terrorism ("PV&T") policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.5	56.4	56.7	0.1	(0.3)
Current accident year catastrophes	3.7	4.2	5.2	(0.5)	(1.0)
Prior accident year development	(1.9)	(2.2)	1.5	0.3	(3.7)
Total loss and loss adjustment expense ratio	58.3	58.4	63.3	(0.1)	(4.9)
Expense ratio	31.0	31.6	32.2	(0.6)	(0.6)
Policyholder dividend ratio	0.3	0.3	0.3	—	—
Combined ratio	89.6	90.2	95.8	(0.6)	(5.6)
Impact of current accident year catastrophes and prior year development	(1.8)	(2.0)	(6.7)	0.2	4.7
Underlying combined ratio	87.8	88.3	89.1	(0.5)	(0.8)

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net income increased primarily due to lower net realized losses, a higher underwriting gain and higher net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Year ended December 31, 2023 compared to the year ended December 31, 2022
Underwriting gain increased driven by the effect of earned premium growth and slightly lower current accident year catastrophes, partially offset by slightly lower favorable prior accident year development.
Expense ratio decreased in 2023 driven by the impact of higher earned premium, lower incentive compensation and incremental savings from the Hartford Next program, partially offset by investments in technology and higher underwriter staffing costs.
Earned Premiums
[1]Other of $43, $46 and $52 for 2021, 2022 and 2023, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $43, $46 and $52 for the year ended December 31, 2021, 2022 and 2023, respectively, is included in the total.
Year ended December 31, 2023 compared to the year ended December 31, 2022
Earned premiums increased in 2023 due to written premium increases over the prior twelve months, including the effect of higher insured exposures.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written premiums increased in 2023 driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased in 2023 driven by double-digit new business growth, renewal written price increases and higher insured exposures. Written premium grew in all lines of business, including package business, workers' compensation, auto and excess and surplus lines.
•Middle & large commercial written premium increased in 2023 driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines across general industries, specialty markets, large property and industry verticals.
•Global specialty written premium increased in 2023 driven by written price increases across almost all lines as well as an increase in gross new business. Written premiums grew across most U.S. lines, international lines, and global reinsurance.
Renewal written price increases were recognized in nearly all lines in 2023, with price increases across most lines other than director's and officer's.
•In small commercial, renewal written price increases were higher in 2023, with high-single digit price increases in package business and automobile and double-digit increases in excess and surplus lines. Workers' compensation pricing was slightly positive, but moderated from 2022 due to lower net rates and wage inflation.
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
Current Accident Year Loss and LAE Ratio before Catastrophes

Year ended December 31, 2023 compared to the year ended December 31, 2022
Current Accident Year Loss and LAE ratio before catastrophes increased slightly in 2023 as a higher loss ratio in workers' compensation was offset by lower net non-catastrophe property losses driven by middle & large commercial.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2023 compared to the year ended December 31, 2022
Current accident year catastrophe losses for 2023 included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West coasts.
Current accident year catastrophe losses for 2022 included losses for Hurricane Ian, tornado, wind and hail events primarily in the Midwest, South, Mountain West and Great Plains, losses from winter storms, including Winter Storm Elliott, and $27 of losses, net of reinsurance, related to the Ukraine conflict.
Prior accident year development was net favorable for 2023 and included reserve decreases for workers' compensation, catastrophes, bond and package business, partially offset by reserve increases for general liability, assumed reinsurance and automobile liability.
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
2024 Outlook
In 2024, the Company expects written premium growth to arise from new business, including from expanding addressable markets and distribution, maintaining steady retention, and increases in written pricing in nearly all lines of business. Management expects renewal written pricing increases, excluding workers’ compensation, to be consistent with 2023, while workers’ compensation pricing is expected to be flat to slightly negative. Written pricing increases in 2024 may be driven by a number of factors including the impact of materials, labor and social inflation costs on loss trends. While we anticipate slight, pricing-related headwinds in workers’ compensation margins in 2024, we expect to generate earned pricing in excess of loss trends on the remainder of the Commercial Lines book, but remain subject to the inherent volatility in catastrophe and underlying property results.

| PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Written premiums	$3,198	$2,961	$2,908	8%	2%
Change in unearned premium reserve	111	12	(46)	NM	NM
Earned premiums	3,087	2,949	2,954	5%	—%
Fee income	30	30	32	—%	(6%)
Losses and loss adjustment expenses
Current accident year before catastrophes	2,287	1,969	1,840	16%	7%
Current accident year catastrophes [1]	240	208	168	15%	24%
Prior accident year development [1]	11	(13)	(144)	NM	91%
Total losses and loss adjustment expenses	2,538	2,164	1,864	17%	16%
Amortization of DAC	231	228	230	1%	(1%)
Underwriting expenses	576	594	615	(3%)	(3%)
Amortization of other intangible assets	2	2	2	—%	—%
Underwriting gain (loss)	(230)	(9)	275	NM	NM
Net investment income [2]	171	140	157	22%	(11%)
Net realized gains (losses) [2]	(16)	(35)	29	54%	NM
Net servicing and other income (expense) [3]	21	17	19	24%	(11%)
Income (loss) before income taxes	(54)	113	480	NM	(76%)
Income tax expense (benefit) [4]	(15)	22	95	NM	(77%)
Net income (loss)	$(39)	$91	$385	NM	(76%)
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
[3]Includes servicing revenues of $81, $73, and $80 for 2023, 2022, and 2021, respectively and includes servicing expenses of $60, $55, and $61 for 2023, 2022, and 2021, respectively.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Written and Earned Premiums

Written Premiums	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Product Line
Automobile	$2,213	$2,020	$1,997	10%	1%
Homeowners	985	941	911	5%	3%
Total	$3,198	$2,961	$2,908	8%	2%
Earned Premiums
Product Line
Automobile	$2,134	$2,025	$2,035	5%	—%
Homeowners	953	924	919	3%	1%
Total	$3,087	$2,949	$2,954	5%	—%
Premium Measures

	2023	2022	2021
Policies in-force end of period (in thousands)
Automobile	1,257	1,323	1,317
Homeowners	704	740	773
New business written premium
Automobile	$224	$227	$219
Homeowners	$93	$74	$60
Policy count retention [1]
Automobile	85%	84%	84%
Homeowners	84%	84%	85%
Effective policy count retention [1]
Automobile	84%	86%	85%
Homeowners	84%	85%	85%
Renewal written price increase
Automobile	16.3%	4.5%	2.2%
Homeowners	14.2%	10.7%	8.5%
Renewal earned price increase
Automobile	10.5%	3.2%	2.0%
Homeowners	12.9%	8.9%	8.1%
[1] Policy count retention represents the number of renewal policies issued during the current year period divided by the new and renewal policies issued in the prior period. Effective policy count retention represents the number of policies expected to renew in the current year period, based on contract effective dates, divided by the new and renewal policies effective in the prior period.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underwriting Ratios

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Loss and loss adjustment expense ratio
Current accident year before catastrophes	74.1	66.8	62.3	7.3	4.5
Current accident year catastrophes	7.8	7.1	5.7	0.7	1.4
Prior accident year development	0.4	(0.4)	(4.9)	0.8	4.5
Total loss and loss adjustment expense ratio	82.2	73.4	63.1	8.8	10.3
Expense ratio	25.2	26.9	27.6	(1.7)	(0.7)
Combined ratio	107.5	100.3	90.7	7.2	9.6
Impact of current accident year catastrophes and prior year development	(8.2)	(6.7)	(0.8)	(1.5)	(5.9)
Underlying combined ratio	99.3	93.7	89.9	5.6	3.8
Product Combined Ratios

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Automobile
Combined ratio	112.8	104.1	92.9	8.7	11.2
Underlying combined ratio	109.8	101.3	95.9	8.5	5.4
Homeowners
Combined ratio	96.4	92.2	86.8	4.2	5.4
Underlying combined ratio	75.9	77.0	76.5	(1.1)	0.5
Net Income (Loss)
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net loss changed from net income in 2022, largely driven by an increase in the underwriting loss, partially offset by an increase in net investment income and a decrease in net realized losses.
Underwriting Gain (Loss)
Year ended December 31, 2023 compared to the year ended December 31, 2022
Underwriting loss increased in 2023, driven by higher current accident year losses before catastrophes, an increase in current accident year catastrophe losses and a change from favorable to unfavorable prior accident year development, partially offset by the effect of an increase in earned premium due to renewal written price increases, and a decrease in direct marketing costs.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Expense ratio decreased in 2023 primarily due to lower direct marketing costs, and to a lesser extent, the impact of higher earned premium and Hartford Next savings.

Earned Premiums
Year ended December 31, 2023 compared to the year ended December 31, 2022
Earned premiums increased in 2023 due to an increase in written premium over the prior twelve months in both automobile and in homeowners.

Written Premiums
Written premiums increased in 2023 due to the effect of written pricing increases in both automobile and homeowners, partially offset by non-renewals.
Renewal written pricing increases were higher for both automobile and homeowners in 2023 primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention slightly increased in automobile, and was stable for homeowners in 2023.
Effective policy count retention decreased both for automobile and for homeowners in 2023 in response to renewal written pricing increases.
Policies in-force as of the end of 2023 decreased for both automobile and for homeowners compared to the end of 2022, reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and Loss Adjustment Expense Ratio before Catastrophes
Year ended December 31, 2023 compared to the year ended December 31, 2022
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
Year ended December 31, 2023 compared to the year ended December 31, 2022
Current accident year catastrophe losses increased in 2023 compared to the prior year. Current accident year catastrophe losses for 2023 included tornado, wind and hail events across several regions of the United States, losses from winter storms primarily on the East and West coasts, and to a lessor extent, wildfire events and hurricanes and tropical storms. Current accident year catastrophe losses for 2022 included losses for Hurricane Ian as well as wind and hail events primarily in the Northern Plains, Midwest, South and Mountain West, and losses from winter storms.
Prior accident year development was unfavorable in 2023, primarily driven by automobile physical damage, partially offset by decreases in reserves related to homeowners and catastrophes. Prior accident year development was favorable for 2022, primarily driven by automobile liability.
2024 Outlook
In 2024, the Company expects written premium growth largely from strong renewal written pricing increases. Retention is expected to moderate while growth in new business will be driven by increased marketing spend and the continued roll out of our new Prevail automobile and homeowners’ product which is available in 39 states as of December 31, 2023, with additional states expected during the year. We expect 2024 annual written pricing in both automobile and homeowners’ to be consistent with fourth quarter 2023 results. Loss ratios are expected to improve in automobile and earned pricing is expected to remain above loss cost trends in homeowners’, however both are subject to volatility in severity trends, for which we are expecting moderation from the elevated levels that have occurred over the past couple of years due to supply chain and other inflationary pressures, and the impact of volatile catastrophe results.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

| PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Losses and loss adjustment expenses
Prior accident year development [1]	$224	$280	$202	(20%)	39%
Total losses and loss adjustment expenses	224	280	202	(20%)	39%
Underwriting expenses	4	9	8	(56%)	13%
Underwriting loss	(228)	(289)	(210)	21%	(38%)
Net investment income [2]	69	63	75	10%	(16%)
Net realized gains (losses) [2]	(7)	(16)	13	56%	NM
Other income (expenses)	—	—	(1)	—%	100%
Loss before income taxes	(166)	(242)	(123)	31%	(97%)
Income tax benefit [3]	(36)	(52)	(28)	31%	(86%)
Net loss	$(130)	$(190)	$(95)	32%	(100%)
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
[3]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net loss decreased primarily due to a lower underwriting loss, lower net realized losses, and an increase in net investment income.
Underwriting loss decreased, primarily due to lower unfavorable prior accident year reserve development in the 2023 period.
Unfavorable prior accident year reserve development for the year ended December 31, 2023 was primarily due to a $194 increase in A&E reserves and a $23 increase in related ULAE reserves. Unfavorable prior accident year development in 2022 included a $229 increase in A&E reserves, and reallocating a portion of general liability reserves from Commercial Lines to P&C Other Operations related to sexual molestation and sexual abuse claims. The reallocated reserves relate to excess liability policies written by a legal entity in P&C Other Operations for amounts owed to claimants under the agreement in principle reached with the BSA on sexual molestation and sexual abuse claims in third quarter 2021. In total for the Company, there was no change in the liability for settlement amounts owed on the BSA claims in the 2022 period.
Before NICO reinsurance in 2023, A&E reserves were increased by $194 in P&C Other Operations, including $156 for asbestos and $38 for environmental. Cumulative adverse A&E reserve development ceded to NICO for both ongoing operations and P&C Other Operations totaled $1,438 through December 31, 2023 and since this amount exceeds ceded premium paid for the A&E ADC of $650, the Company has recognized a $788 deferred gain on retroactive reinsurance as of December 31, 2023, within other liabilities, including a $194 increase in deferred gain in 2023 recognized within P&C Other Operations.
Asbestos reserves prior accident year development in 2023 before NICO reinsurance of $156 was primarily due to an increase in the Company’s share of liability due to insolvencies and cost sharing agreements, an increase in claim settlement rates, as well as higher defense costs.
Environmental reserves prior accident year development in 2023 before NICO reinsurance of $38 was primarily due to higher severity on recently emerged accounts, higher environmental site cleanup and monitoring costs, including increased estimates of liability for PFAS exposures, and higher legal expenses.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS
Operating Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Premiums and other considerations	$6,515	$6,057	$5,687	8%	7%
Net investment income [1]	469	524	550	(10%)	(5%)
Net realized gains (losses) [1]	(45)	(122)	130	63%	(194%)
Total revenues	6,939	6,459	6,367	7%	1%
Benefits, losses and loss adjustment expenses	4,683	4,517	4,602	4%	(2%)
Amortization of DAC	34	33	40	3%	(18%)
Insurance operating costs and other expenses	1,514	1,467	1,373	3%	7%
Amortization of other intangible assets	40	40	40	—%	—%
Total benefits, losses and expenses	6,271	6,057	6,055	4%	—%
Income before income taxes	668	402	312	66%	29%
Income tax expense [2]	133	75	56	77%	34%
Net income	$535	$327	$256	64%	28%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Premiums and Other Considerations

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Fully insured — ongoing premiums	$6,290	$5,858	$5,502	7%	6%
Buyout premiums	8	12	2	(33%)	NM
Fee income	217	187	183	16%	2%
Total premiums and other considerations	$6,515	$6,057	$5,687	8%	7%
Fully insured ongoing sales	$839	$801	$760	5%	5%
Ratios, Excluding Buyouts

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Group disability loss ratio	67.1%	68.3%	68.2%	(1.2)	0.1
Group life loss ratio	83.5%	87.4%	101.5%	(3.9)	(14.1)
Total loss ratio	71.8%	74.5%	80.9%	(2.7)	(6.4)
Expense ratio [1]	24.3%	25.3%	25.5%	(1.0)	(0.2)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Margin

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Net income margin	7.7%	5.1%	4.0%	2.6	1.1
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains), before tax	0.4%	1.8%	(2.0%)	(1.4)	3.8
Integration and other non-recurring M&A costs, before tax	0.1%	0.1%	0.1%	0.0	0.0
Income tax expense (benefit)	(0.1%)	(0.5%)	0.5%	0.4	(1.0)
Core earnings margin	8.1%	6.5%	2.6%	1.6	3.9
Net Income
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net income increased primarily due to a lower loss ratio, the effect of higher fully insured ongoing premiums, including a lower expense ratio, and lower net realized losses, partially offset by a decrease in net investment income.
Insurance operating costs and other expenses were higher primarily due to the effect of premium growth, including higher commissions and staffing costs and increased investments in technology, partially offset by incremental expense savings from Hartford Next and lower incentive compensation.
Fully Insured Ongoing Premiums
Year ended December 31, 2023 compared to the year ended December 31, 2022
Fully insured ongoing premiums increased in group disability, life and other driven by strong persistency and new business sales as well as an increase in exposure on existing accounts.
Fully insured ongoing sales increased primarily due to increases in group life sales, partially offset by a decrease in group disability sales.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

Year ended December 31, 2023 compared to the year ended December 31, 2022
Loss ratio improved 2.7 points for 2023 compared to the prior year period reflecting lower group life and group disability loss ratios. The group life loss ratio decreased 3.9 points driven by a lower level of mortality compared to the prior year period.
The group disability loss ratio decreased 1.2 points due to favorable long-term disability claim incidence and recoveries, partially offset by higher incidence in paid family leave and short-term disability products.
Expense ratio decreased in 2023 driven by the effect of higher earned premiums, incremental expense savings from Hartford Next and lower incentive compensation, partially offset by higher staffing costs and increased investments in technology.
2024 Outlook
In a highly competitive pricing environment, the Company expects growth in fully insured ongoing premiums in 2024 due to continued strong book persistency and sales, including from voluntary product offerings, state paid family and medical leave and an emphasis on small to mid-size employer groups. The level of long-term disability incidence and recoveries, both of which were favorable in 2023, will impact the group disability loss ratio. The group life loss ratio, which had been elevated during the pandemic, improved in 2023 and may be impacted by the effect of increasing pricing and loss trends in an endemic state. We expect the long-term net income margin outlook for this business to be approximately 6% to 7%, which does not assume any net realized gains or losses and is subject to uncertainty on mortality and long-term disability loss cost trends as well as volatility in net investment income.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Fee income and other revenue	$973	$1,044	$1,189	(7%)	(12%)
Net investment income	17	9	5	89%	80%
Net realized gains (losses)	10	(24)	4	NM	NM
Total revenues	1,000	1,029	1,198	(3%)	(14%)
Operating costs and other expenses	781	826	925	(5%)	(11%)
Total benefits, losses and expenses	781	826	925	(5%)	(11%)
Income before income taxes	219	203	273	8%	(26%)
Income tax expense [1]	45	41	56	10%	(27%)
Net income	$174	$162	$217	7%	(25%)
Daily average Hartford Funds AUM	$127,019	$135,124	$151,347	(6%)	(11%)
ROA [2]	13.7	12.0	14.3	1.7	(2.3)
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains), excluded from core earnings, before tax	(0.8)	1.7	(0.3)	(2.5)	2.0
Effect of income tax expense (benefit)	0.1	(0.4)	0.1	0.5	(0.5)
ROA, core earnings [2]	13.0	13.3	14.1	(0.3)	(0.8)
[1] For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
[2] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Mutual Fund and ETF AUM - beginning of period	$112,472	$142,632	$124,627	(21%)	14%
Sales - Mutual Fund	20,960	29,833	32,399	(30%)	(8%)
Redemptions - Mutual Fund	(28,606)	(37,981)	(28,653)	25%	(33%)
Net flows - ETF	619	197	121	NM	63%
Net Flows - Mutual Fund and ETF	(7,027)	(7,951)	3,867	12%	NM
Change in market value and other	13,871	(22,209)	14,138	NM	NM
Mutual Fund and ETF AUM - end of period	119,316	112,472	142,632	6%	(21%)
Third-party life and annuity separate account AUM	11,709	11,635	15,263	1%	(24%)
Hartford Funds AUM - end of period	$131,025	$124,107	$157,895	6%	(21%)
Mutual Fund and ETF AUM by Asset Class

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Equity - Mutual Funds	$79,352	$73,782	$95,703	8%	(23%)
Fixed Income - Mutual Funds	16,773	15,861	20,113	6%	(21%)
Multi-Strategy Investments - Mutual Funds [1]	19,292	19,975	23,610	(3%)	(15%)
Equity - ETF	2,141	1,805	2,230	19%	(19%)
Fixed Income - ETF	1,758	1,049	976	68%	7%
Mutual Fund and ETF AUM	$119,316	$112,472	$142,632	6%	(21%)
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net income increased for the year ended December 31, 2023, primarily driven by net realized gains compared to net realized losses in 2022 and higher net investment income, partially offset by a decrease in fee income net of variable expenses driven by a decrease in daily average AUM.
Hartford Funds AUM
December 31, 2023 compared to December 31, 2022
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $7.0 billion for the year ended December 31, 2023 compared to net outflows of $8.0 billion for the year ended December 31, 2022.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2024 Outlook
Assuming continued growth in equity markets in 2024, the Company expects net income for Hartford Funds to increase from 2023 to 2024.

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	2023	2022	2021	Increase (Decrease) From 2022 to 2023	Increase (Decrease) From 2021 to 2022
Fee income [1]	$39	$49	$50	(20%)	(2%)
Net investment income	47	26	24	81%	8%
Net realized gains (losses)	26	(45)	73	NM	NM
Other revenue (loss)	2	1	(10)	100%	NM
Total revenues	114	31	137	NM	(77%)
Benefits, losses and loss adjustment expenses [2]	7	8	8	(13%)	—%
Insurance operating costs and other expenses [1]	68	61	90	11%	(32%)
Interest expense [3]	199	213	234	(7%)	(9%)
Restructuring and other costs	6	13	1	(54%)	NM
Total benefits, losses and expenses	280	295	333	(5%)	(11%)
Loss before income taxes	(166)	(264)	(196)	37%	(35%)
Income tax benefit [4]	(45)	(69)	(47)	35%	(47%)
Net loss	(121)	(195)	(149)	38%	(31%)
Preferred stock dividends	21	21	21	—%	—%
Net loss available to common stockholders	$(142)	$(216)	$(170)	34%	(27%)
[1]Includes investment management fees and expenses related to managing third-party assets.
[2]Includes benefits expense on life and annuity business previously underwritten by the Company.
[3]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
[4]For discussion of income taxes, see Note 17 - Income Taxes of Notes to Consolidated Financial Statements.
Net loss available to common stockholders
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net loss available to common stockholders for the year ended December 31, 2023 decreased primarily due to a change from net realized losses in the 2022 period to net realized gains in the 2023 period, higher net investment income, lower interest expense, a loss on extinguishment of debt in the 2022 period and lower restructuring costs, partially offset by a $14, before tax, capital-based state tax expense covering several years recorded in the 2023 period related to recently released guidance.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Expense
Year ended December 31, 2023 compared to the year ended December 31, 2022
Interest expense decreased for the year ended December 31, 2023 due to the redemption of $600 in 7.875% junior subordinated debentures in April 2022.

ENTERPRISE RISK MANAGEMENT
The Company’s Board of Directors has ultimate responsibility for risk oversight, as described more fully in our Proxy Statement, while management is tasked with the day-to-day management of the Company’s risks.
The Company manages and monitors risk through risk policies, controls and limits. At the senior management level, an Enterprise Risk and Capital Committee ("ERCC") oversees the risk profile and risk management practices of the Company. As illustrated below, a number of functional committees sit underneath the ERCC, providing oversight of specific risk areas and recommending risk mitigation strategies to the ERCC.

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
•Liability- Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from credit and political risk insurance ("CPRI") coverages, losses from derivative lawsuits, and other securities actions and covered perils.
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

		Modeled Loss Gross and Net of Reinsurance [2]
		Probability of Loss Exceedance [3]	Gross of Reinsurance	Net of Reinsurance
		Aggregate annual all-peril (1-in-100) (1.0%)	$2,594	$1,465
		Aggregate annual all-peril (1-in-250) (0.4%)	$3,503	$2,022
		Hurricane single occurrence (1-in-100) (1.0%)	$1,456	$568
		Hurricane single occurrence (1-in-250) (0.4%)	$2,275	$1,091
		Earthquake single occurrence (1-in-100) (1.0%)	$914	$480
		Earthquake single occurrence (1-in-250) (0.4%)	$1,553	$643

Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property & casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated before tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and group benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [1]
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
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, a catastrophe bond, an aggregate property catastrophe treaty, and individual risk agreements

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate losses of catastrophe events designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $750 retention. The occurrence-based property catastrophe treaty responds in excess of $200 per occurrence for all perils other than earthquakes and named hurricanes and tropical storms.
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
Primary Catastrophe Reinsurance Coverages as of January 1, 2024 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2024 to 12/31/2024 [1] [2]
Losses of $0 to $200	None	100% retained
Losses of $200 to $350 for earthquakes and named hurricanes and tropical storms [3]	None	100% retained
Losses of $200 to $350 from one event other than earthquakes and named hurricanes and tropical storms [3]	40% of $150 in excess of $200	60% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.2 billion from one event [4] (all perils)	90% of $700 in excess of $500	10% co-participation
Per Occurrence Property Catastrophe Bond from 1/1/2024 to 12/31/2026 [5]
Losses of $1.1 billion to $1.4 billion for tropical cyclone and earthquake events [6]	66.67% of $300 in excess of $1.1 billion	33.33% of $300 in excess of $1.1 billion
Aggregate Property Catastrophe Treaty for 1/1/2024 to 12/31/2024 [7]
$0 to $750 of aggregate losses	None	100% Retained
$750 to $950 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2024 to 12/31/2024
Losses of $0 to $100 from one event	None	100% Retained
Losses of $100 to $450 from one event [8]	80% of $350 in excess of $100	20% co-participation
[1]These agreements do not cover the assumed reinsurance business which purchases its own retrocessional coverage.
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
[5]Refer to "Catastrophe Bond" discussion below for further information.
[6]Tropical cyclones are defined as a storm or storm system that has been declared by National Weather Service or any division or agency thereof (including the National Hurricane Center or the Weather Prediction Center) or any of their successors to be a hurricane, tropical storm, or tropical depression.
[7]The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses, except assumed reinsurance business losses, apply toward satisfying the $750 attachment point under the aggregate treaty.
[8]In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $25 in per event losses in excess of a $25 retention.

In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other reinsurance agreements that cover property catastrophe losses, some of which provide for reinstatement of limits in the event of loss with reinstatement provisions varying depending on the layer of coverage. The Per Occurrence Property Catastrophe Treaty and Workers' Compensation Catastrophe Treaty include a provision to reinstate one limit in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
Catastrophe Bond- The Company has property catastrophe protection in the form of catastrophe bonds issued through an indemnity agreement with Foundation Re IV Ltd. (“Foundation Re IV”), an independent Bermuda company registered as a special purpose insurer under the Bermuda Insurance Act 1978 and related rules and regulations. The agreement provides fully collateralized loss coverage on the Company’s commercial and personal property and automobile physical damage in all 50 states of the United States of America, the District of Columbia and Puerto Rico from tropical cyclone and earthquake events.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The reinsurance agreement with Foundation Re IV provides indemnity per occurrence excess of loss coverage of 66.67% of $300 in losses in excess of $1.1 billion for the treaty term effective January 1, 2024, through December 31, 2026. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. The Company has not incurred any losses that have resulted or are expected to result in a recovery under the reinsurance agreement with Foundation Re IV since its inception.
Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Foundation Re IV for the reinsurance coverage. Amounts payable to the Company under the reinsurance agreement with respect to any covered event cannot exceed the Company's actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.
The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Foundation Re IV issued $200 in notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreement. The proceeds of the issuance were deposited in a reinsurance trust account.
As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. Foundation Re IV’s credit risk is mitigated by a reinsurance trust account that has been funded by Foundation Re IV with money market funds that invest solely in direct government obligations and obligations backed by the U.S. government. The money market funds must have the highest principal stability ratings from S&P Global Ratings (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”) on the issuance date of the bonds and thereafter must be rated by S&P or Moody’s, as applicable. Other permissible investments include money market funds which invest in repurchase and reverse repurchase agreements collateralized by direct government obligations and obligations of any agency backed by the U.S. government with terms of no more than 397 calendar days, and cash.
At the time the agreement was entered into with Foundation Re IV, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”) and concluded that it was a VIE. However, while Foundation Re IV was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Foundation Re IV and residual amounts earned by it, if any, are expected to be absorbed by the equity investor (the Company has neither an equity nor a residual interest in Foundation Re IV).
Accordingly, the Company is not the primary beneficiary of Foundation Re IV and does not consolidate that entity in the Company’s consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Foundation Re IV, the consolidation of that entity in the Company’s consolidated financial statements in future periods is unlikely.
Reinsurance for Terrorism- For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA to the end of 2027.
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $2.0 billion for 2024. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit under the Navigators ADC, there is no remaining limit available as of December 31, 2023. As of December 31, 2023, the Company has paid Navigators claims in excess of the $1.816 billion acquisition date reserves plus the $100 retention. The Company expects to begin amortizing the deferred gain into income in the first quarter of 2024 as recoveries are received. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Reinsurance Recoverables as of December 31,

	Property and Casualty		Group Benefits		Corporate		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Paid loss and loss adjustment expenses	$273	$300	$5	$6	$—	$—	$278	$306
Unpaid loss and loss adjustment expenses	6,429	6,257	256	245	244	261	6,929	6,763
Gross reinsurance recoverables	6,702	6,557	261	251	244	261	7,207	7,069
Allowance for uncollectible reinsurance	(100)	(102)	(1)	(1)	(2)	(2)	(103)	(105)
Net reinsurance recoverables	$6,602	$6,455	$260	$250	$242	$259	$7,104	$6,964
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
Cybersecurity Risk
For information on the prevention, detection, mitigation and remediation of cybersecurity incidents, see Part I, Item 1C – Cybersecurity.
|FINANCIAL RISK
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with OTC and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives may be used to achieve the following Company-approved objectives: (1) hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; (2) managing liquidity; (3) controlling transaction costs; and (4) engaging in income generation covered call transactions and synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity, and foreign currency exchange.
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
Management The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk in aggregate and to limit potential losses in accordance with the Company's credit risk management policy. The Company manages its credit risk by managing aggregations of risk, holding a diversified mix of issuers and counterparties across its investment, reinsurance, and insurance portfolios, and limiting exposure to any specific reinsurer or counterparty. Potential credit losses can be mitigated through diversification (e.g., geographic regions, asset types, industry sectors), hedging and the use of collateral to reduce net credit exposure.
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
As of December 31, 2023, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2023, there were net credit losses on fixed maturities, AFS and an increase in the ACL on mortgage loans of $14 and $15 respectively. In 2022, there were net credit losses on fixed maturities, AFS and an increase in the ACL on mortgage loans of $18 and $7 respectively. Refer to the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”.

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $7,104 and $6,964 as of December 31, 2023 and 2022 respectively. Refer to the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy.”

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $5,607 and $4,949, as of December 31, 2023 and 2022, respectively. For a discussion regarding collectibility of these balances, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
The Company’s credit exposures are generally quantified based on the prior business day’s net fair value, including income accruals, of all derivative positions transacted with a single counterparty for each separate legal entity. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The Company enters into collateral arrangements in connection with its derivatives positions and collateral is pledged to or held by, or on behalf of, the Company to the extent the exposure is greater than zero, subject to minimum transfer thresholds, if applicable. In accordance with industry standards and the contractual requirements, collateral is typically settled on the same business day. For further discussion, see the Derivative Commitments section of Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield.
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2023 the Company did not hold credit derivatives that purchase credit protection. As of December 31, 2022, the notional amount and fair value related to credit derivatives that purchase credit protection was $11 and less than $1, respectively. These amounts do not include positions that are in offsetting relationships.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
single corporate issuers and indexes. As of December 31, 2023 and 2022, the Company did not hold credit default swaps that assume credit risk.
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
The Company may also use interest rate swaps and, to a lesser extent, futures to mitigate interest rate risk associated with its investment portfolio or liabilities and to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. As of December 31, 2023 and 2022, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $10.1 billion and $9.4 billion, respectively, and primarily relate to hedging invested assets. As of December 31, 2023 and 2022, the fair value of these derivatives was $(6) for both periods.
Following June 30, 2023, the publication of U.S. Dollar London Inter-Bank Offered Rate ("LIBOR") on a representative basis ceased. All previously identified investments and derivatives that the Company owns, as well as floating rate debt the Company has issued, have transitioned to a replacement rate and no material impacts associated with the discontinuance of LIBOR are expected.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $50.1 billion and $46.4 billion at December 31, 2023 and 2022, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 3.8 years and 4.0 years as of December 31, 2023 and 2022, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

Long-term debt obligations The Company's variable rate debt obligations will generally result in increased interest expense as a result of higher interest rates; the inverse is true during a declining interest rate environment. However, as explained in Note 14 - Debt of Notes to Consolidated Financial Statements, the Company has entered into an interest-rate swap agreement to effectively convert variable interest rate payments on its $500 junior subordinated debentures due 2067 to fixed interest payments. Changes in the value of fixed rate long-term debt as a result of changes in interest rates will impact the fair value of these instruments but not the carrying value in the Company's Consolidated Balance Sheets.

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Group Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2023 and 2022, the Company had $8,586 and $8,479, respectively of reserves for group life and disability contracts. For most Group Benefits liabilities, changes in interest rates will impact the fair value but not the carrying value in the Company's Consolidated Balance Sheets. For long-duration insurance contracts, including paid-up life and life conversions, changes in interest rates will impact both the fair value and the carrying value in the Company's Consolidated Balance Sheets.

Pension and other postretirement benefit obligations The Company’s pension and other postretirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates as well as the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional plan contributions if the plans’ investment returns, including from investments in fixed maturities, are lower than expected. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.

Interest Rate Sensitivity
Group Life and Disability Reserves and Invested Assets Supporting Them
Included in the following table is the before tax change in the net economic value of contracts issued by the Company’s Group Benefits segment, primarily group life and disability, for which fixed valuation discount rate assumptions are established based upon investment returns assumed in pricing, along with the corresponding invested assets. For long-duration insurance contracts the discount rate is updated quarterly with an equivalent single rate that is based on a current market observable, upper-medium grade fixed maturity yield. This has been interpreted to represent a yield based on single-A credit rated fixed maturity instruments with similar duration to the related liability. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of other insurance products such as automobile, property, workers' compensation and general liability insurance. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.
The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Rate Sensitivity of Group Benefits Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2023		2022
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$64	$(50)	$71	$(71)
The carrying value of assets related to supporting Group Benefits, primarily long-term disability reserves, was $10.3 billion and $9.8 billion, as of December 31, 2023 and 2022, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2023 and 2022. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets (Excluding Those Supporting Group Benefits Reserves)

	Change in Fair Value as of December 31,
	2023		2022
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,590	$(1,466)	$1,554	$(1,470)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments, excluding those related to supporting Group Benefits short and long-term disability reserves, was $39.8 billion and $36.6 billion as of December 31, 2023 and 2022, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $444 and $426 as of December 31, 2023 and 2022, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $373 and $357 as of December 31, 2023 and 2022, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Postretirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities (or decrease in asset) for pension and other postretirement plan obligations of $12 and $22 as of December 31, 2023 and 2022, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities (or increase in assets) for pension and other postretirement plan obligations of $3 and $10 as of December 31, 2023 and 2022, respectively. Gains or losses due to changes in the yield curve on the pension and postretirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
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
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and, at times, hedging of changes in equity indices. During the first half of 2023, the Company reduced its exposure to equity securities through sales. For assets supporting pension and other postretirement benefit plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.

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

Assets under management AUM in Hartford Funds may decrease in value during equity market declines, which would result in lower earnings because fee income is earned based upon the value of AUM.

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
The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated below due to the nature of the estimates and assumptions used in the analysis. These calculations do not capture the impact of portfolio re-allocations.
Equity Sensitivity

	As of December 31, 2023			As of December 31, 2022
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$5,649	$574	$(574)	$5,978	$676	$(676)
Assets supporting pension and other postretirement benefit plans	$833	$89	$(89)	$820	$84	$(84)
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported Hartford Funds earnings for that one year period is approximately $55 as of December 31, 2023. The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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
Impact Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. The impact on the fair value of fixed maturities, AFS due to changes in foreign currency exchange rates, in relation to functional currency, is reported in unrealized gains or losses as part of other comprehensive income ("OCI"). The realization of gains or losses resulting from investment sales or from changes in investments that record changes in fair value through the income statement due to changes in foreign currency exchange rates is reflected through net realized gains and losses.
In regard to insurance and reinsurance contracts that the Company enters into for which we are obligated to pay losses in a foreign currency, the impact of changes in foreign currency exchange rates on assets and liabilities related to these contracts is reflected through net realized gains and losses. These assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverables, and unpaid losses and loss adjustment expenses. Additionally, the Company translates the assets, liabilities, and income of non-U.S. dollar functional currency legal entities into

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

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Investment portfolio The Company is exposed to foreign exchange risk affecting non-U.S. dollar denominated cash, fixed maturities, equities, and derivative instruments. Changes in relative values between currencies can positively or negatively impact net realized gains and losses or unrealized gains (losses) as part of other comprehensive income.

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
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2023
Net assets (liabilities)	$168	$170	$(31)

December 31, 2022
Net assets (liabilities)	$174	$185	$(33)
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
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. Accrued investment income related to fixed maturities is not included in the amortized cost or fair value of the fixed maturities. For further information refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
Fixed Maturities, AFS by Credit Quality

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,174	$4,776	12.0%	$5,573	$5,025	13.9%
AAA	7,277	7,055	17.7%	6,171	5,824	16.1%
AA	7,527	7,270	18.3%	7,136	6,650	18.4%
A	10,253	9,828	24.7%	9,758	8,968	24.7%
BBB	9,710	9,198	23.1%	8,918	7,973	22.0%
BB & below	1,785	1,691	4.2%	1,977	1,791	4.9%
Total fixed maturities, AFS	$41,726	$39,818	100.0%	$39,533	$36,231	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2022, primarily due to net additions of corporate bonds and ABS, partially offset by net reductions to U.S. treasuries and tax-exempt municipal bonds. The increase was also due to higher valuations as a result of tighter credit spreads. Fixed maturities, FVO are not included in the preceding table. For further discussion on FVO securities see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Type

	December 31, 2023						December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,414	$—	$10	$(18)	$2,406	6.0%	$1,538	$—	$—	$(41)	$1,497	4.1%
Other	933	—	8	(27)	914	2.3%	478	—	—	(34)	444	1.3%
CLO	3,104	—	3	(17)	3,090	7.8%	3,040	—	3	(102)	2,941	8.1%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,179	(12)	14	(119)	1,062	2.7%	1,268	(10)	14	(115)	1,157	3.2%
Bonds	2,150	—	—	(219)	1,931	4.8%	2,263	—	2	(228)	2,037	5.6%
Interest only	137	—	5	(10)	132	0.3%	184	—	5	(15)	174	0.5%
Corporate
Basic industry	967	—	7	(39)	935	2.3%	797	—	1	(64)	734	2.0%
Capital goods	1,630	—	19	(67)	1,582	4.0%	1,380	—	2	(117)	1,265	3.5%
Consumer cyclical	1,331	(4)	20	(55)	1,292	3.2%	1,100	—	—	(97)	1,003	2.8%
Consumer non-cyclical	2,232	—	27	(123)	2,136	5.4%	2,102	—	6	(188)	1,920	5.3%
Energy	1,261	—	13	(57)	1,217	3.1%	1,076	—	3	(92)	987	2.7%
Financial services	5,434	—	30	(283)	5,181	13.0%	4,923	—	8	(441)	4,490	12.4%
Tech./comm.	2,470	(2)	47	(143)	2,372	6.0%	2,312	(2)	9	(249)	2,070	5.7%
Transportation	803	—	8	(60)	751	1.9%	731	—	1	(81)	651	1.8%
Utilities	2,155	(3)	25	(148)	2,029	5.1%	1,871	—	3	(212)	1,662	4.6%
Other	408	—	1	(38)	371	0.9%	502	—	—	(51)	451	1.2%
Foreign govt./govt. agencies	583	—	6	(27)	562	1.4%	596	—	—	(49)	547	1.5%
Municipal bonds
Taxable	1,211	—	7	(113)	1,105	2.8%	1,062	—	2	(148)	916	2.5%
Tax-exempt	4,996	—	124	(186)	4,934	12.4%	5,656	—	91	(367)	5,380	14.9%
Residential Mortgage-Backed Securities ("RMBS")
Agency	2,342	—	14	(171)	2,185	5.5%	1,865	—	2	(196)	1,671	4.6%
Non-agency	2,293	—	4	(235)	2,062	5.2%	2,277	—	—	(312)	1,965	5.4%
Sub-prime	40	—	—	—	40	0.1%	72	—	—	—	72	0.2%
U.S. Treasuries	1,653	—	26	(150)	1,529	3.8%	2,440	—	—	(243)	2,197	6.1%
Total fixed maturities, AFS	$41,726	$(21)	$418	$(2,305)	$39,818	100.0%	$39,533	$(12)	$152	$(3,442)	$36,231	100.0%
Fixed maturities, FVO					$327						$333
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2022, primarily due to net additions of corporate bonds and ABS, partially offset by net reductions to U.S. treasuries and tax-exempt municipal bonds. The increase was also due to higher valuations as a result of tighter credit spreads. The Company primarily increased holdings of financial services, utilities, capital goods, and consumer cyclical corporate bonds as well as consumer loans.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.
Exposure to CMBS and RMBS as of December 31, 2023

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$20	$19	$1,159	$1,043	$—	$—	$—	$—	$—	$—	$1,179	$1,062
Bonds	852	795	545	485	371	317	147	119	235	215	2,150	1,931
Interest Only	76	72	54	53	—	—	7	7	—	—	137	132
Total CMBS	948	886	1,758	1,581	371	317	154	126	235	215	3,466	3,125
RMBS
Agency	—	—	2,342	2,185	—	—	—	—	—	—	2,342	2,185
Non-Agency	1,263	1,144	526	477	300	260	189	169	15	12	2,293	2,062
Sub-Prime	1	1	12	12	5	5	10	10	12	12	40	40
Total RMBS	1,264	1,145	2,880	2,674	305	265	199	179	27	24	4,675	4,287
Total CMBS & RMBS	$2,212	$2,031	$4,638	$4,255	$676	$582	$353	$305	$262	$239	$8,141	$7,412

Exposure to CMBS and RMBS as of December 31, 2022

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$1,264	$1,154	$4	$3	$—	$—	$—	$—	$—	$—	$1,268	$1,157
Bonds	908	840	568	504	424	370	138	116	225	207	2,263	2,037
Interest Only	101	96	74	70	—	—	8	7	1	1	184	174
Total CMBS	2,273	2,090	646	577	424	370	146	123	226	208	3,715	3,368
RMBS
Agency	1,845	1,652	20	19	—	—	—	—	—	—	1,865	1,671
Non-Agency	1,166	1,036	501	428	353	288	236	198	21	15	2,277	1,965
Sub-Prime	3	3	21	21	10	10	9	9	29	29	72	72
Total RMBS	3,014	2,691	542	468	363	298	245	207	50	44	4,214	3,708
Total CMBS & RMBS	$5,287	$4,781	$1,188	$1,045	$787	$668	$391	$330	$276	$252	$7,929	$7,076
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
As of December 31, 2023, the credit quality of the majority of agency-backed CMBS and RMBS changed from AAA to AA+ due to a downgrade of U.S. government-sponsored enterprises by Fitch in August of 2023.
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
As of December 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.1 billion, with an ACL of $51. As of December 31, 2022, mortgage loans had an amortized cost of $6.0 billion and carrying value of $6.0 billion, with an ACL of $36. The increase in the allowance is primarily attributable to revised economic scenarios, lower property valuations, and overall weaker real estate fundamentals.
The Company funded $589 million of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 57%

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
and a weighted average yield of 7.2% during the twelve months ended December 31, 2023. The Company continues to originate commercial mortgage loans in high growth markets across the country focusing primarily on institutional-quality industrial and multi-family properties with strong LTV ratios. There were no mortgage loans held for sale as of December 31, 2023, or December 31, 2022.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.
Available For Sale Investments in Municipal Bonds

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$807	$814	AA	$863	$838	AA
Pre-refunded [1]	155	158	AA+	235	242	AAA
Revenue
Transportation	1,325	1,298	A+	1,435	1,342	A+
Health Care	974	902	A+	1,132	1,012	A+
Leasing [2]	761	732	AA-	714	659	AA-
Education	527	520	AA	601	572	AA
Water & Sewer	362	347	AA+	411	384	AA
Power	275	271	A	280	268	A
Sales Tax	231	237	AA	304	295	AA
Housing	179	172	AA	73	62	AA-
Other	611	588	A+	670	622	A+
Total Revenue	5,245	5,067	AA-	5,620	5,216	AA-
Total Municipal	$6,207	$6,039	AA-	$6,718	$6,296	AA-
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
As of December 31, 2023, the largest issuer concentrations were the New York City Transitional Finance Authority, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2022, the largest issuer concentrations were the Grand Parkway Transportation Corporation of Texas, the New York City Transitional Finance Authority, and the New York City Municipal Water Finance Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 11% of the fair value of the Company's investment portfolio.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2023		2022		2021
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(10)	(0.5)%	$316	21.9%	$149	18.4%
Private equity funds	161	9.9%	186	14.2%	456	51.3%
Other funds	29	6.6%	32	10.5%	33	17.7%
Other alternative investments [2]	32	6.6%	(19)	(3.8)%	94	22.6%
Total	$212	4.8%	$515	14.4%	$732	31.8%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,931	40.4%	$1,713	41.0%
Private equity funds	1,838	38.4%	1,565	37.5%
Other funds	498	10.4%	413	9.9%
Other alternative investments [1]	518	10.8%	486	11.6%
Total	$4,785	100.0%	$4,177	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.3 billion as of December 31, 2023, and have decreased $1.1 billion from December 31, 2022, primarily due to tighter credit spreads. As of December 31, 2023, $1.9 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $417 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, CMBS, RMBS, and municipal bonds that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	51	$440	$—	$(4)	$436	200	$786	$—	$(15)	$771
Greater than three to six months	35	143	—	(2)	141	809	6,175	—	(234)	5,941
Greater than six to nine months	137	1,117	—	(13)	1,104	1,024	7,598	—	(561)	7,037
Greater than nine to eleven months	97	738	—	(22)	716	1,859	12,994	(6)	(1,510)	11,478
Twelve months or more	3,530	27,448	(14)	(2,264)	25,170	1,044	8,218	(6)	(1,122)	7,090
Total	3,850	$29,886	$(14)	$(2,305)	$27,567	4,936	$35,771	$(12)	$(3,442)	$32,317

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2023					December 31, 2022
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	14	$56	$(1)	$(13)	$42	98	$543	$—	$(116)	$427
Greater than three to six months	10	19	(2)	(4)	13	215	2,021	—	(490)	1,531
Greater than six to nine months	31	148	—	(33)	115	89	791	—	(253)	538
Greater than nine to eleven months	22	163	—	(40)	123	7	34	(2)	(14)	18
Twelve months or more	143	1,216	—	(327)	889	17	5	(1)	(2)	2
Total	220	$1,602	$(3)	$(417)	$1,182	426	$3,394	$(3)	$(875)	$2,516
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2023
The Company recorded net credit losses of $14, primarily attributable to increases in the ACL of $12 related to three below investment grade corporate issuers and $2 related to a CMBS that had an ACL in the prior period driven by prepayments. Unrealized losses on securities with an ACL recognized in other comprehensive income were $4. For further information, refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
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
For the year ended December 31, 2022
The Company recorded net credit losses of $18, primarily attributable to increases in the allowance for credit losses of $10 on CMBS, $3 on issuers with exposure to Russia, $3 related to a private corporate utilities issuer, and $2 related to a public corporate cable satellite issuer. Unrealized losses on securities with an ACL recognized in other comprehensive income were $6
Intent-to-sell impairments of $6 related to two corporate issuers in the financial services and utilities sectors, and an issuer with exposure to Russia that had an ACL prior to disposal.
ACL on Mortgage Loans
For the year ended December 31, 2023
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
The Company recorded an increase in the ACL on mortgage loans of $15. The increase is primarily attributable to revised economic scenarios, lower property valuations, and overall weaker real estate fundamentals. The Company did not record an ACL on any individual mortgage loans.
For the year ended December 31, 2022
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

Capital available to the holding company as of December 31, 2023:
•$1.1 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company.
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of December 31, 2023, there were no borrowings outstanding.
~~•~~An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.

2024 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's property and casualty insurance subsidiaries have regulatory dividend capacity of $1.8 billion for 2024. The HFSG Holding Company expects to receive approximately $1.5 billion of net dividends in 2024 after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
•Group Benefits - Hartford Life and Accident Insurance Company ("HLA") has regulatory dividend capacity of $609 in 2024 with approximately $600 of dividends expected in 2024.
•Hartford Funds - HFSG Holding Company expects to receive approximately $130 in dividends from Hartford Funds in 2024.

Expected liquidity requirements for the next twelve months as of December 31, 2023:
•$194 of interest on debt, net of settlements on a related interest rate swap. See Note 14 - Debt of Notes to Consolidated Financial Statements;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$570 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of December 31, 2023:
•Interest on debt and debt repayments, see Note 14 - Debt of Notes to Consolidated Financial Statements.
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
In 2023, the Company repurchased 19.2 million common shares for $1.4 billion under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of December 31, 2023, the Company has $1.35 billion remaining for equity repurchases under the share repurchase program. During the period January 1, 2024 through February 22, 2024, the Company repurchased approximately 2.3 million common shares for $200.
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

|LIQUIDITY REQUIREMENTS AND SOURCES OF CAPITAL
The Hartford Financial Services Group, Inc. ("HFSG Holding Company")
The liquidity requirements of the HFSG Holding Company will primarily be met by HFSG Holding Company’s fixed maturities; short-term investments and cash; and dividends from its subsidiaries, principally its insurance operations. The Company maintains sufficient liquidity and has a variety of contingent

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
Debt
In 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.
For additional information on Debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2023:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 26, 2023	December 1, 2023	January 3, 2024	$0.470
February 21, 2024	March 4, 2024	April 2, 2024	$0.470
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
December 13, 2023	February 1, 2024	February 15, 2024	$375.00
February 21, 2024	May 1, 2024	May 15, 2024	$375.00
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
Property casualty insurers domiciled in New York, including NIC and Navigators Specialty Insurance Company ("NSIC"), generally may not, without notice to and approval by the state insurance commissioner, pay dividends out of earned surplus in any twelve‑month period that exceeds the lesser of (i) 10% of the insurer’s statutory policyholders’ surplus as of the most recent financial statement on file, or (ii) 100% of its adjusted net investment income, as defined, for the same twelve month period.
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
Corporate members of Lloyd's syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the FAL capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the syndicate's SCR under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment.
Insurers domiciled in the United Kingdom may pay dividends to their parent out of their statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
In 2023, HFSG Holding Company received $408 of dividends from HLA and $129 from Hartford Funds. In addition, HFSG Holding Company received $1.5 billion of net dividends from P&C subsidiaries in 2023 which excludes $100 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. Refer to "2024 expected dividends and other sources of capital" for expected payments of dividends from our subsidiaries in 2024.
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
For further information regarding Shelf Registrations, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of December 31, 2023, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 – Debt of Notes to Consolidated Financial Statements.
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
As of December 31, 2023, $1.9 billion was available, $100 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB.
Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2023, there were no advances outstanding. The CTDOI permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.7 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2024. For further information regarding the Company's collateralized advances with Federal Home Loan Bank of Boston, see Note 14 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). The Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($101 as of December 31, 2023) commitment. As of December 31, 2023, letters of credit with an aggregate face amount of $74 and £79 million, or $101, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of December 31, 2023, The Hartford was in compliance with all financial covenants of the facility. For further information regarding the Lloyd's Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
While the Company has significant discretion in making voluntary contributions to the U.S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company did not make any contributions to the U.S. qualified defined benefit pension plan in 2023, 2022 and 2021. In 2023, the Company funded $3 to a rabbi trust that is designated for other defined benefit pension plans and contributed $1 to the Canadian Pension Plan. There were no plan contributions in 2022 or 2021 for other defined benefit pension plans. The Company made direct benefit payments of $5, $5 and $7 on behalf of the other postretirement plans in 2023, 2022 and 2021, respectively. No other contributions were made to the other postretirement plans in 2023, 2022 and 2021. The Company’s 2023, 2022 and 2021 required minimum funding contributions were immaterial. The Company does not have a 2024 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
qualified defined benefit pension plan in 2024. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2024 to make this determination. As of December 31, 2023, the U.S. qualified defined benefit pension plan is fully funded and in an asset position. For further discussion of pension and other postretirement benefit obligations, see Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
As of December 31, 2023, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
Property & Casualty

As of
December 31, 2023
Fixed maturities	$31,680
Short-term investments	2,127
Cash	106
Less: Derivative collateral	52
Total	$33,861
Property & Casualty operations invested assets also include $456 in equity securities, $4.5 billion in mortgage loans and $3.8 billion in limited partnerships and other alternative investments.
Group Benefits Operations

As of
December 31, 2023
Fixed maturities	$8,277
Short-term investments	382
Cash	12
Less: Derivative collateral	14
Total	$8,657
Group Benefits operations invested assets also include $99 in equity securities, $1.6 billion in mortgage loans and $1.0 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of December 31, 2023 were $34.0 billion and net of reinsurance were $27.4 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and IBNR reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, and for historical payments by reserve line net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Group Benefits reserves as of December 31, 2023 were $9.0 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefit LTD Reserves, Net of Reinsurance. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 12 - Reserve for Future Policy Benefits and Note 13 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $402 as of December 31, 2023 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 12 - Reserve for Future Policy Benefits and Note 13 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements.
Hartford Funds
Hartford Funds principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of December 31, 2023, Hartford Funds cash and short-term investments were $250.
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
|CAPITALIZATION

Capital Structure
	December 31, 2023	December 31, 2022	Change
Long-term debt	$4,362	$4,357	—%
Total debt	4,362	4,357	—%
Common stockholders' equity, excluding AOCI, net of tax	17,842	17,183	4%
Preferred stock	334	334	—%
AOCI, net of tax	(2,849)	(3,841)	26%
Total stockholders’ equity	$15,327	$13,676	12%
Total capitalization	$19,689	$18,033	9%
Debt to stockholders’ equity	28%	32%
Debt to capitalization	22%	24%
Total capitalization increased $1,656, or 9%, as of December 31, 2023 compared to December 31, 2022 primarily due to net income in excess of common stockholder dividends in the period and a decrease in net unrealized losses on fixed maturities, AFS, partially offset by share repurchases.
For additional information on AOCI, net of tax, including unrealized gains from securities, see Note 18 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Consolidated Financial Statements. For additional information on debt, see Note 14 - Debt of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CASH FLOW [1]

	2023	2022	2021
Net cash provided by operating activities	$4,220	$4,008	$4,093
Net cash used for investing activities	$(2,431)	$(1,277)	$(2,466)
Net cash used for financing activities	$(1,947)	$(2,710)	$(1,581)
Cash and restricted cash— end of year	$189	$344	$337
[1]Cash activities in 2021 include cash flows related to Continental Europe Operations classified as held for sale beginning in the third quarter of 2020 and sold on December 29, 2021. See Note 22 - Business Dispositions of Notes to Consolidated Financial Statements for discussion of this transaction.
Year ended December 31, 2023 compared to the year ended December 31, 2022
Net cash provided by operating activities increased in 2023 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits premiums received, largely offset by an increase in P&C loss and loss adjustment expenses paid, including the $787 payment to the BSA on April 20, 2023, and higher operating expenses, including increased commissions and staffing costs.
Cash used for investing activities increased in 2023 as a result of a change from net proceeds from to net payments for both fixed maturities and derivatives, partially offset by a change from net payments for to net proceeds from equity securities, a decrease in net payments for mortgage loans, a decrease in net payments for short-term investments, and a decrease in net payments for partnerships.
Cash used for financing activities decreased primarily due to the redemption of $600 of 7.875% junior subordinated debentures in the second quarter of 2022, and a decrease in share repurchases in 2023.
Operating cash flows for the year ended December 31, 2023 have been adequate to meet liquidity requirements.
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
Insurance Financial Strength Ratings as of February 22, 2024

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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2023	$12,111	$2,571	$14,682
Statutory income	1,887	592	2,479
Dividends to parent	(1,515)	(408)	(1,923)
Other items	66	(7)	59
Net change to U.S. statutory capital	438	177	615
U.S. statutory capital at December 31, 2023	$12,549	$2,748	$15,297
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
•The assumptions used in the determination of Group Benefits reserves (i.e., for Group Benefits contracts) are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates.
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
•U.S. STAT for life insurance companies like HLA establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S. STAT for life insurance companies defers and amortizes the gains and losses into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.
•Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S. GAAP, while under U.S. STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill admitted as an asset is limited.
•The deferred gain on retroactive reinsurance for losses ceded to the Navigators and A&E ADC agreements is recognized within a special category of surplus under U.S. STAT but is recognized within other liabilities under U.S. GAAP. In addition, the pattern of amortizing the deferred gain for GAAP and releasing special surplus for STAT is different. For GAAP the deferred gain is amortized in proportion of actual recoveries collected to total expected recoveries, while for STAT special surplus is released dollar for dollar once recoveries collected exceed the reinsurance premium.
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
|CONTINGENCIES
Legal Proceedings
For a discussion regarding The Hartford’s legal proceedings, see the information contained in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements and Part I, Item 3 — Legal Proceedings, which are incorporated herein by reference.
Legislative and Regulatory Developments
Inflation Reduction Act
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which is generally effective for years beginning after December 31, 2022. Notably, the bill created a 15% corporate alternative minimum tax (“CAMT”) on corporations with three-year average financial statement income over $1 billion. The Internal Revenue Service has issued some preliminary guidance and is expected to release more detailed proposed regulations in the coming year. The Company has made certain interpretations and assumptions to comply with the CAMT. While the Company's financial statement income is over $1 billion, it is not expected the Company would have a CAMT liability. If CAMT is paid in the future, the amount would be indefinitely available as a credit carryforward that would reduce tax in future years and would be treated as a temporary item reflected within deferred taxes.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HIMCO	Hartford Investment Management Company
ABS	Asset-Backed Securities	HLA	Hartford Life and Accident Insurance Company
ACL	Allowance for Credit Losses	IBNR	Incurred But Not Reported
ADC	Adverse Development Cover	LAE	Loss Adjustment Expense
AFS	Available-For-Sale	LCL	Liability for Credit Losses
ALAE	Allocated Loss Adjustment Expenses	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LTD	Long-Term Disability
AUM	Assets Under Management	LTV	Loan-to-Value
BSA	Boy Scouts of America	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CAY	Current Accident Year	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NIC	Navigators Insurance Company
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NOLs	Net Operating Losses
DEI	Diversity, Equity and Inclusion	NSIC	Navigators Specialty Insurance Company
DLR	Disabled Life Reserve	OCI	Other Comprehensive Income
DSCR	Debt Service Coverage Ratio	OTC	Over-the-Counter
ERCC	Enterprise Risk and Capital Committee	P&C	Property and Casualty
ESPP	The Hartford Employee Stock Purchase Plan	PV&T	Political Violence and Terrorism
ETF	Exchange-Traded Funds	PYD	Prior Accident Year Development
FAL	Funds at Lloyd's	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	RMBS	Residential Mortgage-Backed Securities
FHLBB	Federal Home Loan Bank of Boston	ROA	Return on Assets
FVO	Fair Value Option	ROE	Return on Equity
GAAP	Generally Accepted Accounting Principles	SCR	Solvency Capital Requirement
HFSG	Hartford Financial Services Group, Inc.	SOFR	Secured Overnight Financing Rate
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part II - Item 9A. Controls and Procedures

Item 9A.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2023.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2023 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Part II - Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2024

|

Part II - Item 9B. Other Information

Item 9B.
OTHER INFORMATION
On October 31, 2023, Adin M. Tooker, Executive Vice President, Middle & Large Commercial, Global Specialty and Sales and Distribution, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of up to 7,643.967 shares of the Company's common stock on February 29, 2024. This 10b5-1 plan is effective through October 31, 2024.
On November 21, 2023, Michael R. Fisher, Executive Vice President and Property and Casualty Chief Underwriting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of (i) up to 4,088 shares of the Company's common stock between March 1, 2024 and November 15, 2024 and (ii) up to 4,088 shares of the Company's common stock between July 1, 2024 and November 15, 2024, subject to certain conditions. This 10b5-1 plan is effective through November 15, 2024.

|

Part III - Item 10. Directors, Executive Officers and Corporate Governance of The Hartford

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2024 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, and “Director Nominees" and is incorporated herein by reference.
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
EXECUTIVE OFFICERS OF THE HARTFORD
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 22, 2024:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Jonathan R. Bennett	59	Executive Vice President and Head of Group Benefits (August 2019-present); Chief Financial Officer and Head of Strategy for Property and Casualty and Group Benefits (October, 2012-August 2019)
Claire H. Burns	55	Chief Marketing and Communications Officer (September 2021-present); Chief Marketing and Strategy Officer, Prudential International (February 2018-July 2021); Senior Vice President and Chief Customer Officer, MetLife (November 2012-January 2018)
Stephanie C. Bush[1]	59	Executive Vice President and Head of Personal Lines (January 2018-present); Executive Vice President and Head of Small Commercial (July 2014-present)
Beth A. Costello	56	Executive Vice President and Chief Financial Officer (July 2014-present)
Michael R. Fisher	58	Executive Vice President and Property and Casualty Chief Underwriting Officer (May 2019-present); Executive Vice President and Head of Specialty Commercial (October 2014-April 2019)
John J. Kinney	52	Executive Vice President, Head of Claims & Operations (August 2021-present); Chief Claims Officer (April 2013-August 2021)
Allison G. Niderno	44	Senior Vice President and Controller (March 2023-present); Vice President Finance, Head of External Reporting and Investment Finance (June 2018 - March 2023); Vice President Finance (April 2016 - June 2018)
Robert W. Paiano	62	Executive Vice President and Chief Risk Officer (June 2017-present); Senior Vice President & Treasurer (July 2010-May 2017)
David C. Robinson[2]	58	Executive Vice President and General Counsel (June 2015-present)
Lori A. Rodden	53
Executive Vice President Chief Human Resources Officer (October 2019-present); and Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Group Benefits, Claims and Actuarial (April 2016-October 2019)

Deepa Soni	54
Executive Vice President, Head of Technology, Data, Analytics & Information Security (August 2021-present); Chief Information Officer (September 2019-August 2021); U.S. Chief Information Officer, BMO Financial Group (April 2016-September 2019)

Amy M. Stepnowski	55
Executive Vice President Chief Investment Officer (August 2020-present); President of Hartford Investment Management Company (August 2020-present); Managing Director and Head of Public Credit Research Hartford Investment Management Company (September 2008-August 2020)

Adin M. Tooker	54	Executive Vice President, Middle & Large Commercial, Global Specialty and Sales and Distribution (November 2022-present); Executive Vice President and Head of Middle & Large Commercial (March 2019-October 2022); Executive Vice President and Head of Middle Market (March 2017-February 2019)
[1]On November 29, 2023, the Company announced Ms. Bush's intent to retire as Executive Vice President and Head of Small Commercial and Personal Lines effective March 1, 2024.
[2]On November 29, 2023, the Company announced Mr. Robinson's intent to retire as Executive Vice President and General Counsel effective March 1, 2024.

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
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2023 about the securities authorized for issuance under the Company’s equity compensation plans, which consist of The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
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

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	10,086,091	$55.92	10,039,761
Equity compensation plans not approved by stockholders	—	—	—
Total	10,086,091	$55.92	10,039,761
[1]The amount shown in this column includes 6,071,595 outstanding options awarded under the 2010 Stock Plan, the 2014 Stock Plan and the 2020 Stock Plan. The amount shown in this column includes 3,258,731 outstanding restricted stock units, 582,651 outstanding performance shares at 100% of target (which excludes 777,144 shares that vested on December 31, 2023, related to the 2021-2023 performance period) and 173,114 non-vested dividend equivalent shares as of December 31, 2023 under the 2014 Stock Plan and the 2020 Stock Plan. The maximum number of performance shares that could be awarded is 1,165,302 (200% of target) if the Company achieved the highest performance level. Under the 2014 and 2020 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year. As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 3,155,609 remain available for purchase under the ESPP as of December 31, 2023. 6,884,152 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2020 Stock Plan as of December 31, 2023.

|

Part IV. Item 15. Exhibits and Financial Statement Schedules

Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as a part of this report:

(1)Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules below.

(2)Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2023, the Company adopted FASB ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts Issued by Insurance Companies, using the modified retrospective approach.
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
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
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
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2023, and the relevant security attributes used in the determination of their fair values.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2024
We have served as the Company’s auditor since 2002.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2023	2022	2021
Revenues
Earned premiums	$21,026	$19,390	$17,999
Fee income	1,300	1,349	1,488
Net investment income	2,305	2,177	2,313
Net realized gains (losses)	(188)	(627)	509
Other revenues	84	73	81
Total revenues	24,527	22,362	22,390
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	14,238	13,138	12,720
Amortization of deferred policy acquisition costs ("DAC")	2,044	1,824	1,668
Insurance operating costs and other expenses	4,881	4,841	4,791
Interest expense	199	213	234
Amortization of other intangible assets	71	71	71
Restructuring and other costs	6	13	1
Total benefits, losses and expenses	21,439	20,100	19,485
Income before income taxes	3,088	2,262	2,905
Income tax expense	584	443	534
Net income	2,504	1,819	2,371
Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,483	$1,798	$2,350

Net income available to common stockholders per common share
Basic	$8.09	$5.54	$6.73
Diluted	$7.97	$5.46	$6.64
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2023	2022	2021
Net income	$2,504	$1,819	$2,371
Other comprehensive income (loss) (“OCI”):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	1,112	(4,225)	(1,224)
Change in unrealized losses on fixed maturities for which an allowance for credit losses ("ACL") has been recorded	(1)	(5)	—
Change in net gain on cash flow hedging instruments	(19)	34	(6)
Change in foreign currency translation adjustments	6	(10)	(2)
Change in liability for future policy benefits adjustments	(10)	94	27
Change in pension and other postretirement plan adjustments	(96)	143	228
OCI, net of tax	992	(3,969)	(977)
Comprehensive income (loss)	$3,496	$(2,150)	$1,394
See Notes to Consolidated Financial Statements

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2023	2022
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $41,726 and $39,533, and ACL of $21 and $12)	$39,818	$36,231
Fixed maturities, at fair value using the fair value option ("FVO")	327	333
Equity securities, at fair value	864	1,801
Mortgage loans (net of ACL of $51 and $36)	6,087	6,000
Limited partnerships and other alternative investments	4,785	4,177
Other investments	191	159
Short-term investments	3,850	3,859
Total investments	55,922	52,560
Cash	126	229
Restricted cash	63	115
Accrued investment income	404	372
Premiums receivable and agents' balances (net of ACL of $109 and $109)	5,607	4,949
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $103 and $105)	7,104	6,964
Deferred policy acquisition costs	1,113	998
Deferred income taxes, net	1,173	1,437
Goodwill	1,911	1,911
Property and equipment, net	896	927
Other intangible assets, net	707	778
Other assets	1,754	1,768
Total assets	$76,780	$73,008
Liabilities
Unpaid losses and loss adjustment expenses	$42,318	$41,243
Reserve for future policy benefits	484	502
Other policyholder funds and benefits payable	638	658
Unearned premiums	8,599	7,815
Long-term debt	4,362	4,357
Other liabilities	5,052	4,757
Total liabilities	61,453	59,332
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2023 and December 31, 2022, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 326,960,228 shares issued at December 31, 2023 and 344,960,228 shares issued at December 31, 2022	3	3
Additional paid-in capital	648	1,895
Retained earnings	19,007	17,058
Treasury stock, at cost — 28,488,130 and 29,848,980 shares	(1,816)	(1,773)
Accumulated other comprehensive loss, net of tax	(2,849)	(3,841)
Total stockholders' equity	15,327	13,676
Total liabilities and stockholders’ equity	$76,780	$73,008
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2023	2022	2021
Preferred Stock	$334	$334	$334
Common Stock
Common Stock, beginning of period	3	4	4
Treasury stock retired	—	(1)	—
Common Stock, end of period	3	3	4
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,895	3,309	4,322
Issuance of shares under incentive and stock compensation plans and other	(153)	(154)	(90)
Stock-based compensation plans expense	125	131	116
Treasury stock retired	(1,219)	(1,391)	(1,039)
Additional Paid-in Capital, end of period	648	1,895	3,309
Retained Earnings
Retained Earnings, beginning of period	17,058	15,770	13,918
Net income	2,504	1,819	2,371
Dividends declared on preferred stock	(21)	(21)	(21)
Dividends declared on common stock	(534)	(510)	(498)
Retained Earnings, end of period	19,007	17,058	15,770
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,773)	(1,740)	(1,192)
Treasury stock acquired	(1,414)	(1,550)	(1,702)
Treasury stock retired	1,219	1,392	1,039
Issuance of shares under incentive and stock compensation plans from treasury stock and other	207	183	146
Net shares acquired related to employee incentive and stock compensation plans	(55)	(58)	(31)
Treasury Stock, at cost, end of period	(1,816)	(1,773)	(1,740)
Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(3,841)	128	1,170
Cumulative effect of accounting changes, net of tax	—	—	(65)
Adjusted balance beginning of period	(3,841)	128	1,105
Total other comprehensive income (loss)	992	(3,969)	(977)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,849)	(3,841)	128
Total Stockholders’ Equity	$15,327	$13,676	$17,805

Preferred Shares Outstanding	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	315,111	334,926	358,489
Treasury stock acquired	(19,238)	(22,273)	(25,878)
Issuance of shares under incentive and stock compensation plans and other	3,299	3,285	2,902
Return of shares under incentive and stock compensation plans to treasury stock	(700)	(827)	(587)
Common Shares Outstanding, end of period	298,472	315,111	334,926
Cash dividends declared per common share	$1.75	$1.58	$1.44
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$1,500.00

See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2023	2022	2021
Operating Activities
Net income	$2,504	$1,819	$2,371
Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses (gains)	188	627	(530)
Amortization of deferred policy acquisition costs	2,044	1,824	1,668
Additions to deferred policy acquisition costs	(2,159)	(1,939)	(1,739)
Depreciation and amortization	510	625	680
Loss on extinguishment of debt	—	9	—
Loss on sale of business	—	—	21
Other operating activities, net	213	109	(125)
Change in assets and liabilities:
Increase in reinsurance recoverables	(155)	(470)	(583)
Net change in accrued and deferred income taxes	(29)	(80)	85
Increase in insurance liabilities	1,819	2,192	2,411
Net change in premiums receivable and agents' balances	(708)	(562)	(190)
Net change in other assets and other liabilities	(7)	(146)	24
Net cash provided by operating activities	4,220	4,008	4,093
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	6,806	14,996	22,457
Fixed maturities, FVO	2	2	—
Equity securities at fair value	2,173	1,213	626
Mortgage loans	1,036	973	1,506
Limited partnerships and other alternative investments	295	349	537
Payments for the purchase of:
Fixed maturities, AFS	(9,105)	(14,255)	(21,754)
Fixed maturities, FVO	—	(216)	(160)
Equity securities at fair value	(1,183)	(1,371)	(1,420)
Mortgage loans	(1,055)	(1,596)	(2,386)
Limited partnerships and other alternative investments	(966)	(1,095)	(1,317)
Net proceeds from (payments for) derivatives	(129)	54	(7)
Net additions to property and equipment	(215)	(175)	(133)
Net payments for short-term investments	(69)	(160)	(417)
Other investing activities, net	(21)	4	(9)
Proceeds from businesses sold, net of cash transferred	—	—	11
Net cash used for investing activities	(2,431)	(1,277)	(2,466)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	96	88	89
Withdrawals and other deductions from investment and universal life-type contracts	(100)	(102)	(75)
Repayment of debt	—	(600)	—
Proceeds from the issuance of debt	—	—	588
Net issuance (return) of shares under incentive and stock compensation plans	6	(19)	25
Treasury stock acquired	(1,400)	(1,550)	(1,702)
Dividends paid on preferred stock	(21)	(21)	(21)
Dividends paid on common stock	(528)	(506)	(485)
Net cash used for financing activities	(1,947)	(2,710)	(1,581)
Foreign exchange rate effect on cash	3	(14)	(6)
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	(155)	7	40
Less: Net decrease in cash classified as assets held for sale	—	—	(58)
Net increase (decrease) in cash and restricted cash	(155)	7	98
Cash and restricted cash — beginning of period	344	337	239
Cash and restricted cash — end of period	$189	$344	$337
Supplemental Disclosure of Cash Flow Information
Income tax paid	$622	$548	$496
Interest paid	$209	$212	$214
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Hartford Financial Services Group, Inc. ("HFSG") is a holding company for insurance and financial services subsidiaries that provide property and casualty ("P&C") insurance, group life and disability products and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On December 29, 2021, the Company completed the sale of all of Navigators Holdings (Europe) N.V., a Belgium holding company, and its subsidiaries, Bracht, Deckers & Mackelbert N.V. and Assurances Contintales Contintale Verzekeringen N.V., collectively referred to as "Continental Europe Operations". For further discussion of this transaction, see Note 22 - Business Dispositions.
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
Adoption of New Accounting Standards
Reference Rate Reform
On March 12, 2020, the Company adopted the Financial Accounting Standard Board's ("FASB") temporary guidance, which allows The Hartford to account for contract modifications made solely due to rate reform (such as replacing London Inter-Bank Offered Rate ("LIBOR") with another reference rate) as continuations of existing contracts and to maintain hedge accounting when the hedging effectiveness between a financial instrument and its hedge is only affected by the change to a replacement rate. As a result, The Hartford did not recognize gains and losses during the transition period of LIBOR to an alternative reference rate that would otherwise have arisen from accounting assessments and remeasurements. On December 21, 2022, the FASB extended the effective date for the temporary guidance and the temporary guidance now expires for contract modifications made and hedge relationships entered into or evaluated after December 31, 2024. The Company is not required to measure the effect of adoption on its financial position, cash flows or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.
Reserve for Future Policy Benefits
On January 1, 2023, the Company adopted the FASB’s updated guidance on accounting for long duration insurance contracts, which was applied on a modified retrospective basis as of January 1, 2021.
The new guidance requires the discount rate assumption to be updated, as of the transition date and quarterly going forward, to a current upper-medium grade fixed-income investment yield, which has been interpreted to represent a yield based on single-A credit rated fixed maturity instruments with similar duration to the liability. The new guidance also eliminated the requirement to adjust the reserve for future policy benefits for unrealized gains and losses on fixed maturity investments as if those unrealized gains and losses were realized (referred to as shadow reserves). The change in the reserve estimate resulting from updating the discount rate assumptions and eliminating shadow reserves was recognized as a net cumulative effect adjustment that increased the reserve for future policy benefits by $85 and decreased AOCI by $65, net of deferred tax effects, as of January 1, 2021.

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
The effect of adopting this guidance on the Company’s Consolidated Balance Sheets as of January 1, 2021 as well as December 31, 2022 and 2021, and Consolidated Statements of Operations and Consolidated Statements of Comprehensive
Income for the years ended December 31, 2022 and 2021 was as follows:

Impact of Adoption on Consolidated Balance Sheets
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
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of Adoption on Consolidated Statements of Operations
	Year Ended December 31, 2022			Year Ended December 31, 2021
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Benefits, losses and loss adjustment expenses	$13,142	$(4)	$13,138	$12,729	$(9)	$12,720
Income before income taxes	$2,258	$4	$2,262	$2,896	$9	$2,905
Income tax expense	$443	$—	$443	$531	$3	$534
Net income	$1,815	$4	$1,819	$2,365	$6	$2,371
Net income available to common stockholders	$1,794	$4	$1,798	$2,344	$6	$2,350
Net income available to common stockholders per common share
Basic	$5.52	$0.02	$5.54	$6.71	$0.02	$6.73
Diluted	$5.44	$0.02	$5.46	$6.62	$0.02	$6.64

Impact of Adoption on Consolidated Statements of Comprehensive Income
	Year Ended December 31, 2022			Year Ended December 31, 2021
	As previously reported	Effect of change	As currently reported	As previously reported	Effect of change	As currently reported
Change in net unrealized gain (loss) on fixed maturities, AFS	$(4,210)	$(15)	$(4,225)	$(1,218)	$(6)	$(1,224)
Change in liability for future policy benefits adjustments	$—	$94	$94	$—	$27	$27
Other comprehensive loss, net of tax	$(4,048)	$79	$(3,969)	$(998)	$21	$(977)
Comprehensive income (loss)	$(2,233)	$83	$(2,150)	$1,367	$27	$1,394
Future Adoption of New Accounting Standards
Segment Disclosures
The FASB issued new guidance on Segment Reporting that requires enhanced disclosures on an annual and quarterly basis about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss. The new guidance also requires disclosure of the title and position of the CODM as well as a description of how the reported measure of profit or loss is used to assess segment performance and allocate resources. The Company is required to provide the new disclosures beginning with the December 31, 2024 consolidated financial statements and on a quarterly basis beginning with the March 31, 2025 interim condensed consolidated financial statements. The new guidance will be applied on a retrospective basis for all periods presented. The Company is evaluating the disclosure impact of the new guidance; however, the new guidance will not have an impact on the consolidated financial position, results of operations, or cash flows.
Income Tax Disclosures
The FASB issued new disclosure requirements for income taxes primarily for the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation within the income taxes note will present reconciling items based on specified categories with further disaggregation of items above a prescribed threshold. Disclosure of income taxes paid (net of refunds received) in the consolidated statement of cash flows will be disaggregated by federal (national), state, and foreign taxes with further disaggregation by individual jurisdictions subject to a prescribed threshold. The Company is required to provide the new disclosure annually beginning with the December 31, 2025 consolidated financial statements. Disclosures are required to be provided on a prospective basis. Early adoption in an annual period and retrospective application is permitted. The Company is evaluating the disclosure impact of the new guidance; however, the new guidance will not have an impact on the consolidated financial position, results of operations, or cash flows.
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
Hartford Funds provides investment management, administrative and distribution services to mutual funds and exchange-traded funds. The Company assesses investment advisory, distribution and other asset management fees primarily based on the average daily net asset values from mutual funds and exchange-traded funds, which are recorded in the period in which the services are provided and are collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of mutual funds or exchange-traded funds, and other changes to the composition of assets under management ("AUM") are all factors that ultimately have a direct effect on fee income earned.
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
Net written premiums for participating property and casualty insurance policies represented 6%, 7%, and 7% of total net written premiums for each of the years ended December 31, 2023, 2022 and 2021, respectively. Participating dividends to property and casualty policyholders were $39, $29 and $24 for the years ended December 31, 2023, 2022 and 2021, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities consist of bonds, including structured securities, and redeemable preferred stock. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in net realized gains and losses. These investments represent certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives. Equity securities are measured at fair value with any changes in valuation reported in net realized gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally received on a three-month delay. Accordingly, income for the years ended December 31, 2023, 2022, and 2021 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of equity fund investments, overseas deposits which are measured at fair value using the net asset value as a practical expedient, consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies, and derivative instruments which are carried at fair value.
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
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For structured financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other structured securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For fixed maturities with an ACL, net investment income is recognized at the original effective rate and accretion of the ACL is recognized through net realized gains and losses. The Company’s non-income producing investments were not material for the years ended December 31, 2023, 2022 and 2021.
Accrued Investment Income
Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the Derivative Collateral Arrangements section in Note 6 - Derivatives. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which is characterized as interest and reflected in net investment income.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. The Company had no deposit liability as of December 31, 2023 and 2022, reported in other liabilities.
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
The Company periodically evaluates the recoverability of its reinsurance recoverable assets and establishes an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. The Company records credit losses related to reinsurance recoverables in benefits, losses and loss adjustment expenses. Write-offs of reinsurance recoverables and any related ACL are recorded in the period in which the balance is deemed uncollectible. Expected recoveries are included in the estimate of the ACL.
Retroactive reinsurance agreements, including adverse development covers ("ADC"), are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of loss development related to past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses to be recovered under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses, which are a reduction of incurred losses and loss adjustment expenses. The excess of the estimated amounts ultimately to be recovered under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. Ceded loss reserves under retroactive agreements were $1.7 billion and $1.5 billion, and the deferred gain liability reported in other liabilities was $997 and $803, as of December 31, 2023 and 2022, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses to be recovered. The effect on income from change in the deferred gain was a charge to earnings of $194, $229 and $246 before tax for the years ended December 31, 2023, 2022, and 2021 respectively.
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
For P&C insurance products and group life, disability and accident contracts, costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of DAC.
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
Property and Equipment
Property and equipment, which includes capitalized software and right-of-use lease assets, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.4 billion and $2.3 billion as of December 31, 2023 and 2022, respectively. Depreciation expense was $204, $213, and $282 for the years ended December 31, 2023, 2022 and 2021, respectively, and is reported in insurance operating costs and other expenses. The costs to access and develop hosted software arrangements, where The Hartford has the right to access and use the software, but not take possession, and the cost of certain software licenses are reported in other assets on a straight-line basis over the service period. Amortization of hosted software and certain software licenses was $85, $78, and $60 for the years ended December 31, 2023, 2022, and 2021, respectively, and is reported in insurance operating costs and other expenses.
Leases
Leases are classified as financing or operating leases. Where the lease is economically similar to a purchase because The Hartford obtains control of the underlying asset, the lease is classified as a financing lease and the Company recognizes amortization of the right of use asset and interest expense on the liability. Where the lease is not economically similar to a purchase as the lease provides The Hartford with only the right to control the use of the underlying asset over the lease term and the lease term is greater than one year, the lease is an operating lease and the lease cost is recognized as rental expense over the lease term on a straight-line basis. Leases with a term of one year or less are also expensed over the lease term but not recognized on the Consolidated Balance Sheets.
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
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for each of the years ended December 31, 2023, 2022 and 2021 is presented in benefits losses and loss adjustments expense in the Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions discounted at the discount rate used immediately prior to transition are recognized on a catch-up basis in the Consolidated Statement of Operations.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of AOCI. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies; however, the U.S. dollar is the functional currency of Lloyd's Syndicate 1221 ("Lloyd's Syndicate"), for which the Company is the sole corporate member. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in net realized gains (losses) in the period in which they occur.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 2 - Earnings Per Common Share
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. EARNINGS PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2023	2022	2021
Earnings
Net income	$2,504	$1,819	$2,371
Less: Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,483	$1,798	$2,350
Shares
Weighted average common shares outstanding, basic	307.1	324.8	349.1
Dilutive effect of stock-based awards under compensation plans	4.4	4.7	5.0
Weighted average common shares outstanding and dilutive potential common shares [1]	311.5	329.5	354.1
Net income available to common stockholders per common share
Basic	$8.09	$5.54	$6.73
Diluted	$7.97	$5.46	$6.64
[1]For additional information, see Note 16 - Equity and Note 20 - Stock Compensation Plans.
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
Over 95% of the Company’s revenues are generated in the United States (“U.S.”). The remaining revenues are generated in the U.K. and other international locations.
We report our results of operations consistent with the manner in which our chief operating decision maker ("CODM") reviews the business to assess performance, make operating decisions and allocate resources. The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Lines
Commercial Lines provides a variety of insurance products and risk management services in the U.S. and internationally, with insurance coverages including workers’ compensation, property, automobile, general liability, umbrella, package business, professional liability, bond, marine, livestock, accident and health, and assumed reinsurance.
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand, and is in place through December 31, 2032.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental ("A&E") exposures.
Group Benefits
Group Benefits provides employers and associations with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts and provides investment management, distribution and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support third-party life and annuity separate accounts.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Corporate
The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments. Interest expense of $199, $213 and $234, on debt for the years ended December 31, 2023, 2022 and 2021, respectively, is included in the Corporate category for segment reporting. Corporate also includes investment management fees and expenses related to managing third party assets. Talcott Resolution Life, Inc. is the holding company of the life and annuity business that we sold in May 2018. Up until June 30, 2021, Corporate included a 9.7% ownership interest in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (Hopmeadow Holdings, LP, Talcott Resolution Life Inc., and its subsidiaries are collectively referred to as "Talcott Resolution"). Refer to Note 5 - Investments for additional information.
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
Revenues

	For the years ended December 31,
	2023	2022	2021
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$3,670	$3,499	$3,172
General liability	1,977	1,836	1,622
Marine	256	235	228
Package business	2,076	1,844	1,665
Property	1,053	845	829
Professional liability	787	737	655
Bond	321	303	287
Assumed reinsurance	615	467	328
Automobile	927	844	789
Total Commercial Lines	11,682	10,610	9,575
Personal Lines
Automobile	2,156	2,047	2,059
Homeowners	961	932	927
Total Personal Lines [1]	3,117	2,979	2,986
Property & Casualty Other Operations	—	—	—
Group Benefits
Group disability	3,530	3,310	2,983
Group life	2,583	2,393	2,388
Other	402	354	316
Total Group Benefits	6,515	6,057	5,687
Hartford Funds
Mutual fund and ETF	900	964	1,094
Third-party life and annuity separate accounts [2]	73	80	95
Total Hartford Funds	973	1,044	1,189
Corporate	39	49	50
Total earned premiums and fee income	22,326	20,739	19,487
Total net investment income	2,305	2,177	2,313
Net realized gains (losses)	(188)	(627)	509
Other revenues	84	73	81
Total revenues	$24,527	$22,362	$22,390
[1]For 2023, 2022 and 2021, AARP members accounted for earned premiums of $2.9 billion, $2.7 billion and $2.7 billion, respectively.
[2]Represents revenues earned for investment advisory services on third party life and annuity separate account AUM by the Company's Hartford Funds segment.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Income (Loss)

	For the years ended December 31,
	2023	2022	2021
Commercial Lines	$2,085	$1,624	$1,757
Personal Lines	(39)	91	385
Property & Casualty Other Operations	(130)	(190)	(95)
Group Benefits	535	327	256
Hartford Funds	174	162	217
Corporate	(121)	(195)	(149)
Net income	2,504	1,819	2,371
Preferred stock dividends	21	21	21
Net income available to common stockholders	$2,483	$1,798	$2,350
Net Investment Income

	For the years ended December 31,
	2023	2022	2021
Commercial Lines	$1,532	$1,415	$1,502
Personal Lines	171	140	157
Property & Casualty Other Operations	69	63	75
Group Benefits	469	524	550
Hartford Funds	17	9	5
Corporate	47	26	24
Net investment income	$2,305	$2,177	$2,313
Amortization of DAC

	For the years ended December 31,
	2023	2022	2021
Commercial Lines	$1,779	$1,563	$1,398
Personal Lines	231	228	230
Group Benefits	34	33	40
Total amortization of DAC	$2,044	$1,824	$1,668
Amortization of Other Intangible Assets

	For the years ended December 31,
	2023	2022	2021
Commercial Lines	$29	$29	$29
Personal Lines	2	2	2
Group Benefits	40	40	40
Total amortization of other intangible assets	$71	$71	$71
Income Tax Expense (Benefit)

	For the years ended December 31,
	2023	2022	2021
Commercial Lines	$502	$426	$402
Personal Lines	(15)	22	95
Property & Casualty Other Operations	(36)	(52)	(28)
Group Benefits	133	75	56
Hartford Funds	45	41	56
Corporate	(45)	(69)	(47)
Total income tax expense	$584	$443	$534
Assets

	As of December 31,
	2023	2022
Commercial Lines	$49,711	$47,234
Personal Lines	5,579	5,130
Property & Casualty Other Operations	4,235	3,897
Group Benefits	13,697	13,278
Hartford Funds	684	635
Corporate	2,874	2,834
Total assets	$76,780	$73,008

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Insurance Revenue from Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2023	2022	2021
Commercial Lines
Installment billing fees	Fee income	$41	$39	$34
Personal Lines
Installment billing fees	Fee income	30	30	32
Insurance servicing revenues	Other revenues	81	73	80
Group Benefits
Administrative services	Fee income	217	187	183
Hartford Funds
Advisory, servicing and distribution fees	Fee income	973	1,044	1,189
Corporate
Investment management and other fees	Fee income	39	49	50
Other	Other revenues	1	1	1
Total non-insurance revenues with customers		$1,382	$1,423	$1,569
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$3,320	$—	$3,320	$—
Collateralized loan obligations ("CLO")	3,090	—	2,977	113
Commercial mortgage-backed securities ("CMBS")	3,125	—	2,898	227
Corporate	17,866	—	16,005	1,861
Foreign government/government agencies	562	—	562	—
Municipal	6,039	—	6,039	—
Residential mortgage-backed securities ("RMBS")	4,287	—	4,251	36
U.S. Treasuries	1,529	18	1,511	—
Total fixed maturities, AFS	39,818	18	37,563	2,237
Fixed maturities, FVO	327	—	160	167
Equity securities, at fair value	864	333	473	58
Derivative assets
Credit derivatives	(10)	—	(10)	—
Foreign exchange derivatives	9	—	9	—
Total derivative assets [1]	(1)	—	(1)	—
Short-term investments	3,850	1,400	2,425	25
Total assets accounted for at fair value on a recurring basis	$44,858	$1,751	$40,620	$2,487
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$10	$—	$10	$—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	8	—	8	—
Total liabilities accounted for at fair value on a recurring basis	$8	$—	$8	$—

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,941	$—	$1,911	$30
CLO	2,941	—	2,826	115
CMBS	3,368	—	3,146	222
Corporate	15,233	—	13,644	1,589
Foreign government/government agencies	547	—	547	—
Municipal	6,296	—	6,296	—
RMBS	3,708	—	3,613	95
U.S. Treasuries	2,197	—	2,197	—
Total fixed maturities, AFS	36,231	—	34,180	2,051
Fixed maturities, FVO	333	—	155	178
Equity securities, at fair value	1,801	1,261	479	61
Derivative assets
Credit derivatives	2	—	2	—
Foreign exchange derivatives	32	—	32	—
Total derivative assets [1]	34	—	34	—
Short-term investments	3,859	1,429	2,237	193
Total assets accounted for at fair value on a recurring basis	$42,258	$2,690	$37,085	$2,483
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(2)	$—	$(2)	$—
Foreign exchange derivatives	21	—	21	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [2]	13	—	13	—
Total liabilities accounted for at fair value on a recurring basis	$13	$—	$13	$—
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

The Company has overseas deposits included in other investments of $75 and $62 as of December 31, 2023 and December 31, 2022, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Unobservable Inputs for Level 3 - Securities

Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2023
CLO [3]	$98	Discounted cash flows	Spread	268 bps	270 bps	269 bps	Decrease
CMBS [3]	$226	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	365 bps	1,315 bps	509 bps	Decrease
Corporate [4]	$1,741	Discounted cash flows	Spread	49 bps	743 bps	323 bps	Decrease
RMBS	$36	Discounted cash flows	Spread [6]	32 bps	298 bps	161 bps	Decrease
			Constant prepayment rate [6]	1%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10 bps	70 bps	41 bps	Decrease
Short-term investments [3]	$15	Discounted cash flows	Spread	579 bps	1,254 bps	1,225 bps	Decrease

As of December 31, 2022
CLO	$115	Discounted cash flows	Spread	337 bps	337 bps	337 bps	Decrease
CMBS [3]	$219	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	419 bps	1,307 bps	527 bps	Decrease
Corporate [4]	$1,541	Discounted cash flows	Spread	77 bps	642 bps	360 bps	Decrease
RMBS [3]	$65	Discounted cash flows	Spread [6]	62 bps	249 bps	160 bps	Decrease
			Constant prepayment rate [6]	1%	10%	7%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	10%	100%	38%	Decrease

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
As of December 31, 2023 and 2022, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of December 31, 2023, no significant adjustments were made by the Company to broker prices received.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2023
Assets
Fixed maturities, AFS
ABS	$30	$—	$—	$82	$—	$—	$—	$(112)	$—
CLO	115	—	—	102	(49)	—	—	(55)	113
CMBS	222	(2)	3	6	(18)	(5)	21	—	227
Corporate	1,589	(5)	71	458	(196)	(11)	50	(95)	1,861
RMBS	95	—	—	40	(29)	—	—	(70)	36
Total fixed maturities, AFS	2,051	(7)	74	688	(292)	(16)	71	(332)	2,237
Fixed maturities, FVO	178	(1)	—	—	(10)	—	—	—	167
Equity securities, at fair value	61	(1)	—	1	(3)	—	—	—	58
Short-term investments	193	—	—	48	(216)	—	—	—	25
Total Assets	$2,483	$(9)	$74	$737	$(521)	$(16)	$71	$(332)	$2,487

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2022
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2022	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2022
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$49	$—	$—	$—	$(19)	$30
CLO	257	—	(2)	113	(62)	—	—	(191)	115
CMBS	196	—	(15)	51	(10)	—	—	—	222
Corporate	1,618	—	(174)	524	(274)	(40)	45	(110)	1,589
Foreign Govt./Govt. Agencies	5	(1)	—	—	—	(7)	3	—	—
RMBS	328	—	(14)	137	(95)	—	—	(261)	95
Total fixed maturities, AFS	2,404	(1)	(205)	874	(441)	(47)	48	(581)	2,051
Fixed maturities, FVO	160	(24)	—	55	(13)	—	—	—	178
Equity securities, at fair value	64	11	—	2	(16)	—	—	—	61
Short-term investments	80	—	—	284	(121)	—	—	(50)	193
Total Assets	$2,708	$(14)	$(205)	$1,215	$(591)	$(47)	$48	$(631)	$2,483
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End
	December 31, 2023		December 31, 2022
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CLO	$—	$1	$—	$(1)
CMBS	—	2	—	(15)
Corporate	(6)	71	(3)	(170)
RMBS	—	—	—	(13)
Total fixed maturities, AFS	(6)	74	(3)	(199)
Fixed maturities, FVO	(1)	—	(24)	—
Equity securities, at fair value	(1)	—	2	—
Total Assets	$(8)	$74	$(25)	$(199)
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
As of December 31, 2023 and 2022, the fair value of assets using the fair value option was $327 and $333, respectively, of which $167 and $178, respectively, were residual interests of securitizations.
For the years ended December 31, 2023, 2022, and 2021, net realized gains (losses) related to the change in fair value of assets using the fair value option were $5, $(28), and $(6), respectively.

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2023			December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,087	$5,584	Level 3	$6,000	$5,362
Liabilities
Other policyholder funds and benefits payable	Level 3	$638	$639	Level 3	$658	$658
Senior notes [2]	Level 2	$3,863	$3,533	Level 2	$3,858	$3,339
Junior subordinated debentures [2]	Level 2	$499	$429	Level 2	$499	$419
[1]As of December 31, 2023 and December 31, 2022, the carrying amount of mortgage loans is net of ACL of $51 and $36, respectively
[2]Included in long-term debt in the Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2023	2022	2021
Fixed maturities [1]	$1,895	$1,469	$1,349
Equity securities	45	57	73
Mortgage loans	235	211	181
Limited partnerships and other alternative investments	212	515	732
Other investments [2]	9	5	58
Gross investment income	$2,396	$2,257	$2,393
Investment expenses	(91)	(80)	(80)
Total net investment income	$2,305	$2,177	$2,313
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Net Realized Gains (Losses)

	For the years ended December 31,
(Before tax)	2023	2022	2021
Gross gains on sales of fixed maturities	$30	$57	$319
Gross losses on sales of fixed maturities	(149)	(315)	(89)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	100	(83)	81
Change in net unrealized gains (losses) of equity securities	(22)	(266)	146
Net realized and unrealized gains (losses) on equity securities	78	(349)	227
Net credit losses on fixed maturities, AFS	(14)	(18)	4
Change in ACL on mortgage loans	(15)	(7)	9
Intent-to-sell impairments	—	(6)	—
Other, net [2]	(118)	11	39
Net realized gains (losses)	$(188)	$(627)	$509
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $17, $(108), and $155 for the years ended December 31, 2023, 2022, and 2021, respectively.
[2]Includes gains (losses) on non-qualifying derivatives for 2023, 2022, and 2021 of $(108), $46, and $12, respectively, and gains (losses) from transactional foreign currency revaluation of $(15), $28, and $(1), respectively. Also included for the year ended December 31, 2021, is a loss of $21 on the sale of the Continental Europe Operations and a gain of $46 on the sale of the Company's previously owned interest in Talcott Resolution.
Proceeds from the sales of fixed maturities, AFS totaled $3.8 billion, $11.4 billion, and $15.9 billion for the years ended December 31, 2023, 2022, and 2021, respectively. Sales of AFS securities in 2023 were primarily a result of tactical changes to the portfolio driven by changing market conditions, in addition to duration and liquidity management. Non-cash investing activities for the year ended December 31, 2023, included $80 related to the exchange of short-term investments for mortgage loans.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2023 and December 31, 2022, the Company reported accrued investment income related to fixed maturities, AFS of $371 and $338, respectively, and accrued investment income related to mortgage loans of $20 and $18, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible.

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

ACL on Fixed Maturities, AFS by Type
	For the years ended December 31,
	2023			2022				2021
(Before tax)	CMBS	Corporate	Total	CMBS	Corporate	Foreign govt./govt. agencies	Total	Corporate	Total
Balance as of beginning of period	$10	$2	$12	$—	$1	$—	$1	$23	$23
Credit losses on fixed maturities where an allowance was not previously recorded	—	9	9	7	10	3	20	2	2
Reduction due to sales	—	(5)	(5)	—	(3)	(1)	(4)	(18)	(18)
Reduction due to intent to sell	—	—	—	—	—	(3)	(3)	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	2	3	5	3	(3)	1	1	(6)	(6)
Write-offs charged against the allowance	—	—	—	—	(3)	—	(3)	—	—
Balance as of end of period	$12	$9	$21	$10	$2	$—	$12	$1	$1

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2023					December 31, 2022
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,347	$—	$18	$(45)	$3,320	$2,016	$—	$—	$(75)	$1,941
CLO	3,104	—	3	(17)	3,090	3,040	—	3	(102)	2,941
CMBS	3,466	(12)	19	(348)	3,125	3,715	(10)	21	(358)	3,368
Corporate	18,691	(9)	197	(1,013)	17,866	16,794	(2)	33	(1,592)	15,233
Foreign govt./govt. agencies	583	—	6	(27)	562	596	—	—	(49)	547
Municipal	6,207	—	131	(299)	6,039	6,718	—	93	(515)	6,296
RMBS	4,675	—	18	(406)	4,287	4,214	—	2	(508)	3,708
U.S. Treasuries	1,653	—	26	(150)	1,529	2,440	—	—	(243)	2,197
Total fixed maturities, AFS	$41,726	$(21)	$418	$(2,305)	$39,818	$39,533	$(12)	$152	$(3,442)	$36,231

Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,526	$1,501	$1,417	$1,396
Over one year through five years	9,670	9,433	8,340	7,930
Over five years through ten years	6,568	6,211	7,259	6,485
Over ten years	9,370	8,851	9,532	8,462
Subtotal	27,134	25,996	26,548	24,273
Mortgage-backed and asset-backed securities	14,592	13,822	12,985	11,958
Total fixed maturities, AFS	$41,726	$39,818	$39,533	$36,231
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of December 31, 2023, or December 31, 2022, other than U.S. government securities and certain U.S. government agencies.
As of December 31, 2023, other than U.S. government securities and certain U.S. government agencies, the
Company’s three largest exposures by issuer were NextEra Energy Inc., the Government of Canada, and Morgan Stanley each of which comprised less than 1% of total invested assets. As of December 31, 2022, other than U.S. government securities and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Toronto Dominion Bank, Morgan Stanley, and the Mitsubishi UFJ Financial Group Inc. each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2023, were the municipal sector, the financial services sector, and the RMBS sector which comprised approximately 11%, 9%, and 8%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2022, were the municipal sector, the financial services sector, and the RMBS sector which comprised approximately 12%, 9%, and 7%, respectively, of total invested assets.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$604	$(6)	$1,043	$(39)	$1,647	$(45)
CLO	209	(1)	2,249	(16)	2,458	(17)
CMBS	117	(7)	2,837	(341)	2,954	(348)
Corporate	810	(10)	11,149	(1,003)	11,959	(1,013)
Foreign govt./govt. agencies	27	—	368	(27)	395	(27)
Municipal	329	(3)	3,196	(296)	3,525	(299)
RMBS	181	(3)	3,207	(403)	3,388	(406)
U.S. Treasuries	120	(11)	1,121	(139)	1,241	(150)
Total fixed maturities, AFS in an unrealized loss position	$2,397	$(41)	$25,170	$(2,264)	$27,567	$(2,305)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,577	$(50)	$281	$(25)	$1,858	$(75)
CLO	1,490	(48)	1,378	(54)	2,868	(102)
CMBS	2,560	(270)	521	(88)	3,081	(358)
Corporate	11,157	(1,071)	2,575	(521)	13,732	(1,592)
Foreign govt./govt. agencies	308	(26)	224	(23)	532	(49)
Municipal	4,270	(461)	228	(54)	4,498	(515)
RMBS	2,311	(249)	1,250	(259)	3,561	(508)
U.S. Treasuries	1,554	(145)	633	(98)	2,187	(243)
Total fixed maturities, AFS in an unrealized loss position	$25,227	$(2,320)	$7,090	$(1,122)	$32,317	$(3,442)
As of December 31, 2023, fixed maturities, AFS in an unrealized loss position consisted of 3,850 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of December 31, 2023, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2023, was primarily due to an increase in valuations as a result of tighter credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, CMBS, and municipal bonds, which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.

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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of December 31, 2023, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of December 31, 2023 or December 31, 2022. In addition, as of December 31, 2023 and December 31, 2022, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	For the years ended December 31,
	2023	2022	2021
ACL as of beginning of period	$36	$29	$38
Current period provision (release)	15	7	(9)
ACL as of December 31,	$51	$36	$29
The increase in the allowance for the 2023 period is primarily attributable to revised economic scenarios, lower property valuations, and overall weaker real estate fundamentals. During 2022, the Company increased the estimate of the ACL primarily attributable to the deteriorating economic conditions and the potential impact on real estate property valuations and, to a lesser extent, net additions of new loans. During 2021, the Company decreased the estimate of the ACL in response improved economic scenarios, including improved GDP growth and unemployment, and higher property valuations.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of December 31, 2023, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$16	1.09x	$38	1.05x	$—	—x	$—	—x	$105	1.41x	$159	1.29x
65% - 80%	—	—x	189	2.13x	457	2.42x	95	3.47x	98	1.77x	252	1.77x	1,091	2.25x
Less than 65%	400	1.47x	724	2.75x	1,105	2.99x	527	2.92x	679	2.90x	1,453	2.67x	4,888	2.72x
Total mortgage loans	$400	1.47x	$929	2.60x	$1,600	2.78x	$622	3.00x	$777	2.76x	$1,810	2.47x	$6,138	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $51.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2022
	2022		2021		2020		2019		2018		2017 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$23	1.40x	$23	1.40x
65% - 80%	16	2.02x	59	2.61x	43	2.78x	100	1.95x	108	1.11x	117	1.91x	443	1.91x
Less than 65%	839	2.43x	1,475	2.79x	663	3.02x	680	2.77x	437	2.21x	1,476	2.54x	5,570	2.65x
Total mortgage loans	$855	2.42x	$1,534	2.78x	$706	3.01x	$780	2.66x	$545	1.99x	$1,616	2.48x	$6,036	2.59x
[1]Amortized cost of mortgage loans excludes ACL of $36.

Mortgage Loans by Region
	December 31, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$368	6.0%	$317	5.3%
Middle Atlantic	238	3.9%	316	5.2%
Mountain	699	11.4%	707	11.7%
New England	351	5.7%	395	6.5%
Pacific	1,326	21.6%	1,299	21.5%
South Atlantic	1,776	28.9%	1,670	27.7%
West North Central	103	1.7%	105	1.7%
West South Central	445	7.2%	421	7.0%
Other [1]	832	13.6%	806	13.4%
Total mortgage loans	6,138	100.0%	6,036	100.0%
ACL	(51)		(36)
Total mortgage loans, net of ACL	$6,087		$6,000
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2023		December 31, 2022
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,363	38.5%	$2,217	36.7%
Multifamily	2,200	35.9%	2,247	37.2%
Office	578	9.4%	585	9.7%
Retail [1]	917	14.9%	947	15.7%
Single Family	80	1.3%	—	—%
Other	—	—%	40	0.7%
Total mortgage loans	6,138	100.0%	6,036	100.0%
ACL	(51)		(36)
Total mortgage loans, net of ACL	$6,087		$6,000
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2023 and December 31, 2022, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells, and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2023, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.4 billion, of which $4.4 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2022, the Company serviced mortgage loans with a total outstanding principal balance of $9.3 billion, of which $4.4 billion was serviced on behalf of third parties and $4.9 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2023 and December 31, 2022, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2023 and 2022, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2023 and 2022 is limited to the total carrying value of $3.0 billion and $2.6 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of December 31, 2023 and 2022, the Company has outstanding commitments totaling $1.7 billion and $1.8 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of December 31, 2023 and December 31, 2022, the Company reported $10 and $41, respectively, within short-term investments on the Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of December 31, 2023 and December 31, 2022, the Company pledged collateral of $7 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	December 31, 2023	December 31, 2022
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,339	$2,189
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	890	718
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	30	8
Fixed maturities in Lloyd's trust account	154	161
Other investments	75	62
Total Other Restricted Investments	$3,488	$3,138
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including real estate joint ventures, real estate funds, private equity funds, and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The remainder of investments in limited partnerships and other alternative investments consists of investments in insurer-owned life insurance accounted for at cash surrender value. Prior to June 30, 2021, the Company also had a retained 9.7% investment in Hopmeadow Holdings LP, the legal entity that acquired Talcott Resolution in May 2018 (collectively referred to as "Talcott Resolution"), which was accounted for under the equity method

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
The Company recognized total equity method income of $181, $533, and $630 for the years ended December 31, 2023, 2022 and 2021, respectively. Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2023 is limited to the total carrying value of $4.3 billion. In addition, the Company has outstanding commitments totaling $1.9 billion to fund limited partnership investments as of December 31, 2023. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
In 2023, aggregate investment income from investments accounted for under the equity method exceeded 10% of the
Company’s before tax consolidated net income. Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method based on the most recently available information. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings. Aggregate total assets of the investees totaled $308.3 billion and $289.9 billion as of December 31, 2023 and 2022, respectively. Aggregate total liabilities of the investees totaled $44.0 billion and $46.8 billion as of December 31, 2023 and 2022, respectively. Aggregate net investment loss of the investees totaled $1.2 billion for the period ended December 31, 2023. Aggregate total investment income of the investees totaled $1.6 billion, and $2.1 billion for the periods ended December 31, 2022 and 2021, respectively. Aggregate net income excluding net investment income of the investees totaled $13.0 billion, $11.9 billion and $46.7 billion for the periods ended December 31, 2023, 2022 and 2021, respectively. As of, and for the period ended, December 31, 2023, the aggregated summarized financial data reflects the latest available financial information.
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2023 and

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
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Cash flow hedges
Interest rate swaps	$3,450	$2,155	$(1)	$—	$1	$—	$(2)	$—
Foreign currency swaps	644	568	13	53	29	57	(16)	(4)
Total cash flow hedges	4,094	2,723	12	53	30	57	(18)	(4)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	6,626	7,245	(5)	(6)	—	2	(5)	(8)
Foreign exchange contracts
Foreign currency swaps and forwards	645	569	—	—	—	—	—	—
Credit contracts
Credit derivatives that purchase credit protection	—	11	—	—	—	—	—	—
Credit derivatives in offsetting positions	998	207	—	—	27	3	(27)	(3)
Total non-qualifying strategies	8,269	8,032	(5)	(6)	27	5	(32)	(11)
Total cash flow hedges and non-qualifying strategies	$12,363	$10,755	$7	$47	$57	$62	$(50)	$(15)
Balance Sheet Location
Fixed maturities, AFS	$645	$569	$—	$—	$—	$—	$—	$—
Other investments	1,662	9,108	(1)	34	18	38	(19)	(4)
Other liabilities	10,056	1,078	8	13	39	24	(31)	(11)
Total derivatives	$12,363	$10,755	$7	$47	$57	$62	$(50)	$(15)
.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
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
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2023
Other investments	$57	$55	$(1)	$3	$—	$2
Other liabilities	$(50)	$(36)	$8	$(22)	$(13)	$(1)
As of December 31, 2022
Other investments	$62	$60	$34	$(32)	$—	$2
Other liabilities	$(15)	$(7)	$13	$(21)	$(7)	$(1)
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2023	2022	2021
Interest rate swaps	$6	$—	$4
Foreign currency swaps	(31)	56	24
Total	$(25)	$56	$28

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2023			2022			2021
	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense	Net Realized Gain/(Loss)	Net Investment Income	Interest Expense
Interest rate swaps	$—	$(26)	$15	$—	$6	$(2)	$—	$41	$(10)
Foreign currency swaps	—	10	—	—	9	—	—	5	—
Total	$—	$(16)	$15	$—	$15	$(2)	$—	$46	$(10)

Total amounts presented on the Consolidated Statement of Operations	$(188)	$2,305	$199	$(627)	$2,177	$213	$509	$2,313	$234
As of December 31, 2023, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $18. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. Over that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the years ended December 31, 2023, 2022, and 2021, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)

	For the Year Ended December 31,
	2023	2022	2021
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$5	$2
Interest rate contracts
Interest rate swaps, swaptions and futures	(3)	25	3
Credit contracts
Credit derivatives that purchase credit protection	(105)	4	—
Credit derivatives that assume credit risk	—	—	7
Equity contracts
Equity options	—	(2)	—
Commodity contracts
Commodity options	—	14	—
Total [1]	$(108)	$46	$12
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk may reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	5 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	24	4 years	Corporate Credit	B+	396	(24)
Below investment grade risk exposure	2	(1)	Less than 1 year	CMBS Credit	CCC-	2	1
Total [5]	$499	$22				$499	$(22)
As of December 31, 2022
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	6 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	3	(2)	Less than 1 year	CMBS Credit	B-	3	2
Total [5]	$103	$(3)				$103	$3
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2023 and 2022, the Company has pledged cash collateral associated with derivative instruments of $25 and less than $1, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2023 and 2022, the Company pledged securities collateral associated with derivative instruments with a fair value of $14 and $8, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
In addition, as of December 31, 2023 and 2022, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $16 for both periods, which is recorded in other investments or other assets on the Company's Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $112 and $57, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2023 and 2022, the Company accepted cash collateral associated with derivative instruments of $49 and $56, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2023 and 2022 with a fair value of $0 and $1, respectively, which the Company has the right to repledge or sell. As of December 31, 2023 and 2022, the Company had no repledged securities. In addition, as of December 31, 2023 and 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
	As of December 31,
	2023	2022
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,303	$4,698
Receivables for loss sensitive business, by credit quality:
AA	94	106
A	54	38
BBB	136	119
BB	84	56
Below BB	45	41
Total receivables for loss sensitive business	413	360

Total Premiums Receivable and Agents' Balances, Gross	5,716	5,058
ACL	(109)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,607	$4,949
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$85	$24	$109	$83	$22	$105	$117	$35	$152
Current period provision (release)	52	(2)	50	48	3	51	17	(13)	4
Current period gross write-offs	(55)	(2)	(57)	(56)	(1)	(57)	(59)	—	(59)
Current period gross recoveries	7	—	7	10	—	10	8	—	8
Ending ACL	$89	$20	$109	$85	$24	$109	$83	$22	$105

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
The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years ("A&E ADC") up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the "Navigators ADC") up to an aggregate limit of $300. As the Company has ceded all of the $300 available limit, there is no remaining limit available under the Navigators ADC. For more information on ADC agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,043, $1,338 and $1,243 for the years ended December 31, 2023, 2022 and 2021, respectively.
Group Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $93, $81 and $85 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance Recoverables by Credit Quality Indicator
	As of December 31, 2023				As of December 31, 2022
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$2,398	$—	$—	$2,398	$2,094	$—	$—	$2,094
A+	2,030	251	241	2,522	2,169	239	259	2,667
A	810	1	—	811	763	1	—	764
A-	653	5	—	658	79	6	—	85
B++	2	—	3	5	616	—	2	618
Below B++	22	—	—	22	20	—	—	20
Total Rated by AM Best	5,915	257	244	6,416	5,741	246	261	6,248
Mandatory (Assigned) and Voluntary Risk Pools	208	—	—	208	218	—	—	218
Captives	353	—	—	353	319	—	—	319
Other not rated companies	226	4	—	230	279	5	—	284
Gross Reinsurance Recoverables	6,702	261	244	7,207	6,557	251	261	7,069
Allowance for uncollectible reinsurance	(100)	(1)	(2)	(103)	(102)	(1)	(2)	(105)
Net Reinsurance Recoverables	$6,602	$260	$242	$7,104	$6,455	$250	$259	$6,964
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Uncollectible Reinsurance
	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
P&C beginning allowance for uncollectible reinsurance	$102	$96	$105
Beginning allowance for disputed amounts	60	54	53
P&C beginning ACL	42	42	52
Current period provision (release)	3	—	(9)
Current period gross write-offs	(2)	—	(1)
P&C ending ACL	43	42	42
Ending allowance for disputed amounts	57	60	54
P&C ending allowance for uncollectible reinsurance	100	102	96
Group Benefits allowance for uncollectible reinsurance	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2
Total allowance for uncollectible reinsurance	$103	$105	$99
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2023	2022	2021
Direct	$16,144	$14,891	$13,696
Assumed	975	718	631
Ceded	(1,642)	(1,490)	(1,378)
Net	$15,477	$14,119	$12,949
Premiums Earned
Direct	$15,514	$14,328	$13,204
Assumed	826	654	568
Ceded	(1,612)	(1,462)	(1,277)
Net	$14,728	$13,520	$12,495
Group Benefits Revenue

	For the years ended December 31,
	2023	2022	2021
Gross earned premiums, fees and other considerations	$6,445	$5,988	$5,663
Reinsurance assumed	174	175	128
Reinsurance ceded	(104)	(106)	(104)
Net earned premiums, fees and other considerations	$6,515	$6,057	$5,687
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. DEFERRED POLICY ACQUISITION COSTS
Changes in DAC

	For the years ended December 31,
	2023	2022	2021
Balance, beginning of period	$998	$874	$782
Deferred costs	2,159	1,939	1,739
Amortization — DAC	(2,044)	(1,824)	(1,668)
Add back amortization of value of business acquired [1]	—	9	21
Balance, end of period	$1,113	$998	$874
[1]While the value of in-force contracts acquired from the Navigators Group acquisition is included in other intangible assets, the amortization of that asset is recorded as DAC amortization.
10. GOODWILL & OTHER INTANGIBLE ASSETS
The carrying value of goodwill allocated to reporting segments as of December 31, 2023 and 2022 was as follows:

Carrying Value
Commercial Lines	$659
Personal Lines	119
Hartford Funds	180
Group Benefits	723
Corporate [1]	230
Total	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2023 and 2022 includes $138 and $92 for the Group Benefits and Hartford Funds reporting units, respectively.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2023 and 2022; all reporting units passed their annual impairment test with a significant margin and as a result there were no write-downs of goodwill.
Other Intangible Assets

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer relationships	$636	$(269)	$367	$636	$(225)	$411
Marketing agreement with Aetna	16	(7)	9	16	(6)	10
Distribution Agreement	79	(72)	7	79	(70)	9
Distribution and Agency relationships & Other	340	(111)	229	340	(87)	253
Total Finite Life Intangibles	1,071	(459)	612	1,071	(388)	683
Total Indefinite Life Intangible Assets	95		95	95		95
Total Other Intangible Assets	$1,166	$(459)	$707	$1,166	$(388)	$778

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Goodwill & Other Intangible Assets
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected Before Tax Amortization Expense for Acquired Intangibles as of December 31, 2023

Other Intangible Assets
2024	$71
2025	$71
2026	$70
2027	$68
2028	$64

11. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2023	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,083	$31,449	$29,622
Reinsurance and other recoverables	6,465	6,081	5,725
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,618	25,368	23,897
Provision for unpaid losses and loss adjustment expenses
Current accident year	9,538	8,577	7,911
Prior accident year development [1]	10	36	199
Total provision for unpaid losses and loss adjustment expenses	9,548	8,613	8,110
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(194)	(229)	(246)
Payments
Current accident year	(2,716)	(2,424)	(2,276)
Prior accident years	(5,926)	(4,678)	(4,119)
Total payments	(8,642)	(7,102)	(6,395)
Foreign currency adjustment	18	(32)	2
Ending liabilities for unpaid losses and loss adjustment expenses, net	27,348	26,618	25,368
Reinsurance and other recoverables	6,696	6,465	6,081
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$34,044	$33,083	$31,449
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2023			2022			2021
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,255			$1,343			$1,405
Amount of discount	339			347			355
Carrying value of liability for unpaid losses and loss adjustment expenses	$916			$996			$1,050
Discount accretion included in losses and loss adjustment expenses	$42			$36			$36
Weighted average discount rate	2.74%			2.71%			2.54%
Range of discount rates	0.83%	-	14.03%	0.83%	-	14.03%	0.83%	-	14.03%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2023 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2023	2022	2021
Workers’ compensation	$(236)	$(204)	$(190)
Workers’ compensation discount accretion	42	36	35
General liability	41	56	454
Marine	(2)	2	1
Package business	(24)	(39)	(91)
Commercial property	(7)	(11)	(26)
Professional liability	(2)	(11)	(2)
Bond	(27)	(32)	(26)
Assumed reinsurance	34	19	(6)
Automobile liability - Commercial Lines	20	38	9
Automobile liability - Personal Lines	—	(14)	(90)
Homeowners	(6)	(1)	3
Net asbestos and environmental reserves	—	—	—
Catastrophes	(87)	(62)	(154)
Uncollectible reinsurance	13	3	(6)
Other reserve re-estimates, net	57	27	42
Prior accident year development, including full benefit for the ADC cession	(184)	(193)	(47)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	194	229	246
Total prior accident year development	$10	$36	$199
[1]The change in deferred gain for the years ended December 31, 2023, 2022 and 2021 included $194, $229 and $155, respectively of adverse development on A&E reserves in excess of ceded premium paid and included $0, $0 and $91 respectively, of adverse development on Navigators 2018 and prior accident year reserves ceded to NICO, primarily within professional liability, general liability and marine.
2023 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within the 2014 to 2020 accident years primarily in small commercial, driven by lower than previously estimated claim

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
severity. In addition, the majority of the 2020 accident year relates to a $38 reduction of COVID-19 related reserves.
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
Commercial property reserves decreased primarily due to favorable development for accident years 2018 and 2021. In accident year 2022, unfavorable development in middle & large commercial was offset by favorable development in global specialty.
Professional liability reserves decreased modestly due to favorable development on directors' and officers' ("D&O") claims driven by the 2020 and 2021 accident years, partially offset by deterioration in 2019 and prior accident years experience across errors and omissions and other claims.
Bond reserves decreased primarily due to improvement in fidelity in 2013 and prior accident years, as well as improvement in contract surety in 2019 and prior accident years, partially offset by unfavorable development for 2013 and prior accident years related to customs bonds.
Assumed reinsurance reserves were increased due to higher reserve estimates in the Latin America casualty and surety business.
Automobile liability reserves - Commercial Lines increased primarily due to adverse loss development from elevated large loss frequency and severity pressures within middle & large commercial for accident year 2022, as well as unfavorable experience in accident year 2019, partly offset by favorable development in accident years 2020 and 2021.
Automobile liability reserves - Personal Lines were flat as increases for accident year 2022 from higher estimated severity and increasing attorney representation rates were fully offset by decreases, primarily within accident years 2019 to 2021, due to lower estimated severity.
Catastrophe reserves were decreased primarily within Commercial Lines driven by a reduction in reserves in accident year 2022 for Hurricane Ian and accident year 2021 for Hurricane Ida.
Uncollectible reinsurance was increased primarily in Commercial Lines related to a captive reinsurer and, to a lesser extent, an increase in reserves for potential collection disputes and credit concerns.
Other reserve re-estimates, net, were increased primarily due to an increase in unallocated loss adjustment expense ("ULAE") reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves, as well as an increase in accident year 2022 Personal Lines automobile physical damage severity.
Asbestos and environmental reserves were reviewed in fourth quarter 2023 resulting in a $194 increase in reserves before ADC reinsurance, including $156 for asbestos and $38 for environmental. The Company recognized a $194 deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 15 - Commitments and Contingencies.
2022 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small commercial, and to a lesser extent in middle & large commercial, driven by lower than previously estimated claim severity and, to a lesser extent, a $14 reduction of COVID-19 related claims from 2020.
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
Professional liability reserves were decreased primarily due to favorable development on D&O claims for the 2018 to 2020 accident years and on errors and omissions claims for the 2013 to 2017 accident years, partially offset by large losses related to 2018 and prior accident years for primary and excess D&O claims.
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
Catastrophes reserves were decreased in both Commercial and Personal Lines with the largest reduction related to 2019 and 2020 wind and hail events.
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
Other reserve re-estimates, net, were increased primarily due to an increase in ULAE reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves, as well as unfavorable development from participation in involuntary market pools, and increased automobile physical damage severity.
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
Professional liability reserves were decreased due to lower estimated severity in both large and middle market D&O insurance for older accident years. More than offsetting this favorable reserve development were reserve increases on legacy Navigators public company D&O insurance for 2019 and prior accident years, a portion of which is reflected within the change in deferred gain on retroactive reinsurance in the above table.
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
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the BSA, the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford Writing Companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties have appealed the district court’s ruling and that appeal is pending before the Third Circuit. If the court approvals for the BSA’s plan of reorganization are not affirmed on appeal, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.

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
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of December 31, 2023, the Company has incurred $1,438 in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with $62 of available limit remaining under the A&E ADC. As a result, the Company has recorded a
$788 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1,438 and ceded premium paid of $650. The deferred gain is recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries. Consequently, until periods when the deferred gain is recognized as a benefit to earnings, cumulative adverse development of asbestos and environmental claims will result in charges against earnings which may be significant.
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
As of December 31, 2023, the Company has recorded a reinsurance recoverable under the Navigators ADC of $300 as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $300, the Company has recorded a $209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. Of the $209 of cumulative ceded losses in excess of ceded premium paid, $0, $0 and $91 were recognized as changes in deferred gain in 2023, 2022 and 2021, respectively.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2023

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,050	$(9,482)	$3,581	$388	$(325)	$12,212	$1,651	$13,863
General liability	8,271	(3,772)	497	172	—	5,168	1,160	6,328
Marine	1,452	(1,182)	11	14	—	295	255	550
Package business	7,856	(5,797)	102	120	—	2,281	54	2,335
Commercial property	4,068	(3,568)	13	27	—	540	271	811
Commercial automobile liability	4,243	(2,945)	21	32	—	1,351	99	1,450
Commercial automobile physical damage	215	(194)	3	1	—	25	—	25
Professional liability	2,846	(1,511)	68	46	—	1,449	734	2,183
Bond	680	(284)	26	36	—	458	14	472
Assumed Reinsurance	1,798	(1,242)	—	6	—	562	44	606
Personal automobile liability	10,874	(9,393)	29	62	—	1,572	27	1,599
Personal automobile physical damage	1,535	(1,462)	7	4	—	84	—	84
Homeowners	6,009	(5,677)	5	35	—	372	4	376
Other ongoing business			170	5	(14)	161	347	508
Asbestos and environmental [1]			340	—	—	340	1,992	2,332
Other operations [1]			317	161	—	478	44	522
Total P&C	$67,897	$(46,509)	$5,190	$1,109	$(339)	$27,348	$6,696	$34,044
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
The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $300 of losses to the Navigators ADC even though $209 of that benefit has been recorded as a deferred gain within other liabilities. The $300 of Navigators Insurers losses ceded to the Navigators ADC and reflected in the following triangles include $95 for professional liability, $105 for general liability, $38 for marine, $27 for assumed reinsurance, $14 for commercial automobile, $3 for commercial property, and $1 for bond. The triangles do not include $17 of losses ceded to the Navigators ADC related to older accident years and lines of business not in the triangles.
The following loss triangles present historical loss development for incurred and paid claims by accident year, including loss development on Navigators Insurers reserves prior to and after the May 23, 2019 acquisition date. Because the loss triangles include pre-acquisition date changes in ultimate incurred loss estimates for Navigators Insurers’ reserves, changes in reserve development evident in the incurred loss triangles may differ from prior accident year development ("PYD") recorded by the Company as shown in the (Favorable) Unfavorable Prior Accident Year Development table above as that only includes changes in Navigators Insurers’ reserves post acquisition. In addition, the incurred loss triangles include reserve development on both catastrophe and non-catastrophe claims whereas the (Favorable) Unfavorable Prior Accident Year Development table above shows the total amount of catastrophe reserve development across all lines of business on a single line.
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. IBNR reserves shown in loss triangles include reserves for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2023.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$1,869	$1,838	$1,789	$1,761	$1,713	$1,692	$1,679	$1,654	$1,637	$1,615	$327	126,753
2015		1,873	1,835	1,801	1,724	1,714	1,699	1,667	1,645	1,625	344	114,644
2016			1,772	1,772	1,780	1,767	1,748	1,708	1,670	1,634	375	112,675
2017				1,862	1,869	1,840	1,822	1,757	1,665	1,635	442	112,215
2018					1,916	1,917	1,915	1,904	1,870	1,836	524	119,524
2019						1,937	1,935	1,934	1,934	1,899	606	120,486
2020							1,865	1,864	1,849	1,808	766	91,762
2021								1,831	1,832	1,831	791	102,180
2022									2,000	2,001	1,049	112,597
2023										2,166	1,575	108,987
Total										$18,050

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$275	$598	$811	$960	$1,041	$1,099	$1,137	$1,167	$1,191	$1,207
2015		261	576	778	909	1,004	1,068	1,117	1,151	1,179
2016			255	579	779	908	1,003	1,064	1,110	1,145
2017				261	575	778	900	977	1,035	1,087
2018					283	624	837	983	1,090	1,170
2019						291	637	856	1,007	1,129
2020							223	507	695	850
2021								254	562	780
2022									293	649
2023										286
Total										$9,482

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$506	$475	$481	$494	$513	$522	$515	$505	$510	$506	$33	16,609
2015		556	560	554	594	633	647	637	647	641	51	16,786
2016			613	583	607	632	632	620	636	670	65	17,833
2017				626	614	613	615	613	615	658	92	17,377
2018					692	669	697	703	728	751	158	18,783
2019						822	826	821	839	859	259	18,432
2020							938	923	923	874	496	14,006
2021								1,002	991	983	676	11,943
2022									1,116	1,110	873	11,167
2023										1,219	1,173	7,835
Total										$8,271

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$15	$42	$130	$214	$304	$358	$402	$423	$437	$456
2015		10	55	156	278	409	477	524	547	564
2016			12	52	131	283	368	446	513	564
2017				15	67	156	255	344	441	506
2018					21	83	177	288	409	512
2019						29	100	192	339	501
2020							45	110	202	308
2021								34	115	209
2022									26	135
2023										17
Total										$3,772

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves [1]	Claims Reported
2014	$164	$161	$159	$166	$165	$170	$169	$173	$172	$168	$(1)	7,500
2015		159	147	147	149	134	139	141	144	141	—	10,374
2016			140	144	139	149	150	148	150	160	(6)	13,616
2017				154	174	161	160	166	169	176	(3)	16,101
2018					131	147	141	147	153	157	(15)	10,678
2019						139	136	134	129	127	(1)	7,085
2020							145	138	134	138	6	5,108
2021								127	128	119	29	5,161
2022									140	132	38	4,855
2023										134	85	3,297
Total										$1,452
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$41	$81	$117	$132	$152	$157	$160	$162	$165	$166
2015		40	86	117	126	134	140	141	143	143
2016			36	81	106	123	132	141	144	147
2017				47	107	134	143	151	162	171
2018					33	95	126	135	142	159
2019						34	80	96	106	115
2020							32	68	90	99
2021								25	63	87
2022									27	72
2023										23
Total										$1,182

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$566	$578	$601	$602	$603	$603	$593	$581	$576	$577	$18	43,611
2015		582	588	585	583	588	581	567	564	564	15	42,415
2016			655	638	632	625	611	595	591	590	33	44,318
2017				695	702	692	657	644	637	640	43	46,880
2018					719	724	688	667	655	654	60	45,254
2019						813	769	749	744	747	81	43,820
2020							915	893	877	837	147	62,738
2021								946	954	958	235	47,187
2022									1,038	1,039	317	45,649
2023										1,250	570	40,286
Total										$7,856

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$226	$345	$416	$468	$507	$525	$535	$542	$545	$551
2015		212	332	383	445	486	505	513	530	542
2016			225	353	410	465	500	521	540	545
2017				235	372	447	496	534	561	578
2018					237	402	451	498	537	571
2019						254	413	488	571	626
2020							326	493	573	648
2021								368	556	650
2022									319	633
2023										453
Total										$5,797

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$293	$281	$282	$280	$280	$280	$280	$279	$279	$279	$(1)	21,124
2015		299	301	302	302	306	304	302	302	301	1	21,149
2016			406	420	400	407	409	409	406	406	(1)	24,099
2017				578	516	456	439	441	438	440	3	24,727
2018					450	436	424	403	400	393	(3)	21,916
2019						480	439	418	420	421	—	21,105
2020							501	469	439	437	54	20,573
2021								530	500	463	45	18,285
2022									497	480	71	17,350
2023										448	140	15,390
Total										$4,068

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$170	$250	$270	$279	$279	$279	$280	$280	$280	$280
2015		179	257	285	296	302	303	302	302	302
2016			215	343	379	396	402	407	407	408
2017				229	378	412	427	433	439	440
2018					188	344	378	385	394	394
2019						215	351	383	405	407
2020							221	336	355	366
2021								241	382	403
2022									180	369
2023										199
Total										$3,568

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$309	$317	$331	$337	$341	$334	$333	$332	$332	$332	$4	30,171
2015		308	358	372	356	356	359	360	358	360	6	28,745
2016			385	393	390	391	391	395	395	396	7	29,260
2017				372	383	379	383	381	394	398	2	26,411
2018					349	396	405	406	424	433	21	24,799
2019						425	439	450	460	471	30	28,573
2020							428	424	419	397	79	22,194
2021								440	443	429	157	19,999
2022									468	500	238	20,384
2023										527	403	18,107
Total										$4,243

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$59	$131	$197	$252	$299	$309	$318	$320	$325	$328
2015		62	142	207	267	314	335	344	348	350
2016			65	147	232	303	339	357	379	385
2017				60	134	211	285	328	368	386
2018					62	153	238	305	360	387
2019						67	160	247	327	393
2020							55	119	200	264
2021								55	127	212
2022									64	171
2023										69
Total										$2,945

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2021	2022	2023	IBNR Reserves	Claims Reported
2021	$58	$62	$61	$1	15,490
2022		70	74	1	16,713
2023			80	10	15,610
Total			$215

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2021	2022	2023
2021	$51	$61	$61
2022		59	72
2023			61
Total			$194

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves [1]	Claims Reported
2014	$187	$183	$181	$178	$179	$182	$183	$174	$169	$167	$6	6,751
2015		164	174	180	190	214	207	200	197	198	(3)	7,266
2016			183	176	203	197	195	196	194	192	2	8,443
2017				205	203	231	226	239	242	217	5	9,514
2018					244	275	271	271	267	326	47	9,863
2019						295	313	330	347	355	77	9,921
2020							369	363	336	325	156	7,994
2021								339	343	327	207	6,698
2022									349	355	265	7,033
2023										384	338	6,725
Total										$2,846
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$8	$38	$74	$108	$131	$135	$146	$145	$151	$157
2015		9	41	86	108	125	141	164	175	186
2016			8	51	88	111	124	148	167	177
2017				11	48	87	122	149	179	191
2018					15	72	127	161	195	233
2019						21	77	148	198	241
2020							19	71	118	147
2021								15	55	95
2022									18	64
2023										20
Total										$1,511

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$71	$67	$66	$67	$59	$59	$60	$60	$64	$62	$10	1,393
2015		67	67	63	60	54	48	47	42	37	12	1,411
2016			61	61	61	55	51	45	37	34	14	1,344
2017				63	90	101	94	79	70	68	25	1,793
2018					68	68	72	71	70	63	32	1,737
2019						72	73	74	73	71	53	1,890
2020							83	84	79	83	55	2,201
2021								85	85	88	62	2,870
2022									85	93	42	2,456
2023										81	71	1,414
Total										$680

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$18	$31	$40	$43	$43	$44	$46	$47	$52	$52
2015		9	20	24	31	34	32	30	25	25
2016			2	12	15	20	22	22	22	20
2017				5	46	55	54	42	43	43
2018					6	16	23	24	29	29
2019						3	13	15	16	16
2020							4	12	21	26
2021								8	21	23
2022									11	42
2023										8
Total										$284

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves [1]	Claims Reported
2014	$119	$142	$122	$118	$115	$116	$116	$115	$116	$116	$(1)	1,934
2015		102	92	95	94	95	96	96	96	96	(1)	1,723
2016			89	91	98	100	102	102	102	104	(2)	1,975
2017				129	153	162	157	153	155	155	(3)	2,557
2018					128	127	129	134	136	132	(17)	3,026
2019						181	189	186	190	209	22	3,710
2020							183	181	187	179	29	3,177
2021								192	196	204	41	2,431
2022									266	274	101	1,971
2023										329	188	977
Total										$1,798
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO. Recoveries from NICO will not be collected until the Company has cumulative loss payments for all covered lines of more than the attachment point.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$66	$119	$106	$109	$112	$113	$115	$115	$115	$116
2015		42	65	77	83	91	94	95	96	96
2016			36	66	85	90	95	97	99	101
2017				44	116	135	145	147	149	151
2018					25	111	133	139	142	144
2019						62	132	153	159	176
2020							50	89	113	133
2021								46	102	133
2022									60	129
2023										63
Total										$1,242

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$1,146	$1,153	$1,198	$1,200	$1,199	$1,202	$1,201	$1,199	$1,199	$1,199	$5	209,028
2015		1,195	1,340	1,338	1,330	1,331	1,328	1,324	1,320	1,319	3	216,908
2016			1,407	1,402	1,393	1,397	1,395	1,386	1,384	1,384	3	215,868
2017				1,277	1,275	1,228	1,214	1,200	1,198	1,197	6	187,557
2018					1,108	1,104	1,072	1,058	1,056	1,055	22	156,286
2019						1,018	1,010	991	986	971	21	139,723
2020							805	782	775	741	37	96,668
2021								881	886	852	101	101,842
2022									928	1,018	235	106,927
2023										1,138	586	99,620
Total										$10,874

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$430	$843	$1,032	$1,125	$1,165	$1,182	$1,186	$1,190	$1,192	$1,193
2015		475	935	1,142	1,243	1,292	1,304	1,310	1,313	1,314
2016			505	968	1,188	1,308	1,345	1,363	1,373	1,377
2017				441	836	1,033	1,123	1,161	1,180	1,187
2018					359	710	888	965	1,011	1,028
2019						323	654	816	897	933
2020							238	486	615	679
2021								247	553	691
2022									301	662
2023										329
Total										$9,393

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2021	2022	2023	IBNR Reserves	Claims Reported
2021	$412	$413	$412	$1	225,735
2022		533	549	10	239,278
2023			574	27	222,805
Total			$1,535

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2021	2022	2023
2021	$388	$411	$411
2022		498	538
2023			513
Total			$1,462

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$710	$707	$702	$700	$698	$698	$698	$698	$698	$699	$—	121,928
2015		690	703	690	684	684	684	684	684	682	—	120,017
2016			669	673	663	658	658	658	658	658	—	119,815
2017				866	889	884	783	775	774	771	5	124,772
2018					903	910	673	642	639	645	11	102,905
2019						501	475	470	468	467	4	84,781
2020							525	512	513	505	12	88,502
2021								502	501	491	14	77,212
2022									499	507	27	63,841
2023										584	115	63,662
Total										$6,009

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$526	$663	$684	$691	$695	$697	$697	$698	$698	$698
2015		487	645	665	674	680	681	681	682	682
2016			481	621	640	649	653	655	656	657
2017				538	747	795	757	761	762	761
2018					484	712	616	619	627	626
2019						318	425	445	458	460
2020							335	454	478	486
2021								305	440	464
2022									298	453
2023										390
Total										$5,677
Property and casualty reserves, including IBNR
The Company estimates ultimate losses and allocated loss adjustment expenses ("ALAE") by accident year. IBNR represents the excess of estimated ultimate loss reserves over case reserves. The process to estimate ultimate losses and loss adjustment expenses is an integral part of the Company's reserve setting. Reserves for ALAE and ULAE are generally established separate from the reserves for losses.
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
For both short-tail and long-tail lines of business, an expected loss ratio ("ELR") is used to record initial reserves. This ELR is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year ("CAY") is initially recorded as the product of the ELR for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the ELR for the period and the earned premium for the period, less reported losses for the period. For certain short-tailed lines of business, including commercial property, homeowners, and automobile physical damage, IBNR amounts in the above loss development triangles are negative in certain accident years due to anticipated salvage and subrogation recoveries on paid losses.
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
Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the ELR method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for automobile liability. The Berquist-Sherman technique is also used for automobile liability, marine and assumed reinsurance. For most lines, reserves for ALAE, or those expenses related to specific claims) are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. For most of the lines acquired through the Navigators Group book of business, loss and ALAE are reviewed on a combined basis. Reserves for ULAE are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance [1]
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	14.9%	18.4%	12.0%	8.2%	5.6%	3.8%	2.8%	2.1%	1.6%	1.0%
General liability	2.7%	7.6%	12.7%	16.7%	16.6%	12.3%	9.0%	5.1%	2.7%	3.9%
Marine	23.1%	31.8%	18.0%	7.2%	6.7%	6.0%	2.3%	1.5%	0.8%	0.4%
Package business	36.7%	22.3%	10.0%	9.1%	6.6%	3.9%	2.2%	1.7%	1.3%	1.1%
Commercial property	50.9%	32.1%	7.2%	3.5%	1.2%	0.6%	0.1%	0.1%	—%	—%
Commercial automobile liability	14.7%	19.9%	19.6%	16.9%	12.3%	6.0%	3.8%	1.1%	1.0%	0.9%
Commercial automobile physical damage	79.7%	17.1%	(0.2%)
Professional liability	5.0%	16.5%	18.1%	13.2%	10.7%	9.7%	8.5%	3.5%	4.2%	3.7%
Bond	11.7%	24.9%	9.4%	6.8%	0.3%	(0.4%)	(0.5%)	(5.5%)	4.0%	—%
Assumed Reinsurance	30.4%	35.4%	10.8%	5.5%	4.6%	1.8%	1.3%	1.1%	0.5%	0.3%
Personal automobile liability	33.2%	34.2%	16.4%	8.0%	3.5%	1.4%	0.5%	0.3%	0.2%	0.1%
Personal automobile physical damage	91.3%	6.5%	0.1%
Homeowners	68.7%	25.7%	1.8%	0.5%	0.7%	0.1%	0.1%	—%	—%	—%
[1]Negative percentages are generally due to salvage, subrogation or other recoveries.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2023	2022	2021
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,160	$8,210	$8,233
Reinsurance recoverables	245	245	237
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,915	7,965	7,996
Provision for unpaid losses and loss adjustment expenses
Current incurral year	5,145	4,853	5,021
Prior year's discount accretion	193	202	201
Prior incurral year development [1]	(502)	(381)	(458)
Total provision for unpaid losses and loss adjustment expenses [2]	4,836	4,674	4,764
Payments
Current incurral year	(2,575)	(2,456)	(2,631)
Prior incurral years	(2,156)	(2,268)	(2,164)
Total payments	(4,731)	(4,724)	(4,795)
Ending liabilities for unpaid losses and loss adjustment expenses, net	8,020	7,915	7,965
Reinsurance recoverables	254	245	245
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,274	$8,160	$8,210
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses of $182, $185 and $179 for the years ended December 31, 2023, 2022 and 2021, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2023			2022			2021
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,150			$8,124			$8,176
Amount of discount	(1,166)			(1,205)			(1,304)
Carrying value of liability for unpaid losses and loss adjustment expenses	$6,984			$6,919			$6,872
Weighted average discount rate	3.2%			3.2%			3.3%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
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
2023 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $457 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $36 largely driven by continued low incidence in group life premium waiver.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $9 driven by lower than previously expected claim incidence.
2022 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $325 largely driven by group long-term disability claim incidence lower than prior assumptions, strong recoveries on prior incurral year claims and higher estimated claim termination rates.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $50 largely driven by continued low incidence in group life premium waiver as well as a reduction in the estimation of high level of mortality losses incurred in fourth quarter 2021.
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
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $65 largely driven by lower-than-previously expected claim incidence in both group life premium waiver and group accidental loss of life and severe injury benefits.
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $10 driven by lower-than-expected emergence of prior year claims, especially for voluntary critical Illness and voluntary accident products.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2023

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,262	$(8,187)	$1,434	$200	$(1,089)	$6,620	$243	$6,863
Group life and accident, excluding premium waiver	6,525	(5,934)	157	5	(14)	739	5	744
Group short-term disability			148	9	—	157	—	157
Group life premium waiver			523	10	(63)	470	2	472
Group supplemental health			34	—	—	34	4	38
Total Group Benefits	$20,787	$(14,121)	$2,296	$224	$(1,166)	$8,020	$254	$8,274
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
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR Reserves	Claims Reported
2014	$1,636	$1,473	$1,430	$1,431	$1,431	$1,408	$1,395	$1,389	$1,382	$1,382	$—	31,783
2015		1,595	1,442	1,422	1,420	1,401	1,385	1,380	1,380	1,380	—	32,750
2016			1,651	1,481	1,468	1,437	1,417	1,409	1,401	1,400	—	33,296
2017				1,597	1,413	1,358	1,316	1,304	1,296	1,289	—	30,923
2018					1,647	1,387	1,309	1,277	1,276	1,271	—	28,426
2019						1,650	1,424	1,327	1,284	1,287	1	27,458
2020							1,686	1,407	1,323	1,282	1	25,848
2021								1,768	1,521	1,417	5	27,071
2022									1,842	1,566	35	25,580
2023										1,988	1,009	17,404
Total										$14,262

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$103	$448	$675	$801	$884	$960	$1,025	$1,079	$1,122	$1,164
2015		108	460	687	806	891	962	1,025	1,078	1,125
2016			112	479	705	819	907	981	1,043	1,100
2017				109	452	658	757	842	911	970
2018					105	447	639	743	827	897
2019						101	454	650	751	832
2020							100	458	663	767
2021								101	493	720
2022									101	496
2023										116
Total										$8,187
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2021	2022	2023	IBNR Reserves	Claims Reported
2021	$2,384	$2,365	$2,364	$14	69,915
2022		2,061	2,053	26	71,604
2023			2,108	407	57,414
Total			$6,525

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2021	2022	2023
2021	$1,764	$2,320	$2,344
2022		1,562	2,018
2023			1,572
Total			$5,934
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
In addition, the Company also records reserves for group term life, accidental loss of life and severe injury, short-term disability, and other group products that have short claim payout periods. For these products, reserves are determined using paid or reported actuarial development methods. The resulting claim triangles produce a completion pattern and estimate of ultimate loss. IBNR for these lines of business equals the estimated ultimate losses and loss adjustment expenses less the amount of paid or reported claims depending on whether the paid or reported development method was used. Estimates are reviewed for reasonableness and are adjusted for current trends or other factors that affect the development pattern.
Cumulative number of reported claims
For group life, disability and accident coverages, claim counts include claims that are approved, pending approval and terminated and exclude denied claims. Due to the nature of the claims, one claimant represents one event.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.5%	26.5%	15.9%	8.2%	6.3%	5.4%	4.6%	3.9%	3.3%	3.0%
Group life and accident, excluding premium waiver	75.1%	22.8%	1.0%

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the year ended December 31,
	2023			2022			2021
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$47			$58			$52
Balance, ending of the period		$49			$47			$58

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$140	$112	$192	$188	$152	$262	$206	$167	$293
Beginning adjustment for changes in single-A rate	4	(14)	(39)	47	19	14	59	26	29
Beginning balance at original discount rate	136	126	231	141	133	248	147	141	264
Effect of changes in cash flow assumptions	(2)	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	1	7	(1)	—	5	—	—	11	(1)
Adjusted beginning balance	135	133	230	141	138	248	147	152	263
Interest accrual and other	7	20	8	8	17	7	7	19	7
Benefit Payments	(12)	(29)	(21)	(13)	(29)	(24)	(13)	(38)	(22)
Ending balance at original discount rate	130	124	217	136	126	231	141	133	248
Ending adjustment for changes in single-A rate	7	(11)	(32)	4	(14)	(39)	47	19	14
Ending balance at single-A rate	$137	$113	$185	$140	$112	$192	$188	$152	$262

Net reserve for future policy benefits	$137	$64	$185	$140	$65	$192	$188	$94	$262
Weighted-average duration of the reserve for future policy benefits (years)	9.0	12.2	6.4	9.2	11.4	6.4	9.2	15.5	8.2

Net Reserve for Future Policy Benefits
	As of December 31,
	2023	2022	2021
Payout Annuities	$137	$140	$188
Life Conversions	64	65	94
Paid-up Life	185	192	262
Deferred Profit Liability	20	19	20
Other	78	86	82
Total	$484	$502	$646

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of December 31,
	2023	2022	2021
Payout Annuities [1]
Expected future benefit payments	$257	$272	$283
Life Conversions
Expected future gross premiums	$114	$120	$131
Expected future benefit payments	$204	$212	$225
Paid-up Life [1]
Expected future benefit payments	$281	$300	$324
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	For the year ended December 31,
	2023	2022	2021
Payout Annuities
Interest accretion rate	5.6%	5.6%	5.6%
Current discount rate	5.0%	5.3%	2.8%
Life Conversions
Interest accretion rate	4.2%	4.1%	4.1%
Current discount rate	5.1%	5.3%	2.9%
Paid-up Life
Interest accretion rate	2.9%	2.9%	2.9%
Current discount rate	5.0%	5.2%	2.1%
The Company completed a review of cash flow assumptions in the third quarter 2023, resulting in immaterial changes to the reserve for future policy benefits. For payout annuities, the net effect of updating cash flow assumptions was partially offset by a corresponding impact to the deferred profit liability. Gross premiums and interest accretion recognized on long-duration insurance policies for the years ended December 31, 2023, 2022 and 2021 were immaterial.
13. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $638, $658 and $687 as of December 31, 2023, 2022 and 2021, respectively, included universal life long-duration contacts of $223, $232 and $253 as well as policyholder balances related to short-duration contracts of $415, $426, and $434. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the year ended December 31,
	2023	2022	2021
Balance, beginning of year	$232	$253	$277
Premiums Received	14	15	16
Policy Charges	(21)	(23)	(23)
Surrenders and Withdrawals	(6)	(4)	(9)
Benefit Payments	(6)	(20)	(22)
Interest Credited	10	11	14
Balance, End of Year	$223	$232	$253
Weighted-average crediting rate	4.2%	4.2%	4.2%
Net Amount at Risk [1]	$917	$987	$1,086
Cash Surrender Value	$221	$229	$250
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of December 31, 2023, 2022 and 2021, universal life contracts of $222, $230 and $251, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

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
Debt is carried net of discount and issuance cost.
Long-term Debt by Issuance

	As of December 31,
	2023	2022
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
2.9% Notes, due 2051	600	600
Junior Subordinated Debentures
3-Month term SOFR + 0.26161% + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	4,482	4,482
Unamortized discount and debt issuance cost [2]	(120)	(125)
Total Debt	4,362	4,357
Less: Current maturities	—	—
Long-Term Debt	$4,362	$4,357
[1]The Company has an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments for this debenture into fixed interest payments of approximately 4.39%. See Junior Subordinated Debentures section below for further discussion of interest rate terms for the periods ended December 31, 2023 and 2022, respectively.
[2]This amount includes unamortized discount of $70 and $72 as of December 31, 2023 and 2022, respectively, on the 6.1% Notes, due 2041.
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
Junior Subordinated Debentures
As of December 31, 2023 and 2022, the Company has outstanding $500 of callable junior subordinated debentures with a final maturity on February 12, 2067. Interest is payable quarterly in arrears at a variable rate that resets quarterly.
Prior to July 1, 2023, the Company's $500 junior subordinated debentures due 2067 paid interest at a rate of LIBOR plus 2.125%. The U.K. Financial Conduct Authority ("FCA") ceased publication of U.S. dollar LIBOR on a representative basis immediately after June 30, 2023. Effective July 1, 2023, the interest rate on the $500 junior subordinated debentures due 2067 is determined based on a reference rate of 3-month term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26161% plus 2.125%.
The Company's interest rate swap agreements that converted the LIBOR variable interest payments on the $500 junior subordinated debentures to fixed interest payments of approximately 4.39% were terminated and new interest rate swap agreements expiring February 15, 2027 were entered into that reference SOFR so that interest rate swaps continue to effectively convert the variable interest payments to fixed interest payments of approximately 4.39%.
The $500 junior subordinated debentures due 2067 are unsecured, subordinated and junior in right of payment and upon liquidation to all of the Company’s existing and future senior indebtedness. In addition, the debentures are effectively subordinated to all of the Company’s subsidiaries’ existing and future indebtedness and other liabilities, including obligations to policyholders. The debentures do not limit the Company’s or the Company’s subsidiaries’ ability to incur additional debt, including debt that ranks senior in right of payment and upon liquidation to the debentures.
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
The Company may elect to redeem the $500 junior subordinated debentures due 2067 in whole or in part for the principal amount being redeemed plus accrued and unpaid interest to the date of redemption.
In connection with the offering of this debenture, the Company entered into a Replacement Capital Covenant ("RCC") for the benefit of holders of one or more designated series of the Company's indebtedness, initially the Company's 4.3% notes due 2043. Under the terms of the RCC, if the Company redeems the debenture any time prior to February 12, 2047 (or such earlier date on which the RCC terminates by its terms) it can only do so with the proceeds from the sale of certain qualifying replacement securities.
On April 15, 2022, The Hartford redeemed at par $600 aggregate principal amount of its 7.875% junior subordinated debentures due 2042 and recognized, in insurance operating costs and other expenses, a loss on extinguishment of debt of $9, before tax, for unamortized debt issuance costs.
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2023

2024 - Current maturities	$—
2025	$—
2026	$—
2027	$—
2028	$—
Thereafter	$4,482
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"), with an expiration date of October 27, 2026. Under the Credit Facility:
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
The Credit Facility requires the Company to maintain a minimum consolidated net worth financial covenant to $11.25 billion, excluding AOCI, limits the ratio of senior debt to capitalization, excluding AOCI, at 35% and includes other customary covenants. The Credit Facility is for general corporate purposes.
As of December 31, 2023 and 2022, no borrowings were outstanding, no letters of credit were issued under the Credit
Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the"Lloyd's Facility"). The Lloyd's Facility has two tranches, with one tranche extending a $74 commitment and the other tranche extending a £79 million ($101 as of December 31, 2023) commitment. The term of the facility is two years. The purpose of this facility is to issue letters of credit that may be treated as Funds at Lloyd’s ("FAL") to support underwriting capacity provided by the Navigators Corporate Underwriters Limited to the Lloyd’s Syndicate 1221 for the 2023 and 2024 underwriting years of account (and prior open years). As of December 31, 2022, letters of credit with an aggregate face amount of $74 and £79 million, or $95, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford’s consolidated net worth and financial leverage and that limit the amount of letters of credit that can support FAL's, consistent with Lloyd’s requirements. As of December 31, 2023, The Hartford was in compliance with all financial covenants of the facility.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company ("HLA"), are members of the Federal Home Loan Bank of Boston ("FHLBB"). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. The amount of advances that can be taken is limited to a percentage of the fair value of the assets considered eligible collateral, for example, 94% for U.S. government-backed fixed maturities maturing within 3 years and 70% for AA-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.3 billion and $0.7 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2024. The pledge limit is determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2023 and 2022, there were no advances outstanding under the FHLBB facility.

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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits still present uncertainties and contingencies that are not yet fully known, including whether additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. The legal theories advocated by plaintiffs vary significantly by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: some are in the earliest stages of litigation, some are in discovery, and many have been dismissed through rulings in favor of the Hartford Writing Companies. Moreover, dozens of policyholders have appealed dismissals in favor of the Hartford Writing Companies. The Hartford Writing Companies have received numerous favorable rulings on appeal, with a few adverse appellate rulings to date. The remainder of the Hartford Writing Companies' appeals are at various stages of the

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 15 - Commitments and Contingencies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
appellate process and have not yet been decided. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, despite the high percentage of favorable outcomes to date in both the trial and appellate courts, given the large number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent and emerging legal doctrines with respect to the underlying claims and with respect to the Company's coverage obligations. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-
packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers, insolvencies of insureds and unanticipated developments pertaining to the Company’s ability to recover reinsurance for A&E claims. Management believes these issues are not likely to be resolved in the near future.
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
While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not estimable now, could be material to The Hartford’s consolidated operating results or liquidity.
For its Run-off A&E claims, as of December 31, 2023, the Company reported $248 of net asbestos and environmental reserves, including the benefit of losses ceded to an A&E ADC with NICO. In addition, the Company has recorded a $788 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves

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
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2023, the Company has incurred $1,438 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $62 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11, Reserve for Unpaid Losses and Loss Adjustment Expenses.
Unfunded Commitments
As of December 31, 2023, the Company has outstanding commitments totaling $2.6 billion, of which $1.9 billion is primarily committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The funding of purchase investments in limited partnerships and other alternative investments are at the discretion of the general partner or manager and may be called at any time. Additionally, $313 of the outstanding commitments relate to various funding obligations primarily associated with tax credits and private debt. The remaining outstanding commitments of $376 relate to mortgage loans. Of the $2.6 billion in total outstanding commitments, $84 are related to mortgage loan commitments which the Company can cancel unconditionally.
Guaranty Funds and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, a guaranty fund may assess its members to pay covered claims of the insolvent insurers. Assessments are based on each member's proportionate share of written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2023 and 2022 the liability balance was $77 and $82, respectively. As of December 31, 2023 and 2022, there were $0 and $1 of premium tax offsets related to guaranty fund or other insurance-related assessments.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2023 was $43 for which the legal entities have posted collateral of $39 in the normal course of business. Based on derivative contractual terms as of December 31, 2023, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The liability for credit losses ("LCL") for Talcott Guarantees is calculated for the estimated amount payable under guaranteed contracts multiplied by the probability of default and the amount of loss given a default. The probability of default is assigned by credit rating of the applicable insurance company that issued the contract and is based on historical insurance industry defaults for liabilities with similar durations estimated through multiple economic cycles. Credit ratings are current and forward-looking and consider a variety of economic outcomes. Because annuities represent the majority of the contracts issued, the loss given default factors are based on a historical study of annuity policyholder recoveries from insolvent estate assets. The Company's exposure is expected to run off over a period that will include more than one economic cycle.
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. In 2021, the LCL decreased from $26 to $25 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts as well as lessening expected impacts of COVID-19 relative to prior assumptions. In 2022, the LCL decreased to $22 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts. During 2023, the LCL decreased to $9 primarily due to an upgrade of Talcott's credit rating, as well as a decrease in the estimated amount payable under guaranteed contracts. The Company has never experienced a loss on financial guarantees similar to the Talcott Guarantees and we believe the risk of loss is remote.
16. EQUITY
Equity Repurchase Program
In July, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. As of December 31, 2023, the Company has $1.35 billion remaining for equity repurchases under this share repurchase program. During the year ended December 31, 2023 the Company repurchased $1.4 billion (19.2 million shares) under this repurchase program. The Hartford's $3.0 billion equity repurchase program authorized by its Board of Directors in December 2020 expired on December 31, 2022. During the years ended December 31, 2022 and 2021, the Company repurchased $1.6 billion (22.3 million shares) and $1.7 billion (25.9 million shares), respectively, of common stock under these repurchase programs.
During the period from January 1, 2024 through February 22, 2024, the Company repurchased $200 (2.3 million shares).
The timing of any repurchases of shares under the remaining equity repurchase authorization is dependent upon several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
As of December 31, 2023, the Company accrued $12 in excise taxes on share repurchases, partially reduced by share issuances, which are reported in other liabilities on the Company's Consolidated Balance Sheets.
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
The Preferred Stock is redeemable at the Company’s option in whole or in part, at a redemption price of $25,000 per share, plus unpaid dividends attributable to the current dividend period.
Statutory Results
The U.S. domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department, which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, recognize a deferred gain on retroactive reinsurance within a special surplus account rather than as other liabilities, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry investments in bonds at amortized cost, and present insurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital".

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
U.S. Statutory Net Income

	For the years ended December 31,
	2023	2022	2021
Group Benefits Insurance Subsidiary	$592	$378	$32
Property and Casualty Insurance Subsidiaries	1,887	1,514	1,774
Total	$2,479	$1,892	$1,806
U.S. Statutory Capital

	As of December 31,
	2023	2022
Group Benefits Insurance Subsidiary	$2,748	$2,571
Property and Casualty Insurance Subsidiaries	12,549	12,111
Total	$15,297	$14,682
Regulatory Capital Requirements
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
Property casualty insurers domiciled in New York, including NIC and Navigators Specialty Insurance Company ("NSIC"), generally may not, without notice to and approval by the state insurance commissioner, pay dividends out of earned surplus in any twelve‑month period that exceeds the lesser of (i) 10% of the insurer’s statutory policyholders’ surplus as of the most recent financial statement on file, or (ii) 100% of its adjusted net investment income, as defined, for the same twelve month period.
Corporate members of Lloyd's Syndicates may pay dividends to its parent to the extent of available profits that have been distributed from the syndicate in excess of the Funds at Lloyd's capital requirement and subject to restrictions imposed under UK Company Law. The FAL is determined based on the syndicate’s solvency capital requirement ("SCR") of the syndicate under the Solvency II capital adequacy model, the current regulatory framework governing UK domiciled insurers, plus a Lloyd’s specific economic capital assessment. Insurers domiciled in the United Kingdom may pay dividends to its parent out of its statutory profits subject to restrictions imposed under U.K. Company law and Solvency II.
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
In 2023, HFSG Holding Company received $408 of dividends from HLA and $129 from Hartford Funds. In addition, HFSG Holding Company received $1.5 billion of net dividends from P&C subsidiaries in 2023, which excludes $100 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have regulatory dividend capacity of $1.8 billion for 2024. The HFSG Holding Company expects to receive approximately $1.5 billion of net dividends after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
HLA has regulatory dividend capacity of $609 in 2024 with approximately $600 of dividends expected in 2024.
There are no current restrictions on HFSG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
As of December 31, 2023, the Company's insurance subsidiaries had net assets of $14.5 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. INCOME TAXES
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income before income taxes included income from domestic operations of $3,042, $2,260 and $2,919 for the years ended December 31, 2023, 2022 and 2021, and income (losses) from foreign operations of $46, $2 and $(14) for the years ended December 31, 2023, 2022 and 2021.
Income Tax Expense

	For the years ended December 31,
	2023	2022	2021
Income tax expense (benefit)
Current - U.S. federal	$582	$550	$486
Foreign	—	(1)	2
Total current	582	549	488
Deferred - U.S. federal	6	(124)	52
Foreign	(4)	18	(6)
Total deferred	2	(106)	46
Total income tax expense	$584	$443	$534
Income Tax Rate Reconciliation

	For the years ended December 31,
	2023	2022	2021
Tax provision at U.S. federal statutory rate	$648	$474	$611
Nontaxable net investment income	(41)	(29)	(67)
Other	(23)	(2)	(10)
Provision for income taxes	$584	$443	$534
The current income tax payable of $18 and $56 as of December 31, 2023 and 2022, respectively, is included in other liabilities in the Consolidated Balance Sheets.
Deferred Taxes
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $3, $4 and $4 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards, because the Company does not expect to earn state taxable income to utilize such state tax benefits.
Deferred Tax Assets (Liabilities)

	As of December 31,
	2023	2022
Deferred tax assets
Loss reserves and tax discount	$517	$437
Unearned premium reserve and other underwriting related reserves	483	442
Employee benefits	172	167
Net unrealized losses on investments	387	668
Net operating loss carryover	45	37
Other	1	19
Total deferred tax assets	1,605	1,770
Valuation allowance	(12)	(27)
Deferred tax assets, net of valuation allowance	1,593	1,743
Deferred tax liabilities
Deferred acquisition costs	(163)	(146)
Investment-related items	(110)	(48)
Other depreciable and amortizable assets	(147)	(112)
Total deferred tax liabilities	(420)	(306)
Net deferred tax asset	$1,173	$1,437
As of December 31, 2023, the Company has a deferred tax asset for foreign net operating losses ("NOLs") of $45 partially offset by a valuation allowance of $12. While the foreign NOLs do not expire, this assessment reflects uncertainty in the Company's ability to generate sufficient taxable income in the near term in those specific jurisdictions.
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
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2023	2022	2021
Balance, beginning of period	$22	$16	$15
Gross increases - tax positions in current period	5	6	6
Lapse of statute of limitations	(1)	—	(5)
Balance, end of period	$26	$22	$16

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $4 of its currently unrecognized tax benefits associated with R&D credits claimed on the Company's 2020 tax return may be recognized by the end of 2024 as a result of a lapse in the applicable statute of limitations. In 2021, the Company recognized $5 of its previously unrecognized tax benefits associated with dividends from segregated asset accounts of the life and annuity business sold in 2018. This liability was subject to a tax indemnification agreement and a corresponding receivable included in other assets has been taken down upon lapse of the statute of limitations.
Other Tax Matters
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which is generally effective for years beginning after December 31, 2022. Notably, the bill created a 15% corporate alternative minimum tax (“CAMT”) on corporations with three-year average financial statement income over $1 billion. The Internal Revenue Service has issued some preliminary guidance and is expected to release more detailed proposed regulations in the coming year. The Company has made certain interpretations and assumptions to comply with the CAMT. While the Company's financial statement income is over
$1 billion, it is not expected the Company would have a CAMT liability. If CAMT is paid in the future, the amount would be indefinitely available as a credit carryforward that would reduce tax in future years and would be treated as a temporary item reflected within deferred taxes.
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
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest expense of $2 and $1 in the years ended December 31, 2023 and 2022 and net interest income of $1 for the year ended December 31, 2021, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
18. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2023

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	1,275	(5)	(25)	8	(13)	(148)	1,092
Amounts reclassified from AOCI	133	4	1	—	—	27	165
OCI, before tax	1,408	(1)	(24)	8	(13)	(121)	1,257
Income tax benefit (expense)	(296)	—	5	(2)	3	25	(265)
OCI, net of tax	1,112	(1)	(19)	6	(10)	(96)	992
Ending balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2022

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
OCI before reclassifications	(5,630)	(6)	56	(13)	119	119	(5,355)
Amounts reclassified from AOCI	282	—	(13)	—	—	62	331
OCI, before tax	(5,348)	(6)	43	(13)	119	181	(5,024)
Income tax benefit (expense)	1,123	1	(9)	3	(25)	(38)	1,055
OCI, net of tax	(4,225)	(5)	34	(10)	94	143	(3,969)
Ending balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
Changes in AOCI, Net of Tax for the Year ended December 31, 2021

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$2,834	$(2)	$12	$43	$—	$(1,717)	$1,170
Cumulative effect of accounting changes, net of tax [1]	21	—	—	—	(86)	—	(65)
Adjusted balance, beginning of period	2,855	(2)	12	43	(86)	(1,717)	1,105
OCI before reclassifications	(1,315)	—	28	(3)	33	219	(1,038)
Amounts reclassified from AOCI	(234)	—	(36)	—	—	70	(200)
OCI, before tax	(1,549)	—	(8)	(3)	33	289	(1,238)
Income tax benefit (expense)	325	—	2	1	(6)	(61)	261
OCI, net of tax	(1,224)	—	(6)	(2)	27	228	(977)
Ending balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
[1] Includes adjustments of $21 for elimination of shadow reserves and ($86) for updating discount rate assumptions for future policy benefit reserves. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Net Unrealized Gain on Fixed Maturities, AFS
Fixed maturities, AFS	$(133)	$(282)	$234	Net realized gains (losses)
	(133)	(282)	234	Total before tax
	(28)	(59)	49	Income tax expense
	$(105)	$(223)	$185	Net income
Unrealized Loss on Fixed Maturities with ACL
Fixed maturities, AFS	$(4)	$—	$—	Net realized gains (losses)
	(4)	—	—	Total before tax
	(1)	—	—	Income tax expense
	$(3)	$—	$—	Net income
Net Gains (Losses) on Cash Flow Hedging Instruments
Interest rate swaps	$(26)	$6	$41	Net investment income
Interest rate swaps	15	(2)	(10)	Interest expense
Foreign currency swaps	10	9	5	Net investment income
	(1)	13	36	Total before tax
	—	3	8	Income tax expense
	$(1)	$10	$28	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(34)	(69)	(77)	Insurance operating costs and other expenses
	(27)	(62)	(70)	Total before tax
	—	(13)	(15)	Income tax expense
	(27)	(49)	(55)	Net income
Total amounts reclassified from AOCI	$(136)	$(262)	$158	Net income
19. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions related to employee compensation in excess of the amount of eligible compensation that can be contributed under the tax-qualified Investment and Savings
Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $163, $142 and $147 for the years ended December 31, 2023, 2022 and 2021, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for each of the years ended December 31, 2023, 2022 and 2021 for these plans was $3.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Postretirement Benefit Plans
Defined Benefit Pension Plan- The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (“U.S. Pension Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations, as well as a Canadian defined benefit pension plan. Together, the non-qualified and Canadian defined benefit plan are referred to as "Other Pension Plans".
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plans and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The yield curve used to determine the discount rate is based on yields of high-quality fixed income investments grouped by duration, using the above mean average for each duration group. Based on all available market and industry information, it was determined that 5.15% and 5.13% were the appropriate discount rates as of December 31, 2023 to calculate the Company’s U.S. Pension Plan and other postretirement obligations, respectively.
The expected long-term rate of return considers both current market yields and forecasted investment returns expected to be achieved by the plan’s investment strategy over the remaining life of the plan. The Company also considers the plan's funded status, the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. For the pension plan, the Company has assumed an allocation of approximately 81% in fixed income securities and 19% in non-fixed income securities (global equities and limited partnerships) in its assumed expected long-term rate of return for the year ended December 31, 2023, whereas the Company anticipated an allocation of 73% in fixed income securities and 27% in non-fixed income securities to derive an expected long-term rate of return for the year ended December 31, 2022. For the other postretirement plans, the Company has assumed an allocation of 100% in fixed income securities in its assumptions for the year ended December 31, 2023, whereas the Company anticipated an allocation of 75% in fixed income securities and 25% in non-fixed income securities to derive an expected long-term rate of return for the year ended December 31, 2022. Based upon these analyses, management determined the long-term rate of return assumption to be 6.10% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2023 and 5.10% and 4.80% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2022. To determine the Company's 2024 expense, the Company has assumed an allocation of 81% in fixed income securities and 19% in non-fixed income securities for the pension plan and an allocation of 100% in fixed income securities for the postretirement plans, contributing to an expected long-term rate of return on plan assets of 5.90% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations, respectively.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	For the years ended December 31,
	2023	2022	2021
Weighted Average Assumptions used to determine benefit obligations
Discount rate:
U.S. Pension Plan	5.15%	5.43%	2.91%
Other Pension Plans	5.14%	5.40%	2.83%
Other postretirement benefits	5.13%	5.39%	2.72%
Interest crediting rate on cash balance plan	4.36%	3.89%	3.30%
Weighted Average Assumptions used to determine net periodic benefit costs:
Discount rate:
U.S. Pension Plan	5.43%	2.91%	2.66%
Other Pension Plans	5.40%	2.83%	2.52%
Other postretirement benefits	5.39%	2.72%	2.36%
Expected long-term rate of return on plan assets:
U.S. Pension Plan	6.10%	5.10%	5.40%
Other Pension Plans	4.40%	3.30%	2.90%
Other postretirement benefits	4.50%	4.80%	4.90%
Assumed Health Care Cost Trend Rates
Pre-65 health care cost trend rate	8.00%	7.00%	7.00%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2032	2032
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Obligations and Funded Status

	U.S. Pension Plan		Other Pension Plans		Total Pension Plans		Other Postretirement Benefits
	For the years ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation — beginning of year	$3,156	$4,210	$334	$439	$3,490	$4,649	$143	$197
Service cost	3	4	—	—	3	4	—	—
Interest cost	163	101	17	10	180	111	7	4
Plan participants’ contributions	—	—	—	—	—	—	8	10
Actuarial loss (gain)	38	14	2	4	40	18	3	(5)
Changes in assumptions	100	(985)	8	(92)	108	(1,077)	3	(33)
Benefits paid [1]	(191)	(188)	(27)	(27)	(218)	(215)	(26)	(30)
Benefit obligation — end of year [2]	$3,269	$3,156	$334	$334	$3,603	$3,490	$138	$143
Change in Plan Assets
Fair value of plan assets — beginning of year	$3,513	$4,467	$11	$15	$3,524	$4,482	$30	$51
Actual return on plan assets	254	(742)	—	(3)	254	(745)	1	(6)
Employer contributions [3]	—	—	1	—	1	—	5	5
Plan participants' contributions [3]	—	—	—	—	—	—	8	10
Benefits paid [1]	(191)	(188)	(1)	(1)	(192)	(189)	(26)	(30)
Expenses paid	(14)	(24)	—	—	(14)	(24)	—	—
Fair value of plan assets — end of year	$3,562	$3,513	$11	$11	$3,573	$3,524	$18	$30
Funded status — end of year	$293	$357	$(323)	$(323)	$(30)	$34	$(120)	$(113)
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$293	$357	$—	$—	$293	$357	$—	$—
Other liabilities	$—	$—	$(323)	$(323)	$(323)	$(323)	$(120)	$(113)
[1]Other postretirement benefits paid represent payments from plan assets for non-key employee postretirement medical benefits, Company assets and plan participants' contributions.
[2]As of December 31, 2023 and 2022, the Accumulated Benefit Obligation is equal to the Projected Benefit Obligation.
[3]Employer and plan participants' contributions for the Other Postretirement Benefits represent funding from Company and plan participant assets.

Changes in assumptions for the U.S. Pension Plan in 2023 primarily included a $88 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.43% as of the December 31, 2022 valuation to 5.15% as of the December 31, 2023 valuation. Changes in assumptions in 2022 included a $997 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.91% as of the December 31, 2021 valuation to 5.43% as of the December 31, 2022 valuation.
Changes in assumptions for the Other Pension Plans in 2023 primarily included a $7 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.40% as of the December 31, 2022 valuation to 5.14% as of the December 31, 2023 valuation. Changes in assumptions in 2022 included a $92 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 2.83% as of the December 31, 2021 valuation to 5.40% as of the December 31, 2022 valuation.
Included in the benefit obligation for the U.S. Pension Plan in the table above, the cash balance plan pension benefit obligation was $357 and $338 as of December 31, 2023 and 2022, respectively.
The fair value of assets for total pension plans, and hence the funded status, presented in the table above excludes assets of $198 and $170 as of December 31, 2023 and 2022, respectively, held in rabbi trusts and designated for the Other Pension Plans. The Company contributed $3 to the rabbi trusts in 2023. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trusts' assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, total pension plan assets would have been $3,771 and $3,694 as of December 31, 2023 and 2022, respectively, and the funded status of total pension plans would have been $168 and $204 as of December 31, 2023 and 2022, respectively.

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
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2023	2022	2021	2023	2022	2021
Service cost	$3	$4	$4	$—	$—	$—
Interest cost	180	111	96	7	4	3
Expected return on plan assets	(235)	(202)	(205)	(1)	(2)	(3)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	29	62	69	5	7	8
Net periodic cost (benefit)	$(23)	$(25)	$(36)	$4	$2	$1
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2023	2022	2021	2023	2022	2021
Amortization of actuarial loss	$29	$62	$69	$5	$7	$8
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Net actuarial gain (loss)	(142)	89	214	(6)	30	5
Prior service cost (credit)	—	—	—	—	—	—
Total	$(113)	$151	$283	$(8)	$30	$6
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2023	2022	2021	2023	2022	2021
Net loss	$(1,777)	$(1,664)	$(1,815)	$(88)	$(87)	$(124)
Prior service credit	—	—	—	40	47	54
Total	$(1,777)	$(1,664)	$(1,815)	$(48)	$(40)	$(70)
Actuarial net losses in AOCI that exceed 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized to expense over the average future life expectancy of plan participants.
Pension Plan Assets
Investment Strategy and Target Allocation
The overall investment strategy of the U.S. Pension Plan is to produce total investment returns that provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the U.S. Pension Plan rests with The Hartford’s Pension Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; selecting qualified service providers such as investment managers and investment consultants; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Pension Investment Committee has adopted a de-risking glide path that reduces the target allocation to equity securities and limited partnerships and increases the allocation to fixed income securities over time in response to improvement in the funded status of the U.S. Pension Plan. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the U.S. Pension Plan.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Target Asset Allocation Ranges

	Pension Plans		Other Postretirement Plans
	Minimum	Maximum	Minimum	Maximum
Equity securities	—%	20%	—%	—%
Fixed income securities	75%	95%	100%	100%
Limited partnerships	—%	25%	—%	—%
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
The U.S. Pension Plan invests in multiple asset classes reflecting the current needs, investment preferences, risk tolerances and the desired degree of diversification of the U.S. Pension Plan. These asset classes include publicly traded fixed income securities and equities, private fixed income securities, commercial mortgage loans and limited partnerships. Investment portfolios are primarily managed by affiliated managers.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS, in addition to certain other investments, in a duration overlay program to adjust the duration of U.S. Pension Plan assets to better match the duration of the benefit obligation.
Pension Plan Assets at Fair Value

	As of December 31, 2023				As of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$187	$—	$—	$187	$155	$—	$—	$155
Fixed Income Securities:
Corporate	—	1,643	36	1,679	—	1,791	31	1,822
RMBS	—	111	—	111	—	115	—	115
U.S. Treasuries	—	271	—	271	—	165	—	165
Foreign government	—	11	10	21	—	25	1	26
CMBS	—	49	1	50	—	57	1	58
Other fixed income [1]	—	160	—	160	—	139	—	139
Mortgage Loans	—	—	143	143	—	—	165	165
Equity Securities:
Domestic	11	23	—	34	8	—	—	8
International	—	45	—	45	—	7	—	7
Total pension plan assets at fair value, in the fair value hierarchy [2]	198	2,313	190	2,701	163	2,299	198	2,660
Other Investments, at net asset value [3]:
Limited partnerships				826				818
Total pension plan assets at fair value	$198	$2,313	$190	$3,527	$163	$2,299	$198	$3,478
[1]Includes ABS, municipal bonds and CLOs.
[2]Excludes $46 and $46 as of December 31, 2023 and 2022, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Employee Benefit Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2023	$31	$1	$165	$1	$198
Realized gains (losses), net	—	—	(3)	—	(3)
Changes in unrealized gains (losses), net	2	(1)	8	—	9
Purchases	—	10	3	—	13
Settlements	—	—	—	—	—
Sales	—	—	(30)	—	(30)
Transfers into Level 3 [2]	5	—	—	—	5
Transfers out of Level 3 [2]	(2)	—	—	—	(2)
Fair Value as of December 31, 2023	$36	$10	$143	$1	$190

Fair Value as of January 1, 2022	$42	$2	$202	$5	$251
Realized gains, net	—	—	—	—	—
Changes in unrealized gains (losses), net	(10)	—	(25)	—	(35)
Purchases	1	—	4	—	5
Settlements	—	—	—	—	—
Sales	(2)	—	(16)	—	(18)
Transfers into Level 3 [2]	3	—	—	—	3
Transfers out of Level 3 [2]	(3)	(1)	—	(4)	(8)
Fair Value as of December 31, 2022	$31	$1	$165	$1	$198
[1]"Other" includes CMBS.
[2]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing.
There was less than $1 in Company common stock included in the U.S. Pension Plan’s assets as of December 31, 2023 and 2022 as part of a passive indexing strategy.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2023				As of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$16	$—	$—	$16	$25	$—	$—	$25
Fixed Income Securities:
RMBS	—	—	—	—	—	1	—	1
U.S. Treasuries	—	2	—	2	—	4	—	4
Total other postretirement plan assets at fair value	$16	$2	$—	$18	$25	$5	$—	$30
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2023 and 2022.
Concentration of Risk
In order to minimize risk, the Pension Plan maintains a listing of permissible and prohibited investments. In addition, the Pension Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. Permissible investments include U.S. equity, international equity, limited partnership and fixed income investments including derivative instruments. Permissible derivative instruments include futures contracts, options, swaps, currency forwards, caps or floors and may be used to control risk or enhance return but will not be used for leverage purposes.
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
Expected Employer Contributions
The Company does not have a 2024 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2024. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2024 to make this determination.
Benefit Payments

Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2023

	Pension Benefits	Other Postretirement Benefits
2024	$242	$17
2025	251	14
2026	258	13
2027	263	12
2028	256	12
2029 - 2033	1,307	50
Total	$2,577	$118
20. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2023, 2022 and 2021, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Hartford measures stock compensation at the grant date based on the estimated fair value of the award and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2023	2022	2021
Stock-based compensation plans expense	$125	$131	$128
Income tax benefit	(22)	(22)	(22)
Excess tax benefit on awards vested, exercised and expired	(12)	(12)	(6)
Total stock-based compensation plans expense, net of tax	$91	$97	$100
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2023, the total compensation cost related to non-vested awards not yet recognized was $64, which is expected to be recognized over a weighted average period of 2 years.
Stock Plan
Future stock-based awards may be granted under The Hartford's 2020 Stock Incentive Plan (the "Stock Incentive Plan") other than the Subsidiary Stock Plan and the Employee
Stock Purchase Plan described below. The Stock Incentive Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the 2020 Stock Plan, that may be issued to Company employees and third-party service providers during the 10-year duration of the Stock Incentive Plan is the sum of 11,250,000 shares, any shares forfeited subsequent to February 29, 2020, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2023, there were 6,884,152 shares available for future issuance.
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
Stock Option Awards
Under the Stock Incentive Plan, options granted have an exercise price at least equal to the closing stock price on the New York Stock Exchange for the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed 10 years. Options generally become exercisable over a

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
Stock Options Valuation Assumptions

	For the years ended December 31,
	2023			2022			2021
Expected dividend yield	2.0%			2.3%			2.8%
Expected annualized spot volatility	24.5%	-	26.0%	28.3%	-	29.6%	34.1%	-	43.0%
Weighted average annualized volatility	25.4%			28.8%			39.4%
Risk-free spot rate	3.8%	-	5.1%	(0.04)%	-	2.0%	0.03%	-	1.4%
Expected term	6.7 years			6.4 years			6.4 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2023
Outstanding at beginning of year	6,596	$51.58
Granted	593	$78.28
Exercised	(1,118)	$42.20
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	6,071	$55.92	5.7	$148
Outstanding, fully vested and expected to vest	6,033	$55.83	5.7	$148
Exercisable at end of year	4,790	$52.00	4.9	$136
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2023, 2022, and 2021 was $21.09, $16.56 and $14.88, respectively. For the years ended December 31, 2023, 2022, and 2021, The Hartford received $47, $26, and $45, respectively, in cash from exercised stock options. The Hartford recognized tax benefits of $3, $3, and $4 on stock options exercised for the years ended December 31, 2023, 2022, and 2021, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $35, $24, and $28, respectively.
Share Awards
Share awards granted under the Stock Incentive Plan and outstanding include restricted stock units and performance shares. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of a performance period of three years and, for the 2021 grant year, is subject to a modifier that will either increase or decrease final performance by 10% based upon results against predetermined year-end 2023 representation goals for women and people of color in executive level roles.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Performance share awards that are not dependent on market conditions are valued equal to the closing stock price on the New York Stock Exchange for the Company’s common stock on the date of grant. Stock compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest based on the performance level achieved and, therefore, may change during the performance period as new estimates of performance are available.
Other performance share awards or portions thereof have a market condition based upon the Company's total stockholder return relative to a pre-determined group of peer companies as of December 31 at the end of the three year performance period. Stock compensation expense for these performance share awards is based on the number of awards expected to vest as estimated at the grant date and, therefore, does not change for changes in estimated performance. The Company uses a risk neutral Monte-Carlo Plan Valuation Model that incorporates time to maturity, implied volatilities of the Company and the peer companies, and correlations between the Company and the peer companies and interest rates.
Assumptions for Total Stockholder Return Performance Shares

	For the years ended December 31,
	2023			2022			2021
Volatility of common stock	33.0%			35.9%			37.3%
Average volatility of peer companies	26.0%	-	41.0%	27.0%	-	46.0%	27.0%	-	49.0%
Average correlation coefficient of peer companies	52.0%			68.0%			67.0%
Risk-free spot rate	4.4%			1.8%			0.2%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2023
Non-vested at beginning of year	3,517	$58.28	711	$63.04
Granted	1,019	$77.72	268	$85.69
Performance based adjustment, net			389	$56.09
Vested	(1,177)	$54.58	(777)	$56.09
Forfeited	(100)	$66.72	(8)	$72.05
Non-vested at end of year	3,259	$65.44	583	$77.97
In addition to the non-vested shares presented in the above table, there are related non-vested dividend equivalent shares. The number of non-vested dividend equivalent shares related to restricted stock units was 155 thousand and 182 thousand as of December 31, 2023 and 2022, respectively, and the number of non-vested dividend equivalent shares related to performance shares was 18 thousand and 25 thousand as of December 31, 2023 and 2022, respectively. The dividend equivalent shares are subject to the same vesting terms as the restricted stock units and performance shares.
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 was $77.72, $69.32 and $52.13, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2023, 2022, and 2021 was $85.69, $71.54 and $56.09, respectively.
The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $154, $134 and $105, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2023, 2022 and 2021.
Subsidiary Stock Plan
The Hartford has a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $12, $13 and $11 in the years ended December 31, 2023, 2022 and 2021, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Stock Compensation Plans
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
as equity because it is not mandatorily redeemable. For the years ended December 31, 2023, 2022 and 2021, the Company repurchased $11, $10 and $16, respectively, in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2023, there were 3,155,609 shares available for future issuance. During the years ended December 31, 2023, 2022 and 2021, 194,561 shares, 194,504 shares, and 199,173 shares were sold, respectively. For the years ended December 31, 2023, 2022 and 2021, The Hartford received $13, $13 and $13, respectively, in cash from sales under this plan.
21. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2023 and 2022 was $141 and $135, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheets. The lease liability as of December 31, 2023 and 2022 was $144 and $136, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles. During the years ended December 31, 2023, 2022 and 2021, variable lease costs of $0, $6 and $4, respectively, were reported in restructuring and other costs for lease terminations under Hartford Next (see Note 23 - Restructuring and Other Costs for more information), and were excluded from components of lease expense.
Components of Lease Expense

	For the years ended December 31,
	2023	2022	2021
Operating lease cost	$36	$40	$45
Variable lease cost	(2)	—	2
Sublease income	(4)	(4)	(3)
Total lease costs included in insurance operating costs and other expenses	$30	$36	$44

Supplemental Operating Lease Information

	For the years ended December 31,
	2023	2022	2021
Operating cash flows for operating leases (for the twelve months ended)	$37	$56	$46
Right-of-use asset obtained in exchange for new operating lease liabilities	40	6	3
Weighted-average remaining lease term in years for operating leases	7 years	6 years	6 years
Weighted-average discount rate for operating leases	4.0%	3.0%	3.0%
Maturities of Operating Lease Liabilities as of December 31, 2023

Operating Leases
2024	$33
2025	26
2026	22
2027	20
2028	16
Thereafter	49
Total lease payments	166
Less: Discount on lease payments to present value	22
Total lease liability	$144

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 22 - Business Dispositions
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. BUSINESS DISPOSITIONS
Sale of Continental Europe Operations
On December 29, 2021, the Company completed the sale of its Continental Europe Operations for approximately $11, net of transaction costs. The complete sale of the Continental Europe Operations consists of multiple arrangements designed as a single transaction. The Continental Europe Operations are included in the Commercial Lines segment. Revenues and earnings are not material to the Company's consolidated results of operations for the year ended December 31, 2021.
The sale resulted in a loss of approximately $21, before tax, for the year ended December 31, 2021, which was recorded within net realized gains (losses) in the Consolidated Statements of Operations. The Company also recorded a related income tax benefit on the sale of $5 for after tax losses of $16 for the year ended December 31, 2021.
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

Major Classes of Assets and Liabilities Transferred by the Company to the Buyer in Connection with the Sale

Carrying Value as of Closing
Assets
Investments and cash	$150
Reinsurance recoverables and other	13
Total assets held for sale	163
Liabilities
Unpaid losses and loss adjustment expenses	81
Unearned premiums	19
Other liabilities	52
Total liabilities held for sale	$152

23. RESTRUCTURING AND OTHER COSTS
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020 the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Hartford Next is intended to reduce annual insurance operating costs and other expenses through reduction of the Company's headcount, investment in information technology ("IT") to further enhance our capabilities, and other activities. The activities have been substantially completed as of December 31, 2023.
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the Company's Consolidated Balance Sheets. For the years ended December 31, 2023, and December 31, 2022, the severance benefits accrual was reduced by $6, and $7 respectively, due to more recent experience of higher than expected voluntary attrition.
Subsequent to December 31, 2023, the Company expects to incur additional costs including, amortization of right of use assets and other lease exit costs, other IT costs to retire applications, and other expenses. Total restructuring and other costs are expected to be approximately $126, before tax, and will be recognized in Corporate for segment reporting.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 23 - Restructuring and Other Costs
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2021	Incurred in the Year Ended December 31, 2022	Incurred in the Year Ended December 31, 2023	Cumulative Incurred in the Year Ended December 31, 2023	Total Amount Expected to be Incurred
Severance benefits	$(25)	$(7)	$(6)	$35	$35
IT costs	9	8	5	25	25
Professional fees and other expenses	17	12	7	64	66
Total restructuring and other costs, before tax	$1	$13	$6	$124	$126

Accrued Restructuring and Other Costs
	Year Ended December 31, 2023
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$7	$—	$—	$7
Incurred	(6)	5	7	6
Payments	(1)	(5)	(7)	(13)
Balance, end of period	$—	$—	$—	$—

Accrued Restructuring and Other Costs
	Year Ended December 31, 2022
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$18	$—	$—	$18
Incurred	(7)	8	12	13
Payments	(4)	(8)	(12)	(24)
Balance, end of period	$7	$—	$—	$7
24. QUARTERLY RESULTS (UNAUDITED)
On January 1, 2023, the Company adopted the FASB's long-duration targeted improvements ("LDTI") guidance, which was applied on a modified retrospective basis as of January 1, 2021.
Impacted prior periods have been restated to reflect the adoption of LDTI. For additional information, refer to Note 1 - Basis of Presentation and Significant Accounting Policies.

Current and Historical Quarterly Results of the Company

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues	$5,910	$5,393	$6,049	$5,373	$6,168	$5,580	$6,400	$6,016
Benefits, losses and expenses	$5,257	$4,852	$5,377	$4,819	$5,355	$5,148	$5,450	$5,281
Net income	$535	$443	$547	$444	$651	$340	$771	$592
Less: Preferred stock dividends	5	5	5	5	6	6	5	5
Net income available to common stockholders	$530	$438	$542	$439	$645	$334	$766	$587
Net income available to common stockholders per common share
Basic	$1.69	$1.32	$1.75	$1.34	$2.12	$1.04	$2.55	$1.85
Diluted	$1.66	$1.30	$1.73	$1.32	$2.09	$1.02	$2.51	$1.82

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2023
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,174	$4,776	$4,776
States, municipalities and political subdivisions	6,207	6,039	6,039
Foreign governments	583	562	562
Public utilities	2,155	2,029	2,029
All other corporate bonds	16,536	15,837	15,837
All other mortgage-backed and asset-backed securities	11,071	10,575	10,575
Total fixed maturities, available-for-sale	41,726	39,818	39,818
Fixed maturities, at fair value using fair value option	350	327	327
Equity Securities [1]
Common stocks
Industrial, miscellaneous and all other	384	385	385
Non-redeemable preferred stocks	527	479	479
Total equity securities [1]	911	864	864
Mortgage loans [2]	6,138	5,584	6,087
Other investments	221	191	191
Short-term investments	3,850	3,850	3,850
Limited partnerships and other alternative investments [3]	4,785		4,785
Total investments	$57,981		$55,922
[1]Cost of equity securities represents original cost.
[2]Cost of mortgage loans excludes the allowance for credit losses ("ACL") of $51. For further information, refer to Schedule V - Valuation and Qualifying Accounts.
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
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2023	2022
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $29 and $126)	$24	$120
Short-term investments	1,040	832
Cash	—	—
Investment in affiliates	20,261	18,610
Deferred income taxes	439	395
Unamortized issue costs	2	2
Investment income due and accrued	—	1
Other assets	400	466
Total assets	$22,166	$20,426
Liabilities
Net payable to affiliates	$1,918	$1,863
Long-term debt	4,362	4,357
Other liabilities	559	530
Total liabilities	6,839	6,750
Stockholders’ Equity
Preferred stock	$334	$334
Common stock	3	3
Additional paid-in capital	648	1,895
Retained Earnings	19,007	17,058
Treasury Stock	(1,816)	(1,773)
Accumulated other comprehensive income (loss), net of tax	(2,849)	(3,841)
Total stockholders’ equity	15,327	13,676
Total liabilities and stockholders’ equity	$22,166	$20,426
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income (Loss)	2023	2022	2021
Net investment income	$33	$13	$2
Net realized gains (losses)	—	—	(1)
Total revenues	33	13	1
Interest expense	199	213	234
Loss on extinguishment of debt	—	9	—
Other expense (income)	7	(8)	(2)
Total expenses	206	214	232
Loss before income taxes and earnings of subsidiaries	(173)	(201)	(231)
Income tax benefit	(67)	(61)	(51)
Loss before earnings of subsidiaries	(106)	(140)	(180)
Earnings of subsidiaries	2,610	1,959	2,551
Net income	2,504	1,819	2,371
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	(7)	45	24
Change in net unrealized gain or loss on fixed maturities	1	(4)	(1)
Change in pension and other postretirement plan adjustments	(89)	119	224
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(95)	160	247
Other comprehensive income (loss) of subsidiaries	1,087	(4,129)	(1,224)
Total other comprehensive income (loss)	992	(3,969)	(977)
Total comprehensive income (loss)	$3,496	$(2,150)	$1,394

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Financial Services Group, Inc.
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2023	2022	2021
Operating Activities
Net income	$2,504	$1,819	$2,371
Loss on extinguishment of debt	—	9	—
Dividends received from subsidiaries	1,594	1,780	1,277
Equity in net income of subsidiaries	(2,610)	(1,959)	(2,551)
Net realized losses (gains)	—	—	1
Change in operating assets and liabilities	75	61	36
Cash provided by operating activities	1,563	1,710	1,134
Investing Activities
Net proceeds from (payments for) short-term investments	(208)	899	(54)
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	97	47	25
Payments for the purchase of:
Fixed maturities, available-for-sale	—	—	(74)
Equity securities, at fair value	—	(5)	—
Net payments for derivatives	(8)	55	38
Capital returned from (contributions to) subsidiaries	503	(6)	530
Cash provided by investing activities	384	990	465
Financing Activities
Proceeds from issuance of debt	—	—	588
Repayments of debt	—	(600)	—
Treasury stock acquired	(1,400)	(1,550)	(1,702)
Net issuance (return of) shares under incentive and stock compensation plans	6	(19)	25
Dividends paid on common shares	(532)	(510)	(489)
Dividends paid on preferred shares	(21)	(21)	(21)
Cash used for financing activities	(1,947)	(2,700)	(1,599)
Net increase (decrease) in cash	—	—	—
Cash — beginning of period	—	—	—
Cash — end of period	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$209	$212	$214
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2023
Commercial Lines	$976	$29,181	$—	$6,977	$—
Personal Lines	102	2,068	—	1,582	—
Property & Casualty Other Operations	—	2,795	—	2	—
Group Benefits	35	8,274	312	38	408
Hartford Funds	—	—	—	—	—
Corporate	—	—	172	—	230
Consolidated	$1,113	$42,318	$484	$8,599	$638
As of December 31, 2022
Commercial Lines	$865	$28,454	$—	$6,306	$—
Personal Lines	101	1,857	—	1,471	—
Property & Casualty Other Operations	—	2,772	—	2	—
Group Benefits	32	8,160	319	36	419
Hartford Funds	—	—	—	—	—
Corporate	—	—	183	—	239
Consolidated	$998	$41,243	$502	$7,815	$658

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2023
Commercial Lines	$11,683	$1,532	$6,786	$1,779	$1,907	$12,279
Personal Lines	3,198	171	2,538	231	638	3,198
Property & Casualty Other Operations	—	69	224	—	4	—
Group Benefits	6,515	469	4,683	34	1,554	—
Hartford Funds	973	17	—	—	781	—
Corporate	41	47	7	—	273	—
Consolidated	$22,410	$2,305	$14,238	$2,044	$5,157	$15,477
For the year December 31, 2022
Commercial Lines	$10,609	$1,415	$6,169	$1,563	$1,857	$11,158
Personal Lines	3,052	140	2,164	228	652	2,961
Property & Casualty Other Operations	—	63	280	—	9	—
Group Benefits	6,057	524	4,517	33	1,507	—
Hartford Funds	1,044	9	—	—	826	—
Corporate	50	26	8	—	287	—
Consolidated	$20,812	$2,177	$13,138	$1,824	$5,138	$14,119
For the year December 31, 2021
Commercial Lines	$9,586	$1,502	$6,044	$1,398	$1,747	$10,041
Personal Lines	3,066	157	1,864	230	678	2,908
Property & Casualty Other Operations	—	75	202	—	9	—
Group Benefits	5,687	550	4,602	40	1,413	—
Hartford Funds	1,189	5	—	—	925	—
Corporate	40	24	8	—	325	—
Consolidated	$19,568	$2,313	$12,720	$1,668	$5,097	$12,949
[1]Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule IV. Reinsurance

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2023
Life insurance in-force	$1,275,984	$33,009	$23,605	$1,266,580	2%
Insurance revenues
Property and casualty insurance	$15,514	$1,612	$826	$14,728	6%
Life insurance and annuities	2,540	33	76	2,583	3%
Accident and health insurance	3,905	71	98	3,932	2%
Total insurance revenues	$21,959	$1,716	$1,000	$21,243	5%
For the year ended December 31, 2022
Life insurance in-force	$1,147,723	$23,330	$22,511	$1,146,904	2%
Insurance revenues
Property and casualty insurance	$14,328	$1,462	$654	$13,520	5%
Life insurance and annuities	2,341	25	77	2,393	3%
Accident and health insurance	3,647	81	98	3,664	3%
Total insurance revenues	$20,316	$1,568	$829	$19,577	4%
For the year ended December 31, 2021
Life insurance in-force	$1,112,333	$22,814	$21,230	$1,110,749	2%
Insurance revenues
Property and casualty insurance	$13,204	$1,277	$568	$12,495	5%
Life insurance and annuities	2,367	25	46	2,388	2%
Accident and health insurance	3,296	79	82	3,299	2%
Total insurance revenues	$18,867	$1,381	$696	$18,182	4%

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2023
ACL on fixed maturities, available-for-sale	$12	$14	$(5)	$21
ACL on mortgage loans	$36	$15	$—	$51
ACL on premiums receivable and agents' balances	$109	$50	$(50)	$109
Allowance for uncollectible reinsurance	$105	$14	$(16)	$103
Valuation allowance for deferred taxes	$27	$—	$(15)	$12
2022
ACL on fixed maturities, available-for-sale	$1	$18	$(7)	$12
ACL on mortgage loans	$29	$7	$—	$36
ACL on premiums receivable and agents' balances	$105	$51	$(47)	$109
Allowance for uncollectible reinsurance	$99	$3	$3	$105
Valuation allowance for deferred taxes	$7	$20	$—	$27
2021
ACL on fixed maturities, available-for-sale	$23	$(4)	$(18)	$1
ACL on mortgage loans	$38	$(9)	$—	$29
ACL on premiums receivable and agents' balances	$152	$4	$(51)	$105
Allowance for uncollectible reinsurance	$108	$3	$(12)	$99
Valuation allowance for deferred taxes	$4	$9	$(6)	$7

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
		10-K	001-13958	10.01	02/18/2022
10.02	Amended and Restated Credit Agreement dated October 27, 2021, among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	10/28/2021
10.03	First Amendment, entered into as of March 10, 2022, to the Amended and Restated Credit Agreement among The Hartford Financial Services Group, Inc. as borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc. as Sustainability Coordinator and the other parties signatory thereto.	10-Q	001-13958	10.01	04/28/2022
*10.04	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.05	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.06	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.07	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.08	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.09	The Hartford 2014 Incentive Stock Plan, as amended effective October 2, 2023.**
*10.10	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.11	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.12	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.13	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.02	04/26/2018
*10.14	The Hartford Financial Services Group, Inc. Annual Incentive Plan, as amended October 2, 2023.**
*10.15	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.16	The Hartford 2020 Incentive Stock Plan, as amended effective October 2, 2023.**
*10.17	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements.	10-K	001-13958	10.24	02/19/2021
*10.18	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.25	02/19/2021

|

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.19	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.	10-K	001-13958	10.26	02/19/2021
*10.20	Amendment to The Hartford Excess Pension Plan II.	10-K	001-13958	10.22	02/18/2022
*10.21	The Hartford Senior Executive Officer Severance Pay Plan (Tier 1), as amended and restated, effective October 2, 2023.**
*10.22	The Hartford Senior Executive Officer Severance Pay Plan (Tier 2), as amended and restated, effective October 2, 2023.**
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.**

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.01	The Hartford Financial Services Group, Inc. Clawback Policy**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104.01	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
†	Certain portions of this exhibit have been omitted pursuant to the Securities and Exchange Commission Order Granting Confidential Treatment Under the Securities Exchange Act of 1934, dated August 7, 2017
††	Certain portions of this exhibit have been omitted pursuant to Section (b)(10)(iv) of Item 601 of Regulation S-K. The registrant agrees to furnish a copy of this exhibit to the Securities and Exchange Commission upon request.

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
Date: February 23, 2024

|

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 23, 2024

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 23, 2024

	Beth A. Costello	(Principal Financial Officer)

	/s/ Allison G. Niderno	Senior Vice President and Controller	February 23, 2024

	Allison G. Niderno	(Principal Accounting Officer)

	*	Director	February 23, 2024

Larry D. De Shon

	*	Director	February 23, 2024

Carlos Dominguez

	*	Director	February 23, 2024

Trevor Fetter

	*	Director	February 23, 2024
Donna James

	*	Director	February 23, 2024

Edmund Reese

	*	Director	February 23, 2024

Teresa W. Roseborough

	*	Director	February 23, 2024

Virginia P. Ruesterholz

	*	Director	February 23, 2024

Matthew E. Winter

	*	Director	February 23, 2024

Greig Woodring

*By:	/s/ David C. Robinson

David C. Robinson
As Attorney-in-Fact