Form 10-Q
period 2024-03-31
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2024-04-25
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 24, 2024, there were outstanding 295,755,372 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements, the Risk Factors of The Hartford's 2023 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2024, the related condensed consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle for the measurement and disclosure of long-duration contracts issued by insurance companies. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 25, 2024

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2024	2023
	(Unaudited)
Revenues
Earned premiums	$5,446	$5,063
Fee income	333	319
Net investment income	593	515
Net realized gains (losses)	28	(7)
Other revenues	19	20
Total revenues	6,419	5,910
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,611	3,482
Amortization of deferred policy acquisition costs ("DAC")	545	491
Insurance operating costs and other expenses	1,283	1,216
Interest expense	50	50
Amortization of other intangible assets	18	18
Restructuring and other costs	1	—
Total benefits, losses and expenses	5,508	5,257
Income before income taxes	911	653
Income tax expense	158	118
Net income	753	535
Preferred stock dividends	5	5
Net income available to common stockholders	$748	$530
Net income available to common stockholders per common share
Basic	$2.51	$1.69
Diluted	$2.47	$1.66
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(in millions)	2024	2023
	(Unaudited)
Net income	$753	$535
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(160)	586
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	1	(6)
Change in net gain (loss) on cash flow hedging instruments	—	8
Change in foreign currency translation adjustments	(1)	2
Change in liability for future policy benefits adjustments	5	(8)
Change in pension and other postretirement plan adjustments	7	5
Other comprehensive income (loss), net of tax	(148)	587
Comprehensive income	$605	$1,122
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $42,946 and $41,726, and ACL of $18 and $21)	$40,840	$39,818
Fixed maturities, at fair value using the fair value option ("FVO Securities")	292	327
Equity securities, at fair value	736	864
Mortgage loans (net of ACL of $48 and $51)	6,197	6,087
Limited partnerships and other alternative investments	4,866	4,785
Other investments	201	191
Short-term investments	2,975	3,850
Total investments	56,107	55,922
Cash	274	126
Restricted cash	48	63
Accrued investment income	415	404
Premiums receivable and agents' balances (net of ACL of $111 and $109)	5,988	5,607
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $101 and $103)	7,094	7,104
Deferred policy acquisition costs	1,169	1,113
Deferred income taxes, net	1,182	1,173
Goodwill	1,911	1,911
Property and equipment, net	879	896
Other intangible assets, net	690	707
Other assets	1,953	1,754
Total assets	$77,710	$76,780
Liabilities
Unpaid losses and loss adjustment expenses	$42,771	$42,318
Reserve for future policy benefits	479	484
Other policyholder funds and benefits payable	633	638
Unearned premiums	9,020	8,599
Long-term debt	4,363	4,362
Other liabilities	4,976	5,052
Total liabilities	62,242	61,453
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2024 and December 31, 2023, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at March 31, 2024 and December 31, 2023	3	3
Additional paid-in capital	551	648
Retained earnings	19,614	19,007
Treasury stock, at cost 30,153,089 and 28,488,130 shares	(2,037)	(1,816)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,997)	(2,849)
Total stockholders’ equity	15,468	15,327
Total liabilities and stockholders’ equity	$77,710	$76,780
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share and per share data)	2024	2023
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	648	1,895
Issuance of shares under incentive and stock compensation plans and other	(161)	(114)
Stock-based compensation plans expense	64	66
Additional Paid-in Capital, end of period	551	1,847
Retained Earnings
Retained Earnings, beginning of period	19,007	17,058
Net income	753	535
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(141)	(134)
Retained Earnings, end of period	19,614	17,454
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,816)	(1,773)
Treasury stock acquired	(353)	(354)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	211	132
Net shares acquired related to employee incentive and stock compensation plans	(79)	(49)
Treasury Stock, at cost, end of period	(2,037)	(2,044)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(2,849)	(3,841)
Total other comprehensive income (loss)	(148)	587
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,997)	(3,254)
Total Stockholders’ Equity	$15,468	$14,340

Preferred Shares Outstanding	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	298,472	315,111
Treasury stock acquired	(3,847)	(4,719)
Issuance of shares under incentive and stock compensation plans and other	3,004	2,005
Return of shares under incentive and stock compensation plans to treasury stock	(822)	(617)
Common Shares Outstanding, at end of period	296,807	311,780
Cash dividends declared per common share	$0.470	$0.425
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2023
Operating Activities	(Unaudited)
Net income	$753	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	(28)	7
Amortization of deferred policy acquisition costs	545	491
Additions to deferred policy acquisition costs	(601)	(548)
Depreciation and amortization	127	129
Other operating activities, net	119	122
Change in assets and liabilities:
Decrease in reinsurance recoverables	11	29
Net change in accrued and deferred income taxes	102	90
Increase in insurance liabilities	870	761
Net change in premiums receivable and agents' balances	(396)	(334)
Net change in other assets and other liabilities	(405)	(411)
Net cash provided by operating activities	1,097	871
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	1,548	2,228
Fixed maturities, at fair value using the fair value option	—	—
Equity securities, at fair value	176	1,422
Mortgage loans	165	204
Limited partnership and other alternative investments	32	96
Payments for the purchase of:
Fixed maturities, AFS	(2,752)	(2,767)
Fixed maturities, at fair value using the fair value option	—	—
Equity securities, at fair value	(5)	(891)
Mortgage loans	(268)	(252)
Limited partnership and other alternative investments	(156)	(273)
Net proceeds from derivatives	—	23
Net additions of property and equipment	(50)	(49)
Net proceeds from (payments for) short-term investments	875	(180)
Other investing activities, net	—	(7)
Net cash used for investing activities	(435)	(446)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	37	18
Withdrawals and other deductions from investment and universal life-type contracts	(43)	(42)
Net return of shares under incentive and stock compensation plans	(27)	(32)
Treasury stock acquired	(350)	(350)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(141)	(134)
Net cash used for financing activities	(529)	(545)
Foreign exchange rate effect on cash	—	(6)
Net increase (decrease) in cash and restricted cash	133	(126)
Cash and restricted cash – beginning of period	189	344
Cash and restricted cash– end of period	$322	$218
Supplemental Disclosure of Cash Flow Information
Income tax paid	$2	$—
Interest paid	$52	$61
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group benefits insurance and services and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2023 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2024	2023
Earnings
Net income	$753	$535
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$748	$530
Shares
Weighted average common shares outstanding, basic	298.1	314.0
Dilutive effect of stock-based awards under compensation plans	4.5	4.6
Weighted average common shares outstanding and dilutive potential common shares	302.6	318.6
Net income available to common stockholders per common share
Basic	$2.51	$1.69
Diluted	$2.47	$1.66

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended March 31,
	2024	2023
Commercial Lines	$573	$421
Personal Lines	34	(1)
Property & Casualty Other Operations	8	6
Group Benefits	108	92
Hartford Funds	45	41
Corporate	(15)	(24)
Net income	753	535
Preferred stock dividends	5	5
Net income available to common stockholders	$748	$530

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	Three Months Ended March 31,
	2024	2023
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$917	$898
Liability	526	486
Marine	67	59
Package business	549	484
Property	290	228
Professional liability	203	188
Bond	78	77
Assumed reinsurance	181	138
Automobile	248	218
Total Commercial Lines	3,059	2,776
Personal Lines
Automobile	572	515
Homeowners	249	232
Total Personal Lines [1]	821	747
Group Benefits
Group disability	890	866
Group life	645	643
Other	104	100
Total Group Benefits	1,639	1,609
Hartford Funds
Mutual fund and ETF	231	223
Third-party life and annuity separate accounts	19	18
Total Hartford Funds	250	241
Corporate	10	9
Total earned premiums and fee income	5,779	5,382
Net investment income	593	515
Net realized gains (losses)	28	(7)
Other revenues	19	20
Total revenues	$6,419	$5,910
[1]For the three months ended March 31, 2024 and 2023, AARP members accounted for earned premiums of $758 and $689, respectively.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended March 31,
	Revenue Line Item	2024	2023
Commercial Lines
Installment billing fees	Fee income	$11	$10
Personal Lines
Installment billing fees	Fee income	8	8
Insurance servicing revenues	Other revenues	19	19
Group Benefits
Administrative services	Fee income	54	51
Hartford Funds
Advisory, servicing and distribution fees	Fee income	250	241
Corporate
Investment management and other fees	Fee income	10	9
Total non-insurance revenues with customers		$352	$338
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$3,499	$—	$3,483	$16
Collateralized loan obligations ("CLO")	3,168	—	2,984	184
Commercial mortgage-backed securities ("CMBS")	3,050	—	2,809	241
Corporate	18,657	—	16,734	1,923
Foreign government/government agencies	548	—	548	—
Municipal	5,941	—	5,941	—
Residential mortgage-backed securities ("RMBS")	4,473	—	4,404	69
U.S. Treasuries	1,504	—	1,504	—
Total fixed maturities, AFS	40,840	—	38,407	2,433
FVO securities	292	—	125	167
Equity securities, at fair value [1]	736	344	334	58
Derivative assets
Credit derivatives	29	—	29	—
Foreign exchange derivatives	17	—	17	—
Interest rate derivatives	1	—	1	—
Total derivative assets [2]	47	—	47	—
Short-term investments	2,975	442	2,507	26
Total assets accounted for at fair value on a recurring basis	$44,890	$786	$41,420	$2,684
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(29)	$—	$(29)	$—
Foreign exchange derivatives	10	—	10	—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [3]	(22)	—	(22)	—
Total liabilities accounted for at fair value on a recurring basis	$(22)	$—	$(22)	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,320	$—	$3,320	$—
CLO	3,090	—	2,977	113
CMBS	3,125	—	2,898	227
Corporate	17,866	—	16,005	1,861
Foreign government/government agencies	562	—	562	—
Municipal	6,039	—	6,039	—
RMBS	4,287	—	4,251	36
U.S. Treasuries	1,529	18	1,511	—
Total fixed maturities, AFS	39,818	18	37,563	2,237
FVO securities	327	—	160	167
Equity securities, at fair value [1]	864	333	473	58
Derivative assets
Credit derivatives	(10)	—	(10)	—
Foreign exchange derivatives	9	—	9	—
Total derivative assets [2]	(1)	—	(1)	—
Short-term investments	3,850	1,400	2,425	25
Total assets accounted for at fair value on a recurring basis	$44,858	$1,751	$40,620	$2,487
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$10	$—	$10	$—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [3]	8	—	8	—
Total liabilities accounted for at fair value on a recurring basis	$8	$—	$8	$—
[1]Level 3 includes investments that have contractual sales restrictions that require consent to sell and are in place for the duration that the securities are held by the Company.
[2]Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 3 to this table for derivative liabilities.
[3]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
The Company has overseas deposits included in other investments of $75 as of both March 31, 2024 and December 31, 2023, which are measured at fair value using the net asset value as a practical expedient.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
technique to develop a price using expected cash flows based upon the anticipated future performance of the underlying collateral discounted at an estimated market rate. Both techniques develop prices that consider the time value of future cash flows and provide a margin for risk, including liquidity and credit risk. Most prices provided by third-party pricing services are classified as Level 2 because the inputs used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2024
CLO [3]	$124	Discounted cash flows	Spread	259 bps	260 bps	260 bps	Decrease
CMBS [3]	$239	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	235 bps	1,225 bps	430 bps	Decrease
Corporate [4]	$1,806	Discounted cash flows	Spread	7 bps	714 bps	304 bps	Decrease
RMBS	$69	Discounted cash flows	Spread [6]	44 bps	420 bps	158 bps	Decrease
			Constant prepayment rate [6]	—%	17%	4%	Decrease [5]
			Constant default rate [6]	1%	3%	2%	Decrease
			Loss severity [6]	30%	64%	38%	Decrease
Short-term investments [3]	$16	Discounted cash flows	Spread	887 bps	887 bps	887 bps	Decrease

As of December 31, 2023
CLO [3]	$98	Discounted cash flows	Spread	268 bps	270 bps	269 bps	Decrease
CMBS [3]	$226	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	365 bps	1,315 bps	509 bps	Decrease
Corporate [4]	$1,741	Discounted cash flows	Spread	49 bps	743 bps	323 bps	Decrease
RMBS	$36	Discounted cash flows	Spread [6]	32 bps	298 bps	161 bps	Decrease
			Constant prepayment rate [6]	1%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10%	70%	41%	Decrease
Short-term investments [3]	$15	Discounted cash flows	Spread	579 bps	1,254 bps	1,225 bps	Decrease
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
As of March 31, 2024 and December 31, 2023, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2024, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$16	$—	$—	$—	$—	$16
CLO	113	—	—	130	(12)	—	—	(47)	184
CMBS	227	—	10	—	(2)	—	6	—	241
Corporate	1,861	—	(15)	106	(27)	(2)	—	—	1,923
RMBS	36	—	—	38	(5)	—	—	—	69
Total fixed maturities, AFS	2,237	—	(5)	290	(46)	(2)	6	(47)	2,433
FVO securities	167	3	—	—	(3)	—	—	—	167
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	25	—	—	1	—	—	—	—	26
Total Assets	$2,487	$3	$(5)	$291	$(49)	$(2)	$6	$(47)	$2,684

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2023
Assets
Fixed maturities, AFS
ABS	$30	$—	$—	$36	$—	$—	$—	$(30)	$36
CLO	115	—	—	40	(4)	—	—	—	151
CMBS	222	—	(5)	4	—	—	10	—	231
Corporate	1,589	1	31	66	(51)	(7)	27	(13)	1,643
RMBS	95	—	—	—	(8)	—	—	(30)	57
Total fixed maturities, AFS	2,051	1	26	146	(63)	(7)	37	(73)	2,118
FVO securities	178	(8)	—	—	2	—	—	—	172
Equity securities, at fair value	61	(1)	—	1	(1)	—	—	—	60
Short-term investments	193	—	—	1	(7)	—	—	—	187
Total Assets	$2,483	$(8)	$26	$148	$(69)	$(7)	$37	$(73)	$2,537
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2024	2023	2024	2023
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CMBS	$—	$—	$10	$(5)
Corporate	—	—	(15)	31
Total fixed maturities, AFS	—	—	(5)	26
FVO securities	3	(8)	—	—
Total Assets	$3	$(8)	$(5)	$26
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
Fair Value Option
The Company has elected the fair value option for certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives with underlying credit risk related to residential real estate in order to reflect changes in fair value in earnings. These instruments are included within FVO securities on the Condensed Consolidated Balance Sheets and changes in the fair value of these investments are reported in net realized gains and losses.
As of March 31, 2024 and December 31, 2023, the fair value of assets using the fair value option was $292 and $327, respectively, of which $167 were residual interests of securitizations for both periods.
For the three months ended March 31, 2024 and 2023, realized gains (losses) related to the change in fair value of assets using the fair value option were $4 and $(8), respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2024			December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,197	$5,618	Level 3	$6,087	$5,584
Liabilities
Other policyholder funds and benefits payable	Level 3	$633	$633	Level 3	$638	$639
Senior notes [2]	Level 2	$3,864	$3,491	Level 2	$3,863	$3,533
Junior subordinated debentures [2]	Level 2	$499	$445	Level 2	$499	$429
[1]As of March 31, 2024 and December 31, 2023, the carrying amount of mortgage loans is net of ACL of $48 and $51, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2024	2023
Gross gains on sales of fixed maturities	$5	$17
Gross losses on sales of fixed maturities	(11)	(39)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	(12)	50
Change in net unrealized gains (losses) of equity securities	47	(15)
Net realized and unrealized gains (losses) on equity securities	35	35
Net credit losses on fixed maturities, AFS	(1)	(5)
Change in ACL on mortgage loans	3	—
Other, net [2]	(3)	(15)
Net realized gains (losses)	$28	$(7)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $36 and $2 for the three months ended March 31, 2024, and 2023, respectively.
[2]For the three months ended March 31, 2024, and 2023 includes gains (losses) from transactional foreign currency revaluation of $2 and $(7), respectively, and gains (losses) on non-qualifying derivatives of $(2), and $5, respectively.

Proceeds from the sales of fixed maturities, AFS totaled $0.4 billion and $1.4 billion for the three months ended March 31, 2024 and 2023, respectively.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2024 and December 31, 2023, the Company reported accrued investment income related to fixed maturities, AFS of $381 and $371, respectively, and accrued investment income related to mortgage loans of $21 and $20, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31,
	2024			2023
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$9	$12	$21	$2	$10	$12
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	4	—	4
Net increases (decreases) on fixed maturities where an allowance was previously recorded	1	—	1	—	1	1
Write-offs charged against the allowance	(4)	—	(4)	—	—	—
Balance as of end of period	$6	$12	$18	$6	$11	$17
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2024					December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,527	$—	$15	$(43)	$3,499	$3,347	$—	$18	$(45)	$3,320
CLO	3,168	—	5	(5)	3,168	3,104	—	3	(17)	3,090
CMBS	3,345	(12)	20	(303)	3,050	3,466	(12)	19	(348)	3,125
Corporate	19,598	(6)	144	(1,079)	18,657	18,691	(9)	197	(1,013)	17,866
Foreign govt./govt. agencies	574	—	4	(30)	548	583	—	6	(27)	562
Municipal	6,175	—	101	(335)	5,941	6,207	—	131	(299)	6,039
RMBS	4,889	—	10	(426)	4,473	4,675	—	18	(406)	4,287
U.S. Treasuries	1,670	—	12	(178)	1,504	1,653	—	26	(150)	1,529
Total fixed maturities, AFS	$42,946	$(18)	$311	$(2,399)	$40,840	$41,726	$(21)	$418	$(2,305)	$39,818

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,541	$1,517	$1,526	$1,501
Over one year through five years	10,212	9,900	9,670	9,433
Over five years through ten years	6,440	6,074	6,568	6,211
Over ten years	9,824	9,159	9,370	8,851
Subtotal	28,017	26,650	27,134	25,996
Mortgage-backed and asset-backed securities	14,929	14,190	14,592	13,822
Total fixed maturities, AFS	$42,946	$40,840	$41,726	$39,818

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2024 or December 31, 2023 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$982	$(7)	$942	$(36)	$1,924	$(43)
CLO	1,107	(4)	295	(1)	1,402	(5)
CMBS	59	(1)	2,794	(302)	2,853	(303)
Corporate	1,733	(25)	11,000	(1,054)	12,733	(1,079)
Foreign govt./govt. agencies	96	(1)	344	(29)	440	(30)
Municipal	664	(6)	3,212	(329)	3,876	(335)
RMBS	685	(8)	3,061	(418)	3,746	(426)
U.S. Treasuries	287	(14)	999	(164)	1,286	(178)
Total fixed maturities, AFS in an unrealized loss position	$5,613	$(66)	$22,647	$(2,333)	$28,260	$(2,399)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$604	$(6)	$1,043	$(39)	$1,647	$(45)
CLO	209	(1)	2,249	(16)	2,458	(17)
CMBS	117	(7)	2,837	(341)	2,954	(348)
Corporate	810	(10)	11,149	(1,003)	11,959	(1,013)
Foreign govt./govt. agencies	27	—	368	(27)	395	(27)
Municipal	329	(3)	3,196	(296)	3,525	(299)
RMBS	181	(3)	3,207	(403)	3,388	(406)
U.S. Treasuries	120	(11)	1,121	(139)	1,241	(150)
Total fixed maturities, AFS in an unrealized loss position	$2,397	$(41)	$25,170	$(2,264)	$27,567	$(2,305)
As of March 31, 2024, fixed maturities, AFS in an unrealized loss position consisted of 4,002 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2024, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2024, was primarily attributable to higher interest rates, partially offset by tighter credit spreads.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of March 31, 2024, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of March 31, 2024 or December 31, 2023. In addition, as of March 31, 2024 and 2023, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2024	2023
ACL as of beginning of period	$51	$36
Current period provision (release)	(3)	—
ACL as of December 31,	$48	$36
The release in the allowance for the three months ended March 31, 2024 is primarily attributable to improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of March 31, 2024, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$16	1.14x	$38	1.05x	$—	—x	$104	0.89x	$158	0.95x
65% - 80%	—	—x	—	—x	189	2.20x	489	2.35x	94	3.48x	349	1.77x	1,121	2.24x
Less than 65%	98	1.62x	434	1.45x	735	2.77x	1,062	3.13x	527	2.91x	2,110	2.78x	4,966	2.73x
Total mortgage loans	$98	1.62x	$434	1.45x	$940	2.63x	$1,589	2.84x	$621	2.99x	$2,563	2.57x	$6,245	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $48.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$16	1.09x	$38	1.05x	$—	—x	$—	—x	$105	1.41x	$159	1.29x
65% - 80%	—	—x	189	2.13x	457	2.42x	95	3.47x	98	1.77x	252	1.77x	1,091	2.25x
Less than 65%	400	1.47x	724	2.75x	1,105	2.99x	527	2.92x	679	2.90x	1,453	2.67x	4,888	2.72x
Total mortgage loans	$400	1.47x	$929	2.60x	$1,600	2.78x	$622	3.00x	$777	2.76x	$1,810	2.47x	$6,138	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $51.

Mortgage Loans by Region
	March 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$371	5.9%	$368	6.0%
Middle Atlantic	246	3.9%	238	3.9%
Mountain	728	11.7%	699	11.4%
New England	350	5.6%	351	5.7%
Pacific	1,330	21.3%	1,326	21.6%
South Atlantic	1,780	28.5%	1,776	28.9%
West North Central	104	1.7%	103	1.7%
West South Central	498	8.0%	445	7.2%
Other [1]	838	13.4%	832	13.6%
Total mortgage loans	6,245	100.0%	6,138	100.0%
ACL	(48)		(51)
Total mortgage loans, net of ACL	$6,197		$6,087
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,478	39.7%	$2,363	38.5%
Multifamily	2,192	35.1%	2,200	35.9%
Office	568	9.1%	578	9.4%
Retail [1]	927	14.8%	917	14.9%
Single Family	80	1.3%	80	1.3%
Total mortgage loans	6,245	100.0%	6,138	100.0%
ACL	(48)		(51)
Total mortgage loans, net of ACL	$6,197		$6,087
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2024 and December 31, 2023, the Company held no mortgage loans considered past due.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2024, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.6 billion, of which $4.5 billion was serviced on behalf of third parties and $5.1 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company serviced mortgage loans with a total outstanding principal balance of $9.4 billion, of which $4.4 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2024 and December 31, 2023, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of March 31, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2024 and December 31, 2023 was limited to the total carrying value of $3.0 billion for both periods, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of March 31, 2024 and December 31,
2023, the Company has outstanding commitments totaling $1.7 billion for both periods, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, and 2023, the Company recognized amortization of $1 and less than $1, respectively, and related tax benefits of $2 and less than $1, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $22 and $20 as of March 31, 2024, and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company has outstanding commitments related to affordable housing projects of $177 and $180, respectively, that are contingent on various conditions precedent to funding.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLO, CMBS, and RMBS and are reported in fixed maturities, AFS, and FVO securities on the Company's Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of both March 31, 2024 and December 31, 2023, the Company reported $10 within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of March 31, 2024 and December 31, 2023, the Company pledged collateral of $6 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,370	$2,339
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	917	890
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	19	30
Fixed maturities in Lloyd's trust account	160	154
Other investments	75	75
Total Other Restricted Investments	$3,541	$3,488
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2023 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the $500 junior subordinated debentures due 2067 to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 14 - Debt of Notes to Consolidated Financial Statements, included in The Hartford's 2023 Form 10-K Annual Report.
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2024 and December 31, 2023, the notional amount of interest rate swaps in offsetting relationships was $1.3 billion and $6.6 billion, respectively.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2024	Dec. 31, 2023	Mar 31, 2024	Dec. 31, 2023	Mar 31, 2024	Dec. 31, 2023	Mar 31, 2024	Dec. 31, 2023
Cash flow hedges
Interest rate swaps	$3,450	$3,450	$(1)	$(1)	$1	$1	$(2)	$(2)
Foreign currency swaps	657	644	27	13	39	29	(12)	(16)
Total cash flow hedges	4,107	4,094	26	12	40	30	(14)	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	1,929	6,626	(1)	(5)	—	—	(1)	(5)
Foreign exchange contracts
Foreign currency swaps and forwards	657	645	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	996	998	—	—	31	27	(31)	(27)
Total non-qualifying strategies	3,582	8,269	(1)	(5)	31	27	(32)	(32)
Total cash flow hedges and non-qualifying strategies	$7,689	$12,363	$25	$7	$71	$57	$(46)	$(50)
Balance Sheet Location
Fixed maturities, available-for-sale	$657	$645	$—	$—	$—	$—	$—	$—
Other investments	1,286	1,662	47	(1)	56	18	(9)	(19)
Other liabilities	5,746	10,056	(22)	8	15	39	(37)	(31)
Total derivatives	$7,689	$12,363	$25	$7	$71	$57	$(46)	$(50)

|

Table of Contents	Note 6 - Derivatives
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2024
Other investments	$71	$67	$47	$(43)	$—	$4
Other liabilities	$(46)	$(39)	$(22)	$15	$(6)	$(1)

As of December 31, 2023
Other investments	$57	$55	$(1)	$3	$—	$2
Other liabilities	$(50)	$(36)	$8	$(22)	$(13)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$(17)	$11
Foreign currency swaps	17	(4)
Total	$—	$7

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2024		2023
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(7)	$4	$(8)	$3
Foreign currency swaps	3	—	2	—
Total	$(4)	$4	$(6)	$3

Total amounts presented on the Condensed Consolidated Statement of Operations	$593	$50	$515	$50
As of March 31, 2024, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $13. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three months ended March 31, 2024 and 2023, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended March 31,
	2024	2023
Interest rate contracts
Interest rate swaps and futures	$3	$21
Credit contracts
Credit derivatives that purchase credit protection	—	(16)
Equity contracts
Equity index options	(5)	—
Total [1]	$(2)	$5
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	4 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	30	4 years	Corporate Credit	B+	$396	$(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC-	1	1
Total [5]	$498	$28				$498	$(28)

As of December 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	5 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	24	4 years	Corporate Credit	B+	396	(24)
Below investment grade risk exposure	2	(1)	Less than 1 year	CMBS Credit	CCC-	2	1
Total [5]	$499	$22				$499	$(22)
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
.
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2024 and December 31, 2023, the Company has pledged cash collateral associated with derivative instruments of $30 and $25, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2024 and December 31, 2023, the Company pledged securities collateral associated with derivative instruments with a fair value of $5 and $14, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2024 and December 31, 2023, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $11 and $16, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $129 and $112, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2024 and December 31, 2023, the Company accepted cash collateral associated with derivative instruments of $62 and $49, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2024 and December 31, 2023, with a fair value of $0 for both periods, which the Company has the right to repledge or sell. As of March 31, 2024 and December 31, 2023, the Company had no repledged securities. In addition, as of March 31, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of March 31, 2024	As of December 31, 2023
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,676	$5,303
Receivables for loss sensitive business, by credit quality:
AA	93	94
A	57	54
BBB	140	136
BB	88	84
Below BB	45	45
Total receivables for loss sensitive business	423	413

Total Premiums Receivable and Agents' Balances, Gross	6,099	5,716
ACL	(111)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,988	$5,607
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
The ACL for receivables for loss sensitive business is estimated as the amount of the receivable exposed to loss multiplied by estimated factors for probability of default and the amount of loss given a default. The probability of default is assigned based on each policyholder's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed and updated at least annually. The exposure amount is estimated net of collateral and other credit enhancement, considering the nature of the collateral, potential future changes in collateral values, and historical loss information for the type of collateral obtained. The probability of default factors are historical corporate defaults for receivables with similar durations estimated through multiple economic cycles. Credit ratings are forward-looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors through multiple economic cycles. The Company's evaluation of the required ACL for receivables for loss sensitive business considers the current economic environment as well as the probability-weighted macroeconomic scenarios similar to the approach used for estimating the ACL for mortgage loans. See Note 5 - Investments

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	March 31, 2024			March 31, 2023
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$89	$20	$109	$85	$24	$109
Current period provision	15	—	15	12	1	13
Current period write-offs	(15)	—	(15)	(14)	—	(14)
Current period recoveries	2	—	2	3	—	3
Ending ACL	$91	$20	$111	$86	$25	$111

|

Table of Contents	Note 8 - Reinsurance
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported ("IBNR") unpaid losses. The Company’s estimate of losses and loss adjustment expense ("LAE") reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2024				As of December 31, 2023
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,394	$—	$—	$2,394	$2,398	$—	$—	$2,398
A+	2,034	250	243	2,527	2,030	251	241	2,522
A	787	1	—	788	810	1	—	811
A-	647	5	—	652	653	5	—	658
B++	4	—	3	7	2	—	3	5
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,888	256	246	6,390	5,915	257	244	6,416
Mandatory (Assigned) and Voluntary Risk Pools	203	—	—	203	208	—	—	208
Captives	353	—	—	353	353	—	—	353
Other not rated companies	243	6	—	249	226	4	—	230
Gross Reinsurance Recoverables	6,687	262	246	7,195	6,702	261	244	7,207
Allowance for uncollectible reinsurance	(98)	(1)	(2)	(101)	(100)	(1)	(2)	(103)
Net Reinsurance Recoverables	$6,589	$261	$244	$7,094	$6,602	$260	$242	$7,104
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

Allowance for Uncollectible Reinsurance for the Three Months Ended
	Three Months Ended March 31,
	2024	2023
P&C beginning allowance for uncollectible reinsurance	$100	$102
Beginning allowance for disputed amounts	57	60
P&C beginning ACL	43	42
Current period provision	1	2
P&C ending ACL	44	44
Ending allowance for disputed amounts	54	58
P&C ending allowance for uncollectible reinsurance	98	102
Group Benefits allowance for uncollectible reinsurance	1	1
Corporate allowance for uncollectible reinsurance	2	2
Total allowance for uncollectible reinsurance	$101	$105

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$34,044	$33,083
Reinsurance and other recoverables	6,696	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	27,348	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year	2,461	2,270
Prior accident year development [1]	(56)	—
Total provision for unpaid losses and loss adjustment expenses	2,405	2,270
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	24	—
Payments
Current accident year	(349)	(321)
Prior accident years	(1,591)	(1,646)
Total payments	(1,940)	(1,967)
Foreign currency adjustment	(5)	8
Ending liabilities for unpaid losses and loss adjustment expenses, net	27,832	26,929
Reinsurance and other recoverables	6,705	6,469
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$34,537	$33,398
[1]Prior accident year development for the three months ended March 31, 2024 includes a $24 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover ("ADC") as the Company began collection recoveries of the ceded losses from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc, during the period. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2024	2023
Workers’ compensation	$(67)	$(61)
Workers’ compensation discount accretion	12	11
General liability	17	12
Marine	7	1
Package business	—	(5)
Commercial property	(3)	5
Professional liability	(5)	—
Bond	—	—
Assumed reinsurance	9	2
Automobile liability - Commercial Lines	—	—
Automobile liability - Personal Lines	—	—
Homeowners	—	(1)
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	—	—
Uncollectible reinsurance	—	8
Other reserve re-estimates, net	(2)	28
Prior accident year development before change in deferred gain	(32)	—
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(24)	—
Total prior accident year development	$(56)	$—
[1]The $24 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2024, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the three months ended March 31, 2024
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year includes a $20 reduction of COVID-19 related reserves driven by favorable claim count emergence.
General liability reserves were increased within the 2016 to 2019 accident years driven by higher frequency of large losses on individual claims of excess and umbrella coverages within middle & large commercial and deterioration in global specialty primary construction business.
Marine reserves increased related to higher frequency of large losses on individual U.S. cargo claims for the 2023 accident year.
Professional liability reserves decreased modestly due to favorable development on directors' and officers' ("D&O") claims driven by the 2020 accident year.
Assumed reinsurance reserves were increased due to higher reserve estimates in the Latin America surety business related to the 2021 to 2023 accident years.
Other reserve re-estimates, net, were decreased due to lower severity than expected on Personal Lines automobile physical damage for accident year 2023, partially offset by unfavorable development from participation in involuntary market pools.
Re-estimates of prior accident year reserves for the three months ended March 31, 2023
Workers’ compensation reserves were decreased within the 2014 to 2019 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year reflects a $20 reduction of COVID-19 related reserves.
General liability reserves were increased in middle & large commercial, driven by an increase in the frequency and estimated cost to settle large individual claims for the 2016 to 2021 accident years.
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
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the three months ended March 31, 2024, the Company began collecting recoveries from NICO and as a result amortized $24 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2024 and December

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
31, 2023, the deferred gain on the Navigators ADC was $185 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,274	$8,160
Reinsurance recoverables	254	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,020	7,915
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,376	1,325
Prior year's discount accretion	53	53
Prior incurral year development [1]	(189)	(133)
Total provision for unpaid losses and loss adjustment expenses [2]	1,240	1,245
Payments
Current incurral year	(357)	(335)
Prior incurral years	(924)	(889)
Total payments	(1,281)	(1,224)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,979	7,936
Reinsurance recoverables	255	248
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,234	$8,184
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $45 and $45 for the three months ended March 31, 2024 and 2023, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2024
Group disability- Prior period reserve estimates decreased by approximately $149 largely driven by group long-term disability claim incidence lower than prior assumptions and strong recoveries on prior incurral year claims.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $37 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
Supplemental accident and health- Prior period reserve estimates decreased by approximately $3 driven by lower than previously expected claim incidence.
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
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $5 driven by lower than previously expected claim incidence.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the three months ended March 31,
	2024			2023
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$49			$47
Balance, ending of the period		$47			$46

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$137	$113	$185	$140	$112	$192
Beginning adjustment for changes in single-A rate	7	(11)	(32)	4	(14)	(39)
Beginning balance at original discount rate	130	124	217	136	126	231
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	1	1	—	—	2	—
Adjusted beginning balance	131	125	217	136	128	231
Interest accrual and other	2	4	2	2	4	2
Benefit Payments	(3)	(8)	(7)	(3)	(7)	(6)
Ending balance at original discount rate	130	121	212	135	125	227
Ending adjustment for changes in single-A rate	5	(12)	(35)	8	(12)	(35)
Ending balance at single-A rate	$135	$109	$177	$143	$113	$192

Net reserve for future policy benefits	$135	$62	$177	$143	$67	$192
Weighted-average duration of the reserve for future policy benefits (years)	9.0	11.9	6.3	9.1	12.3	6.5

Net Reserve for Future Policy Benefits
	As of March 31,
	2024	2023
Payout Annuities	$135	$143
Life Conversions	62	67
Paid-up Life	177	192
Deferred Profit Liability	20	19
Other	85	87
Total	$479	$508

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of March 31,
	2024	2023
Payout Annuities [1]
Expected future benefit payments	$255	$269
Life Conversions
Expected future gross premiums	$111	$118
Expected future benefit payments	$201	$208
Paid-up Life [1]
Expected future benefit payments	$274	$295
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of March 31,
	2024	2023
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.1%	5.0%
Life Conversions
Interest accretion rate	4.2%	4.2%
Current discount rate	5.3%	5.1%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.2%	5.0%
Gross premiums and interest accretion recognized on long-duration insurance policies for the three months ended March 31, 2024 and 2023 were immaterial.

11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $633 and $647 as of March 31, 2024 and 2023 respectively, included universal life long-duration contacts of $218 and $231 as well as policyholder balances related to short-duration contracts of $415 and $416. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the three months ended March 31,
	2024	2023
Balance, beginning of the period	$223	$232
Premiums Received	3	3
Policy Charges	(5)	(5)
Surrenders and Withdrawals	(1)	(1)
Benefit Payments	(4)	(1)
Interest Credited	2	3
Balance, end of the period	$218	$231
Weighted-average crediting rate	4.2%	4.2%
Net Amount at Risk [1]	$897	$966
Cash Surrender Value	$216	$229
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of March 31, 2024 and 2023, universal life contracts of $217 and $229, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2024	2023
Tax provision at U.S. federal statutory rate	$191	$137
Nontaxable investment income	(11)	(11)
Decrease in deferred tax valuation allowance	(12)	(3)
Stock-based compensation, net	(16)	(9)
Other	6	4
Provision for income taxes	$158	$118
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$26	$22
Gross increases - tax positions in current period	1	1
Balance, end of period	$27	$23
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
Other Tax Matters
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction, and as part of this assessment, the Company reduced the valuation allowance related to the deferred tax asset for foreign net operating losses from $12 as of December 31, 2023 to $0 as of March 31, 2024. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
The federal income tax audits for the Company have been completed through 2013. The acquired Navigators Group is currently under IRS audit for the pre-acquisition 2019 tax period. The statute of limitations is closed through the 2019 tax year with the exception of net operating loss carryforwards utilized in open tax years and the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and in the following discussion under the caption “COVID-19 Pandemic Business Income Insurance Litigation” and under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
COVID-19 Pandemic Business Income Insurance Litigation
Like many others in the property and casualty insurance industry, beginning in April 2020, various direct and indirect subsidiaries of the Company (collectively the "Hartford Writing Companies”), and in some instances the Company itself, were named as defendants in lawsuits seeking insurance coverage under commercial insurance policies issued by the Hartford Writing Companies for alleged losses resulting from the shutdown or suspension of their businesses due to the spread of COVID-19. More than 300 such lawsuits were filed, including numerous lawsuits purportedly filed on behalf of broad nationwide or statewide classes of policyholders. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts, interest, and attorneys' fees. Many of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages. Some of the lawsuits also allege that the Hartford Writing Companies engaged in unfair business practices by collecting or retaining excess premium.
The Company and its subsidiaries deny the allegations and maintain that based on the terms of the applicable insurance policies, they have no coverage obligations with respect to these suits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic. Specifically, the policies generally require direct physical loss or damage to insured property and/or contain exclusions for any loss caused directly or indirectly by the presence, growth, proliferation, spread or activity of a virus, subject to a narrow set of exceptions not applicable in connection with this pandemic, and which often contain a pollution and contamination exclusion that, among other things, expressly excludes from coverage any loss caused by material that threatens human health or welfare.
The Company has obtained numerous dismissals in its favor and affirmations on appeal and continues to vigorously defend the remaining suits in the trial and appellate courts. Nevertheless, given the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits still present uncertainties and contingencies that are not yet fully known, including whether additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss to allow management to reasonably estimate the possible loss or range of loss, if any. Thus, despite the high percentage of favorable outcomes to date in both the trial and appellate courts, given the lack of certainty around the remaining lawsuits, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
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
For its Run-off A&E claims, as of March 31, 2024, the Company reported $216 of net A&E reserves, including the benefit of losses ceded to an A&E ADC with NICO (collectively the "A&E ADC"). In addition, the Company has recorded a $788 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2024, the Company has incurred $1,438 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $62 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2024 was $37 for which the legal entities have posted collateral of $34 in the normal course of business. Based on derivative contractual terms as of March 31, 2024, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. EQUITY
Equity Repurchase Program
During the three months ended March 31, 2024 and 2023, the Company repurchased $350 (3.8 million shares) and $350 (4.7 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of March 31, 2024, the Company has $1.0 billion remaining for equity repurchases under the current $3.0 billion share repurchase program, which is effective until December 31, 2024. During the period April 1, 2024 through April 24, 2024, the Company repurchased $113 (1.1 million shares) under this repurchase program.

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
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(210)	1	—	(1)	6	2	(202)
Amounts reclassified from AOCI	7	—	—	—	—	7	14
OCI, before tax	(203)	1	—	(1)	6	9	(188)
Income tax benefit (expense)	43	—	—	—	(1)	(2)	40
OCI, net of tax	(160)	1	—	(1)	5	7	(148)
Ending balance	$(1,642)	$(7)	$21	$36	$30	$(1,435)	$(2,997)

Reclassifications from AOCI
	Three Months Ended March 31, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(7)	Net realized gains (losses)
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(7)	Net investment income
Interest rate swaps	4	Interest expense
Foreign currency swaps	3	Net investment income
	—	Total before tax
	—	Income tax expense
	$—	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	Insurance operating costs and other expenses
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Total amounts reclassified from AOCI	$(12)	Net income

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2023 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2024.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Service cost	$—	$1	$—	$—
Interest cost	44	45	2	2
Expected return on plan assets	(57)	(59)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	8	7	1	1
Net periodic cost (benefit)	$(5)	$(6)	$1	$1
17. RESTRUCTURING AND OTHER COSTS
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020 the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Hartford Next reduced annual insurance operating costs and other expenses through reduction of the Company's headcount, investment in information technology ("IT") to further enhance our capabilities, and other activities. The activities were substantially completed as of December 31, 2023.

Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Condensed Consolidated Statement of Operations.
Subsequent to March 31, 2024, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $126, before tax, and will be recognized in Corporate for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended March 31,		Cumulative Incurred Through March 31, 2024	Total Amount Expected to be Incurred
	2024	2023
Severance benefits	$—	$(3)	$35	$35
IT costs	—	1	25	25
Professional fees and other expenses	1	2	65	66
Total restructuring and other costs, before tax	$1	$—	$125	$126

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2023 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC"). The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
Combined Ratio- The sum of the loss and loss adjustment expense ("LAE") ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting losses.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2024	2023
Net income	$753	$535
Preferred stock dividends	5	5
Net income available to common stockholders	748	530
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	(30)	7
Restructuring and other costs, before tax	1	—
Integration and other non-recurring M&A costs, before tax	2	2
Change in deferred gain on retroactive reinsurance, before tax [1]	(24)	—
Income tax expense (benefit) [2]	12	(3)
Core earnings	$709	$536
[1]During the three months ended March 31, 2024, the Company began collecting recoveries from National Indemnity Company ("NICO”), a subsidiary of Berkshire Hathaway Inc. related to the Navigators adverse development cover ("Navigators ADC") and as a result amortized $24 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Primarily represents the federal income tax benefit related to before tax items not included in core earnings.
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
Policies in Force- Represents the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines as well as small commercial within Commercial Lines and is affected by both new business growth and policy count retention.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2024	2023
Commercial Lines
Net income	$573	$421
Adjustments to reconcile net income to underwriting gain:
Net investment income	(391)	(338)
Net realized losses (gains)	(12)	19
Other expense	2	—
Income tax expense	129	100
Underwriting gain	$301	$202
Personal Lines
Net income (loss)	$34	$(1)
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(50)	(38)
Net realized losses (gains)	(1)	1
Net servicing and other income	(4)	(6)
Income tax expense (benefit)	8	(1)
Underwriting loss	$(13)	$(45)
P&C Other Operations
Net income	$8	$6
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(18)	(16)
Net realized losses	—	3
Income tax expense	1	1
Underwriting loss	$(9)	$(6)
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $218 or 41%	Ý	Increased $0.81 or 49%	Ý	Increased $0.80 or 2%
+	Higher net investment income	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	The effect of higher earned premiums in P&C and Group Benefits
		+	Reduction in outstanding shares due to share repurchases	-	Dilutive effect of share repurchases
+	Favorable prior accident year development in the 2024 period			-	A decrease in AOCI, primarily driven by an increase in net unrealized losses on AFS securities
+	A change to net realized gains from net realized losses
+	Lower catastrophe losses in P&C
+	Improved group life and group disability loss ratios

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 30 bps	Þ	Improved 2.9 points	Ý	Increased 0.9 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates and an increased yield on variable-rate securities	-	Favorable prior accident year development in the 2024 period	+	Lower group life and group disability loss ratios
		-	Lower catastrophe losses	+	The effect of higher fully insured ongoing premiums
-	Lower returns on limited partnerships and other alternative investments	-	A lower expense ratio, primarily driven by higher earned premium
				+	Higher net investment income
				-	A higher expense ratio
				-	Lower net realized gains

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2024	2023	Change
Earned premiums	$5,446	$5,063	8%
Fee income	333	319	4%
Net investment income	593	515	15%
Net realized gains (losses)	28	(7)	NM
Other revenues	19	20	(5)%
Total revenues	6,419	5,910	9%
Benefits, losses and loss adjustment expenses	3,611	3,482	4%
Amortization of deferred policy acquisition costs	545	491	11%
Insurance operating costs and other expenses	1,283	1,216	6%
Interest expense	50	50	—%
Amortization of other intangible assets	18	18	—%
Restructuring and other costs	1	—	NM
Total benefits, losses and expenses	5,508	5,257	5%
Income, before tax	911	653	40%
Income tax expense	158	118	34%
Net income	753	535	41%
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$748	$530	41%

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income available to common stockholders increased by $218, primarily driven by:
•An increase in P&C underwriting gain of $128, before tax, driven by the effect of earned premium growth, including a lower expense ratio, favorable prior accident year reserve development, and lower current accident year catastrophe losses;
•Higher net investment income of $78, before tax, primarily driven by a higher yield on fixed maturities and a higher level of invested assets, partially offset by lower income from limited partnerships and other alternative investments;
•A $35, before tax, change to net realized gains in the 2024 period from net realized losses in the prior year period; and
•In Group Benefits, improved group life and group disability loss ratios and the effect of higher fully insured ongoing premiums, partially offset by a higher expense ratio.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums

Earned premiums increased $383 primarily due to:
•An increase in P&C reflecting a 10% increase in both Commercial Lines and Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across all lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium was up primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and lower persistency compared to the prior year period.
Fee income increased primarily due to a $9 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve months.

Net Investment Income

Net investment income increased primarily due to the impact of reinvesting at higher interest rates, a higher level of invested assets, and a higher yield on variable-rate securities, partially offset by a lower level of income on limited partnerships and other alternative investments.
Net realized gains (losses) changed to a gain in the 2024 period from a loss in the 2023 period primarily due to:
•Fewer net losses on sales of fixed maturities in the 2024 period; and
•Appreciation in value of fixed maturities, at fair value using the fair value option ("FVO securities") in the 2024 period compared to depreciation in the 2023 period due to changes in credit spreads.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,270
$2,405
2023 QTD
2024 QTD

Benefits, losses and loss adjustment expenses increased due to:
•An increase in Property & Casualty of $135 which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $215, before tax, primarily due to the effect of higher earned premiums in all P&C lines of business;
Partially offset by:
–A decrease in current accident year catastrophe losses of $24, before tax. Catastrophe losses in the 2024 period included losses from tornado, wind and hail, mainly in the Midwest, South and mid-Atlantic regions, as well as winter storms, primarily in the Northeast, Pacific and South regions. Catastrophe losses in the 2023 period included losses from winter storms along the East and West Coasts and tornado, wind and hail events across several regions of the United States; and
–Net favorable prior accident year reserve development of $56, before tax, in P&C compared to no net prior accident year reserve development in the 2023 period. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation and Personal Lines automobile physical damage, partially offset by increases in reserves for general liability, assumed reinsurance, and marine. The 2024 period also included a benefit of $24 related to amortization of the Navigators ADC deferred gain. For the 2023 period, prior year reserve development primarily included a decrease in reserves related to workers’ compensation and package business, offset by increases in reserves for Personal Lines automobile physical damage,
Losses and LAE Incurred for Group Benefits

$1,500
$1,250
$1,000
$750
$500
$250
$0
$1,210
$1,204
2023 QTD
2024 QTD

general liability, and uncollectible reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A decrease in Group Benefits of $6, before tax, primarily driven by the impact of lower mortality levels and favorable long-term disability claim recoveries, partially offset by the effect of an increase in earned premiums and higher incidence on paid family leave and short-term disability products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•Increased expense from higher staffing costs and commissions in Commercial Lines and Group Benefits, partly in response to increased business volume;
•Higher direct marketing costs in Personal Lines as marketing resumed at normalized levels; and
•Investments in technology to support business growth and innovation initiatives.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT RESULTS

Composition of Invested Assets
	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$40,840	72.8%	$39,818	71.2%
FVO securities	292	0.5%	327	0.6%
Equity securities, at fair value	736	1.3%	864	1.5%
Mortgage loans (net of allowance for credit losses ("ACL") of $48 and $51)	6,197	11.0%	6,087	10.9%
Limited partnerships and other alternative investments	4,866	8.7%	4,785	8.6%
Other investments [1]	201	0.4%	191	0.3%
Short-term investments	2,975	5.3%	3,850	6.9%
Total investments	$56,107	100.0%	$55,922	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
March 31, 2024 compared to December 31, 2023
Total investments increased slightly primarily due to an increase in fixed maturities, AFS, at fair value, partially offset by a decrease in short-term investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds, partially offset by a decrease in valuations due to higher interest rates, net of tighter credit spreads.
Short-term investments decreased primarily due to reallocation into fixed maturities, AFS.

Net Investment Income
	Three Months Ended March 31,
	2024		2023
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$526	4.5%	$445	4.0%
Equity securities	9	4.2%	13	2.9%
Mortgage loans	63	4.0%	57	3.7%
Limited partnerships and other alternative investments	16	1.3%	26	2.5%
Other [3]	6		(2)
Investment expense	(27)		(24)
Total net investment income	$593	4.1%	$515	3.7%
Total net investment income excluding limited partnerships and other alternative investments	$577	4.3%	$489	3.8%
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
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Total net investment income increased primarily due to the impact of reinvesting at higher rates, a higher level of invested assets, and a higher yield on variable-rate securities, partially offset by lower income from limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three months ended March 31, 2024 was 6.1% which was above the average yield of sales and maturities of 5.0% for the same period. Average reinvestment rate, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three months ended March 31, 2023 was 5.8% which was above the average yield of sales and maturities of 4.2% for the same period.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For the 2024 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2023 due to the higher rate environment. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2024	2023
Gross gains on sales of fixed maturities	$5	$17
Gross losses on sales of fixed maturities	(11)	(39)
Equity securities [1]	35	35
Net credit losses on fixed maturities, AFS [2]	(1)	(5)
Change in ACL on mortgage loans [3]	3	—
Other, net [4]	(3)	(15)
Net realized gains (losses)	$28	$(7)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $36 and $2 for the three months ended March 31, 2024, and 2023, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three months ended March 31, 2024, and 2023 includes gains (losses) from transactional foreign currency revaluation of $2 and $(7), respectively, and gains (losses) on non-qualifying derivatives of $(2) and $5, respectively.
Three months ended March 31, 2024
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses include losses of $5 on equity derivatives due to higher equity market levels and $1 on impairments of limited partnerships and other alternative investments. Also included are gains of $4 on FVO securities due to appreciation in value and $3 on interest rate derivatives driven by changes in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2023 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2024.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2024

P&C Other
$689
3%
Personal
Lines
$2,076
7%
Commercial
Lines
$25,067
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,725	575	—	2,300
Current accident year catastrophes	109	52	—	161
Prior accident year development [1]	(56)	(7)	7	(56)
Total provision for unpaid losses and loss adjustment expenses	1,778	620	7	2,405
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	24	—	—	24
Payments	(1,312)	(584)	(44)	(1,940)
Foreign currency adjustment	(5)	—	—	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,067	2,076	689	27,832
Reinsurance and other recoverables	4,612	27	2,066	6,705
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,679	$2,103	$2,755	$34,537
Earned premiums and fee income	$3,059	$821
Loss and loss expense paid ratio [2]	42.9	71.1
Loss and loss expense incurred ratio	58.3	76.3
Prior accident year development (pts) [3]	(1.8)	(0.9)
[1]Prior accident year development for the three months ended March 31, 2024 includes a $24 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators ADC as the Company began collecting recoveries of the ceded losses from NICO during the period. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2024
	Commercial Lines	Personal Lines	Total
Wind and hail	$42	$38	$80
Winter storms	52	14	66
Catastrophes before assumed reinsurance	94	52	146
Global assumed reinsurance business [1]	15	—	15
Total catastrophe losses	$109	$52	$161
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(67)	$—	$—	$(67)
Workers’ compensation discount accretion	12	—	—	12
General liability	17	—	—	17
Marine	7	—	—	7
Package business	—	—	—	—
Commercial property	(3)	—	—	(3)
Professional liability	(5)	—	—	(5)
Bond	—	—	—	—
Assumed reinsurance	9	—	—	9
Automobile liability	—	—	—	—
Homeowners	—	—	—	—
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net	5	(7)	—	(2)
Prior accident year development before change in deferred gain	(32)	(7)	7	(32)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(24)	—	—	(24)
Total prior accident year development	$(56)	$(7)	$7	$(56)
[1]The $24 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2024, related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,564	521	—	2,085
Current accident year catastrophes	138	47	—	185
Prior accident year development	(23)	20	3	—
Total provision for unpaid losses and loss adjustment expenses	1,679	588	3	2,270
Payments	(1,359)	(567)	(41)	(1,967)
Foreign currency adjustment	8	—	—	8
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,207	1,850	872	26,929
Reinsurance and other recoverables	4,584	29	1,856	6,469
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,791	$1,879	$2,728	$33,398
Earned premiums and fee income	$2,776	$747
Loss and loss expense paid ratio [1]	49.0	76.0
Loss and loss expense incurred ratio	60.7	79.6
Prior accident year development (pts) [2]	(0.8)	2.7
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

|

Table of Contents	Index to MD&A
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

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(61)	$—	$—	$(61)
Workers’ compensation discount accretion	11	—	—	11
General liability	12	—	—	12
Marine	1	—	—	1
Package business	(5)	—	—	(5)
Commercial property	5	—	—	5
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed Reinsurance	2	—	—	2
Automobile liability	—	—	—	—
Homeowners	—	(1)	—	(1)
Net A&E reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	5	—	3	8
Other reserve re-estimates, net [1]	7	21	—	28
Total prior accident year development	$(23)	$20	$3	$—
[1]Other reserve re-estimates, net for the three months ended March 31, 2023 includes a $20 increase in personal automobile physical damage reserves.

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for both the 2024 and 2023 periods, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2024	2023	Change
Written premiums	$3,362	$3,109	8%
Change in unearned premium reserve	314	343	(8)%
Earned premiums	3,048	2,766	10%
Fee income	11	10	10%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,725	1,564	10%
Current accident year catastrophes [1]	109	138	(21)%
Prior accident year development [1]	(56)	(23)	(143)%
Total losses and loss adjustment expenses	1,778	1,679	6%
Amortization of deferred policy acquisition costs	476	424	12%
Underwriting expenses	487	456	7%
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	10	8	25%
Underwriting gain	301	202	49%
Net investment income [2]	391	338	16%
Net realized gains (losses) [2]	12	(19)	NM
Other income (expense) [3]	(2)	—	NM
Income before income taxes	702	521	35%
Income tax expense [4]	129	100	29%
Net income	$573	$421	36%
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
	2024	2023
Small Commercial:
Net new business premium	$268	$242
Policy count retention	85%	86%
Renewal written price increases	5.2%	3.8%
Renewal earned price increases	4.9%	4.0%
Policies in-force as of end of period (in thousands)	1,512	1,439
Middle Market [1]:
Net new business premium	$174	$148
Premium retention	83%	82%
Renewal written price increases	6.9%	6.5%
Renewal earned price increases	7.5%	6.0%
Global Specialty:
Global specialty gross new business premium [2]	$223	$191
Renewal written price increases [3]	6.1%	3.7%
Renewal earned price increases [3]	5.4%	6.3%
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
Underwriting Ratios

	Three Months Ended March 31,
	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.6	56.5	0.1
Current accident year catastrophes	3.6	5.0	(1.4)
Prior accident year development	(1.8)	(0.8)	(1.0)
Total loss and loss adjustment expense ratio	58.3	60.7	(2.4)
Expense ratio	31.5	31.7	(0.2)
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	90.1	92.7	(2.6)
Impact of current accident year catastrophes and prior year development	(1.8)	(4.2)	2.4
Underlying combined ratio	88.4	88.5	(0.1)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income increased primarily due to a higher underwriting gain, higher net investment income, and a change to net realized gains in the current year period from net realized losses in the prior year period. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Underwriting gain increased by the effect of earned premium growth, higher favorable prior accident year development, including $24 of a benefit for amortization of a deferred gain on the Navigators ADC, and lower current accident year catastrophe losses.
Expense ratio decreased driven by the impact of higher earned premium, partially offset by higher underwriting staffing costs and, to a lesser extent, investments in technology.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $13 and $15, for the three months ended March 31, 2023, and 2024, respectively.

Written Premiums
[1]Other written premiums of $13 and $14 for the three months ended March 31, 2023, and 2024, respectively.
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Earned premiums increased due to written premium increases over the prior twelve months, including the effect of higher insured exposures.
Written premiums increased driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased driven by double-digit new business growth, renewal written price increases and higher insured exposures. Written premium grew in all lines of business, including package business, excess and surplus, automobile and workers' compensation.
•Middle & large commercial written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines across general industries, industry verticals and large property.
•Global specialty written premium increased driven by written price increases across almost all lines as well as an increase in gross new business, primarily in wholesale. Written premiums grew across most U.S. lines, global reinsurance and international lines.
Renewal written price increases were recognized in nearly all lines, with price increases across most lines other than directors and officers ("D&O").
•In small commercial, renewal written price increases were higher in 2024, with low-double digit price increases in package business and automobile and mid double-digit increases in excess and surplus lines. Workers' compensation pricing was slightly positive, but moderated from 2023 due to lower net rates and lower wage inflation.
•In middle market, the Company recognized high single-digit to low double-digit price increases in most lines other than workers’ compensation, which was positive due to the effect of wage inflation offset by lower net rates.
•In global specialty, U.S. price increases were higher than prior year levels and we achieved mid single-digit renewal written price increases overall, with the high-single to low double-digit increases in property, marine and casualty lines. D&O pricing continues to be negative, but to a lesser extent than the prior year.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Current accident year loss and LAE ratio before catastrophes was substantially consistent with the prior year quarter as earned pricing is generally keeping pace with loss cost trends across most lines of business.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$200
$100
$0
$-100
$138
$109
$(23)
$(56)
Mar 31
2023 QTD
Mar 31
2024 QTD
CAY CATs
PYD

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Current accident year catastrophe losses for the three months ended March 31, 2024 included losses from winter storms, mainly in the Northeast, Pacific and South regions, as well as tornado, wind and hail events in the Midwest, South and mid-Atlantic regions.
Current accident year catastrophe losses for the three months ended March 31, 2023 included losses from winter storms primarily on the East and West Coasts as well as losses from various tornado, wind and hail events in several regions of the United States.
Prior accident year development was net favorable for the three months ended March 31, 2024 and included reserve decreases for workers' compensation and uncollectible reinsurance, partially offset by reserve increases for general liability, assumed reinsurance and marine. Also included is a benefit of $24 related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2024	2023	Change
Written premiums	$844	$747	13%
Change in unearned premium reserve	31	8	NM
Earned premiums	813	739	10%
Fee income	8	8	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	575	521	10%
Current accident year catastrophes [1]	52	47	11%
Prior accident year development [1]	(7)	20	NM
Total losses and loss adjustment expenses	620	588	5%
Amortization of DAC	60	58	3%
Underwriting expenses	153	145	6%
Amortization of other intangible assets	1	1	—%
Underwriting loss	(13)	(45)	71%
Net investment income [2]	50	38	32%
Net realized gains (losses) [2]	1	(1)	NM
Net servicing and other income (expense) [3]	4	6	(33)%
Income (loss) before income taxes	42	(2)	NM
Income tax expense (benefit) [4]	8	(1)	NM
Net income (loss)	$34	$(1)	NM
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
[3]Includes servicing revenues of $19 and $19 for the three months ended March 31, 2024 and 2023, respectively. Includes servicing expenses of $15 and $14 for the three months ended March 31, 2024 and 2023, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2024	2023	Change
Product Line
Automobile	$600	$529	13%
Homeowners	244	218	12%
Total	$844	$747	13%
Earned Premiums
Product Line
Automobile	$566	$509	11%
Homeowners	247	230	7%
Total	$813	$739	10%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
Premium Measures	2024	2023
Policies in-force end of period (in thousands)
Automobile	1,233	1,305
Homeowners	701	731
Net new business premium
Automobile	$72	$46
Homeowners	$34	$21
Policy count retention
Automobile	84%	85%
Homeowners	84%	84%
Effective Policy Count Retention
Automobile	80%	84%
Homeowners	83%	84%
Renewal written price increase
Automobile	25.7%	9.9%
Homeowners	15.2%	13.9%
Renewal earned price increase
Automobile	19.1%	6.0%
Homeowners	14.4%	11.3%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.7	70.5	0.2
Current accident year catastrophes	6.4	6.4	—
Prior year development	(0.9)	2.7	(3.6)
Total loss and loss adjustment expense ratio	76.3	79.6	(3.3)
Expense ratio	25.3	26.5	(1.2)
Combined ratio	101.6	106.1	(4.5)
Impact of current accident year catastrophes and prior year development	(5.5)	(9.1)	3.6
Underlying combined ratio	96.1	97.0	(0.9)
Product Combined Ratios

	Three Months Ended March 31,
	2024	2023	Change
Automobile
Combined ratio	103.9	110.2	(6.3)
Underlying combined ratio	104.4	105.1	(0.7)
Homeowners
Combined ratio	96.2	96.8	(0.6)
Underlying combined ratio	77.0	78.9	(1.9)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income changed to a net gain for the three months ended March 31, 2024 compared to a net loss for the prior year period, largely driven by improved underwriting results and an increase in net investment income.
Underwriting Loss

$25
$0
$-25
$-50
$-75
$(45)
$(13)
Mar 31
2023 QTD
Mar 31
2024 QTD

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Underwriting loss decreased driven by the effect of an increase in earned premium due to renewal written price increases and a change from unfavorable to favorable prior accident year development, partially offset by a slight increase in the current accident year loss and LAE ratio before catastrophes, an increase in current accident year catastrophe losses and an increase in direct marketing costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Expense ratio decreased primarily due to the impact of higher earned premium driven by earned pricing increases, partially offset by an increase in direct marketing costs.
Earned Premiums

$1,000
$500
$0
$739
$509
$230
$813
$566
$247
Mar 31
2023 QTD
Mar 31
2024 QTD
Homeowners
Automobile

Written Premiums

$1,000
$500
$0
$747
$529
$218
$844
$600
$244
Mar 31
2023 QTD
Mar 31
2024 QTD
Homeowners
Automobile

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Earned premiums increased due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased driven by the effect of written pricing increases in both automobile and homeowners.
Renewal written pricing increases were higher for both automobile and homeowners, primarily in response to recent higher loss cost trends as well as higher insured values in homeowners.
Policy count retention slightly decreased in automobile, and was stable for homeowners.
Effective Policy count retention decreased both for automobile and for homeowners in response to renewal written pricing increases.
Policies in-force declined for both automobile and for homeowners, reflecting the level of new business in relation to non-renewed policies.
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
70.5
70.7
Mar 31
2023 QTD
Mar 31
2024 QTD

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Current accident year Loss and LAE ratio before catastrophes increased slightly in automobile and was partially offset by a decrease in homeowners. The increase in automobile was primarily due to an increase in automobile liability and physical damage claim severity, as well as a slightly higher level of frequency in the current period, mostly offset by the impact of earned pricing increases. The automobile severity increases, although moderated from prior year, continue to include the inflationary effects on bodily injury claims and automobile parts and repairs, and also include higher attorney representation rates for liability claims. For homeowners, the decrease in the current accident year loss and LAE ratio before catastrophes was due to a decrease in frequency for both weather and non-weather claims, as well as the impact of earned pricing increases, partially offset by an increase in severity for both weather and non-weather claims. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Current accident year catastrophe losses increased for the three months ended March 31, 2024, compared to the prior year. Current accident year catastrophe losses for 2024 included from tornado, wind and hail events, mainly in the Midwest and South regions, as well as winter storms in the Pacific and South regions. Current accident year catastrophe losses for the three months ended March 31, 2023 included tornado, wind and hail events in several regions of the United States, as well as losses from winter storms primarily on the East and West coasts.
Prior accident year development was favorable for the three months ended March 31, 2024, primarily driven by improved severity on automobile physical damage. Net unfavorable prior accident year development for the three months ended March 31, 2023 was primarily driven by higher severity on automobile physical damage.

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended March 31,
	2024	2023	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$7	$3	133%
Total losses and loss adjustment expenses	7	3	133%
Underwriting expenses	2	3	(33)%
Underwriting loss	(9)	(6)	(50)%
Net investment income [2]	18	16	13%
Net realized gains (losses) [2]	—	(3)	100%
Income before income taxes	9	7	29%
Income tax expense [3]	1	1	—%
Net income	$8	$6	33%
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
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income increased primarily due to net realized losses in the 2023 period and higher net investment income, partially offset by a greater underwriting loss.
Underwriting loss increased primarily due to higher unfavorable prior accident year reserve development in the 2024 period related to an increase in reserves for uncollectible reinsurance.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2024. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2023 Form 10-K Annual Report.

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended March 31,
	2024	2023	Change
Premiums and other considerations	$1,639	$1,609	2%
Net investment income [1]	114	110	4%
Net realized gains [1]	1	5	(80)%
Total revenues	1,754	1,724	2%
Benefits, losses and loss adjustment expenses	1,204	1,210	—%
Amortization of DAC	9	9	—%
Insurance operating costs and other expenses	397	380	4%
Amortization of other intangible assets	10	10	—%
Total benefits, losses and expenses	1,620	1,609	1%
Income before income taxes	134	115	17%
Income tax expense [2]	26	23	13%
Net income	$108	$92	17%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2024	2023	Change
Fully insured – ongoing premiums	$1,585	$1,557	2%
Buyout premiums	—	1	(100)%
Fee income	54	51	6%
Total premiums and other considerations	$1,639	$1,609	2%
Fully insured ongoing sales	$444	$474	(6)%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2024	2023	Change
Group disability loss ratio	70.1%	70.4%	(0.3)
Group life loss ratio	82.6%	86.7%	(4.1)
Total loss ratio	73.5%	75.2%	(1.7)
Expense ratio [1]	25.4%	24.7%	0.7
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended March 31,
	2024	2023	Change
Net income margin	6.2%	5.3%	0.9
Adjustments to reconcile net income margin to core earnings margin:
Net realized gains, before tax	(0.1%)	(0.3%)	0.2
Integration and other non-recurring M&A costs, before tax	—%	0.1%	(0.1)
Income tax benefit	—%	0.1%	(0.1)
Core earnings margin	6.1%	5.2%	0.9
Net Income

$125
$100
$75
$50
$25
$0
$92
$108
Mar 31
2023 QTD
Mar 31
2024 QTD

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income increased primarily due to a lower loss ratio, higher fully insured ongoing premiums, and higher net investment income, partially offset by a higher expense ratio and lower net realized gains.
Insurance operating costs and other expenses were higher primarily due to the effect of higher earned premium, including higher staffing costs and commissions and increased investments in technology.
Fully Insured Ongoing Premiums
[1]Other of $100 and $104 for the three months ended March 31, 2023 and 2024 respectively, which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Fully insured ongoing premiums increased over prior year and included an increase in exposure on existing accounts, new business sales, and lower persistency compared to the prior year period.
Fully insured ongoing sales decreased compared to prior year driven by lower group life sales, partially offset by an increase in group disability sales.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

125
100
75
50
25
0
75.2
24.7
73.5
25.4
Mar 31
2023 QTD
Mar 31
2024 QTD
Expense ratio
Loss ratio

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Loss ratio improved 1.7 points compared to the prior year period reflecting lower group life and group disability loss ratios. The group life loss ratio decreased 4.1 points driven by a lower level of mortality compared to the prior year period. The group disability loss ratio decreased 0.3 points due to favorable long-term disability claim recoveries, largely offset by higher incidence in paid family leave and short-term disability products.
Expense ratio increased in 2024 driven by higher staffing costs, increased investments in technology, and higher commission expense, partially offset by the effects of higher earned premium.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2024	2023	Change
Fee income and other revenue	$250	$241	4%
Net investment income	4	3	33%
Net realized gains	5	5	—%
Total revenues	259	249	4%
Operating costs and other expenses	203	198	3%
Income before income taxes	56	51	10%
Income tax expense [1]	11	10	10%
Net income	$45	$41	10%
Daily average Hartford Funds AUM	$131,648	$127,084	4%
ROA [2]	13.7	12.9	6%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains excluded from core earnings, before tax	(1.5)	(1.6)	6%
Effect of income tax expense	0.3	0.3	—%
ROA, core earnings [2]	12.5	11.6	8%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2024	2023	Change
Mutual Fund and ETF AUM - beginning of period	$119,316	$112,472	6%
Sales - Mutual Fund	5,637	6,239	(10)%
Redemptions - Mutual Fund	(7,939)	(7,485)	(6)%
Net flows - ETF	(209)	67	NM
Net flows - Mutual Fund and ETF	(2,511)	(1,179)	(113)%
Change in market value and other	6,754	4,215	60%
Mutual Fund and ETF AUM - end of period	123,559	115,508	7%
Third-party life and annuity separate account AUM	12,083	11,672	4%
Hartford Funds AUM - end of period	$135,642	$127,180	7%
Mutual Fund and ETF AUM by Asset Class

	As of March 31,
	2024	2023	Change
Equity - Mutual Funds	$83,337	$76,132	9%
Fixed Income - Mutual Funds	17,201	16,399	5%
Multi-Strategy Investments - Mutual Funds [1]	19,268	19,941	(3)%
Equity - ETF	1,851	1,878	(1)%
Fixed Income - ETF	1,902	1,158	64%
Mutual Fund and ETF AUM	$123,559	$115,508	7%
[1]Includes balanced, allocation and alternative investment products.

Net Income
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net income increased for the three months ended March 31, 2024 primarily due to an increase in fee income net of variable expenses driven by an increase in daily average AUM, and higher net investment income.
Hartford Funds AUM
March 31, 2024 compared to March 31, 2023
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $2.5 billion for the three months ended March 31, 2024 compared to net outflows of $1.2 billion for the three months ended March 31, 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended March 31,
	2024	2023	Change
Fee income [1]	$10	$9	11%
Other revenue	—	1	(100)%
Net investment income [2]	16	10	60%
Net realized gains [2]	9	6	50%
Total revenues (losses)	35	26	35%
Benefits, losses and loss adjustment expenses [3]	2	2	—%
Insurance operating costs and other expenses [1]	14	13	8%
Interest expense [4]	50	50	—%
Restructuring and other costs	1	—	NM
Total benefits, losses and expenses	67	65	3%
Loss before income taxes	(32)	(39)	18%
Income tax benefit [5]	(17)	(15)	(13)%
Net loss	(15)	(24)	38%
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(20)	$(29)	31%
[1]Includes investment management fees and expenses related to managing third-party business.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes benefits expense on life and annuity business previously underwritten by the Company.
[4]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net loss available to common stockholders for the three months ended March 31, 2024 decreased primarily due to higher net investment income, higher net realized gains, and a higher tax benefit related to the vesting of stock-based compensation awards during the quarter.

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
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity, and specific risk tolerances for natural catastrophes, terrorism and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2023 Form 10-K Annual Report.
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
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism
Risk Insurance Program Reauthorization Act (“TRIPRA") and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, a catastrophe bond, an aggregate property catastrophe treaty, and individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties beginning with the January 1, 2021 renewal do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1 per person.
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2024 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2023, and will renew for the annual period starting June 1, 2024. Retention and coverage varies by writing company. For the 2023 - 2024 period, the writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $38 in per event losses in excess of a $20 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
[3]Named hurricanes and tropical storms are defined as any storm or storm system declared to be a hurricane or tropical storm by the US National Hurricane Center, US Weather Prediction Center, or their successor organizations (being divisions of the US National Weather Service).
[4]Portions of this layer of coverage extend beyond a traditional one year term.
[5]For further information on the Company's catastrophe bond, see MD&A - Enterprise Risk Management, Insurance Risk included in the Company's 2023 Form 10-K Annual report.
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
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covers substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the three months ended March 31, 2024, the Company began collecting recoveries from NICO and as a result amortized $24 of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $185 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
For more information on the A&E ADC and the Navigators ADC, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements, included in The Hartford's 2023 Form 10-K Annual Report.
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
As of March 31, 2024, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

Fixed Maturities, AFS by Credit Quality
	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,330	$4,846	11.9%	$5,174	$4,776	12.0%
AAA	7,061	6,838	16.7%	7,277	7,055	17.7%
AA	7,872	7,578	18.5%	7,527	7,270	18.3%
A	10,981	10,488	25.7%	10,253	9,828	24.7%
BBB	9,805	9,264	22.7%	9,710	9,198	23.1%
BB & below	1,897	1,826	4.5%	1,785	1,691	4.2%
Total fixed maturities, AFS	$42,946	$40,840	100.0%	$41,726	$39,818	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds, partially offset by a decrease in valuations due to higher interest rates, net of tighter credit spreads. FVO securities are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	March 31, 2024						December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,549	$—	$9	$(17)	$2,541	6.2%	$2,414	$—	$10	$(18)	$2,406	6.0%
Other	978	—	6	(26)	958	2.3%	933	—	8	(27)	914	2.3%
CLO	3,168	—	5	(5)	3,168	7.8%	3,104	—	3	(17)	3,090	7.8%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,191	(12)	15	(124)	1,070	2.6%	1,179	(12)	14	(119)	1,062	2.7%
Bonds	2,029	—	—	(171)	1,858	4.5%	2,150	—	—	(219)	1,931	4.8%
Interest only	125	—	5	(8)	122	0.3%	137	—	5	(10)	132	0.3%
Corporate
Basic industry	1,045	—	6	(44)	1,007	2.5%	967	—	7	(39)	935	2.3%
Capital goods	1,651	—	14	(76)	1,589	3.9%	1,630	—	19	(67)	1,582	4.0%
Consumer cyclical	1,416	—	14	(55)	1,375	3.4%	1,331	(4)	20	(55)	1,292	3.2%
Consumer non-cyclical	2,359	—	19	(139)	2,239	5.5%	2,232	—	27	(123)	2,136	5.4%
Energy	1,381	—	11	(59)	1,333	3.2%	1,261	—	13	(57)	1,217	3.1%
Financial services	5,608	—	24	(282)	5,350	13.1%	5,434	—	30	(283)	5,181	13.0%
Tech./comm.	2,567	(3)	33	(161)	2,436	6.0%	2,470	(2)	47	(143)	2,372	6.0%
Transportation	850	—	6	(62)	794	1.9%	803	—	8	(60)	751	1.9%
Utilities	2,325	(3)	16	(166)	2,172	5.3%	2,155	(3)	25	(148)	2,029	5.1%
Other	396	—	1	(35)	362	0.9%	408	—	1	(38)	371	0.9%
Foreign govt./govt. agencies	574	—	4	(30)	548	1.3%	583	—	6	(27)	562	1.4%
Municipal bonds
Taxable	1,238	—	5	(115)	1,128	2.8%	1,211	—	7	(113)	1,105	2.8%
Tax-exempt	4,937	—	96	(220)	4,813	11.8%	4,996	—	124	(186)	4,934	12.4%
Residential Mortgage-Backed Securities ("RMBS")
Agency	2,469	—	8	(205)	2,272	5.6%	2,342	—	14	(171)	2,185	5.5%
Non-agency	2,386	—	2	(221)	2,167	5.3%	2,293	—	4	(235)	2,062	5.2%
Sub-prime	34	—	—	—	34	0.1%	40	—	—	—	40	0.1%
U.S. Treasuries	1,670	—	12	(178)	1,504	3.7%	1,653	—	26	(150)	1,529	3.8%
Total fixed maturities, AFS	$42,946	$(18)	$311	$(2,399)	$40,840	100.0%	$41,726	$(21)	$418	$(2,305)	$39,818	100.0%
FVO securities					$292						$327
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds, partially offset by a decrease in valuations due to higher interest rates, net of tighter credit spreads. The Company primarily increased holdings of financial services, utilities, consumer non-cyclical, and energy corporate bonds.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of March 31, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$18	$17	$1,173	$1,053	$—	$—	$—	$—	$—	$—	$1,191	$1,070
Bonds	770	720	498	451	333	296	190	165	238	226	2,029	1,858
Interest Only	68	66	50	50	—	—	6	5	1	1	125	122
Total CMBS	856	803	1,721	1,554	333	296	196	170	239	227	3,345	3,050
RMBS
Agency	—	—	2,469	2,272	—	—	—	—	—	—	2,469	2,272
Non-Agency	1,245	1,131	705	647	235	209	186	168	15	12	2,386	2,167
Sub-Prime	1	1	10	10	3	3	9	9	11	11	34	34
Total RMBS	1,246	1,132	3,184	2,929	238	212	195	177	26	23	4,889	4,473
Total CMBS & RMBS	$2,102	$1,935	$4,905	$4,483	$571	$508	$391	$347	$265	$250	$8,234	$7,523

Exposure to CMBS & RMBS Bonds as of December 31, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$20	$19	$1,159	$1,043	$—	$—	$—	$—	$—	$—	$1,179	$1,062
Bonds	852	795	545	485	371	317	147	119	235	215	2,150	1,931
Interest Only	76	72	54	53	—	—	7	7	—	—	137	132
Total CMBS	948	886	1,758	1,581	371	317	154	126	235	215	3,466	3,125
RMBS
Agency	—	—	2,342	2,185	—	—	—	—	—	—	2,342	2,185
Non-Agency	1,263	1,144	526	477	300	260	189	169	15	12	2,293	2,062
Sub-Prime	1	1	12	12	5	5	10	10	12	12	40	40
Total RMBS	1,264	1,145	2,880	2,674	305	265	199	179	27	24	4,675	4,287
Total CMBS & RMBS	$2,212	$2,031	$4,638	$4,255	$676	$582	$353	$305	$262	$239	$8,141	$7,412
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
As of March 31, 2024, mortgage loans had an amortized cost of $6.2 billion and carrying value of $6.2 billion, with an ACL of $48. As of December 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.1 billion, with an ACL of $51. The release in the allowance reflects improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.
The Company funded $146 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 60% and a weighted average yield of 6.9% during the three months ended March 31, 2024. The Company continues to originate commercial mortgage loans on institutional-quality industrial properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2024, or December 31, 2023.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$851	$847	AA	$807	$814	AA
Pre-refunded [1]	195	197	AA+	155	158	AA+
Revenue
Transportation	1,281	1,239	A+	1,325	1,298	A+
Health Care	946	868	A+	974	902	A+
Leasing [2]	726	692	AA-	761	732	AA-
Education	497	483	AA	527	520	AA
Water & Sewer	392	372	AA	362	347	AA+
Power	275	268	A	275	271	A
Sales Tax	201	201	AA	231	237	AA
Housing	191	182	AA	179	172	AA
Other	620	592	A+	611	588	A+
Total Revenue	5,129	4,897	AA-	5,245	5,067	AA-
Total Municipal	$6,175	$5,941	AA-	$6,207	$6,039	AA-
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
As of March 31, 2024, the largest issuer concentrations were the New York City Transitional Finance Authority, the Metropolitan Transportation Authority, and CommonSpirit Health, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2023, the largest issuer concentrations were the New York City Transitional Finance Authority, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 11% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2024		2023
	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(32)	(6.4%)	$(16)	(3.6%)
Private equity funds	20	4.3%	36	9.2%
Other funds	16	12.9%	—	—%
Other alternative investments [2]	12	8.9%	6	5.0%
Total	$16	1.3%	$26	2.5%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,947	40.0%	$1,931	40.4%
Private equity funds	1,880	38.6%	1,838	38.4%
Other funds	509	10.5%	498	10.4%
Other alternative investments [1]	530	10.9%	518	10.8%
Total	$4,866	100.0%	$4,785	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.4 billion as of March 31, 2024, and have increased $94 million from December 31, 2023, primarily due to higher interest rates, partially offset by tighter credit spreads. As of March 31, 2024, $2.0 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $413 million of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and RMBS that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	530	$4,525	$—	$(40)	$4,485	51	$440	$—	$(4)	$436
Greater than three to six months	17	165	—	(6)	159	35	143	—	(2)	141
Greater than six to nine months	20	76	—	(2)	74	137	1,117	—	(13)	1,104
Greater than nine to eleven months	113	913	—	(18)	895	97	738	—	(22)	716
Twelve months or more	3,322	24,995	(15)	(2,333)	22,647	3,530	27,448	(14)	(2,264)	25,170
Total	4,002	$30,674	$(15)	$(2,399)	$28,260	3,850	$29,886	$(14)	$(2,305)	$27,567

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	52	$331	$—	$(70)	$261	14	$56	$(1)	$(13)	$42
Greater than three to six months	5	7	(1)	(2)	4	10	19	(2)	(4)	13
Greater than six to nine months	8	10	—	(2)	8	31	148	—	(33)	115
Greater than nine to eleven months	21	112	—	(25)	87	22	163	—	(40)	123
Twelve months or more	127	1,114	—	(314)	800	143	1,216	—	(327)	889
Total	213	$1,574	$(1)	$(413)	$1,160	220	$1,602	$(3)	$(417)	$1,182

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2024
The Company recorded net credit losses of $1 primarily attributable to one below investment grade corporate issuer that had an ACL in prior periods. Unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI") were $0. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three months ended March 31, 2023
The Company recorded net credit losses of $5, primarily attributable to new expected credit losses of $4 on a below investment grade corporate wirelines issuer and $1 related to a CMBS driven by prepayments. Unrealized losses on securities with an ACL recognized in other comprehensive income were $4.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three months ended March 31, 2024
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
For the three months ended March 31, 2024, the Company recorded a release in the ACL on mortgage loans of $3. The release reflects improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three months ended March 31, 2023
There was no change to the ACL on mortgage loans which incorporated a level of economic uncertainty and the potential impact on real estate property valuations. The Company did not record an ACL on any individual mortgage loans.

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

Capital available to the holding company as of March 31, 2024:
•Approximately $1.0 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of March 31, 2024, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the three months ended March 31, 2024:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $153 of net dividends from the Company's property and casualty insurance subsidiaries through March 31, 2024;
•Group Benefits - HFSG Holding Company received $245 in dividends from Hartford Life and Accident Insurance Company ("HLA") through March 31, 2024; and
•Hartford Funds - HFSG Holding Company received $31 in dividends from Hartford Funds through March 31, 2024.

Expected liquidity requirements for the next twelve months as of March 31, 2024:
•$194 of interest on debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$560 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of March 31, 2024:
•Interest on and repayments of debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the three months ended March 31, 2024, the Company repurchased 3.8 million common shares for $350 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of March 31, 2024, the Company has $1.0 billion remaining for equity repurchases under the share repurchase program. During the period April 1, 2024 through April 24, 2024, the Company repurchased approximately 1.1 million common shares for $113.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2024:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 21, 2024	March 4, 2024	April 2, 2024	$0.470
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 21, 2024	May 1, 2024	May 15, 2024	$375.00
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
|DIVIDENDS FROM SUBSIDIARIES
Dividends to HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. For a discussion of restrictions on dividends to HFSG Holding Company from its insurance subsidiaries see Part II, Item 7, MD&A – Capital Resources and Liquidity - Dividends from Subsidiaries in The Hartford’s 2023 Form 10-K Annual Report.
Through the first three months of 2024, HFSG Holding Company received $429 of net dividends from its subsidiaries, including $245 from HLA, $31 from Hartford Funds and $153 from its P&C subsidiaries, excluding $12 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
For further information regarding shelf registrations, Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of March 31, 2024, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
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
As of March 31, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2024, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). The Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £73 million ($92 as of March 31, 2024) commitment. As of March 31, 2024, letters of credit with an aggregate face amount of $74 and £73 million, or $92, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of March 31, 2024, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
The Company does not have a 2024 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2024. For further discussion of pension and other postretirement benefit obligations, see Note 16 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of March 31, 2024, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of March 31, 2024
Fixed maturities	$32,697
Short-term investments	1,591
Cash	188
Less: Derivative collateral	55
Total	$34,421
Property & Casualty operations invested assets also include $344 in equity securities, $4.6 billion in mortgage loans and $3.8 billion in limited partnerships and other alternative investments.

Group Benefits
As of March 31, 2024
Fixed maturities	$8,251
Short-term investments	104
Cash	43
Less: Derivative collateral	13
Total	$8,385
Group Benefits invested assets also include $74 in equity securities, $1.6 billion in mortgage loans and $1.0 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
adjustment expenses as of March 31, 2024 were $34.5 billion and net of reinsurance were $27.9 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2023 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of A&E claims.
Group Benefits reserves as of March 31, 2024 were $8.9 billion and net of reinsurance were $8.7 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2023 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. Due to the
significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves of $401 as of March 31, 2024 related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of March 31, 2024, Hartford Funds cash and short-term investments were $275.
|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans are disclosed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 21 - Leases of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.
|CAPITALIZATION

Capital Structure
	March 31, 2024	December 31, 2023	Change
Long-term debt	$4,363	$4,362	—%
Total debt	4,363	4,362	—%
Common stockholders' equity excluding AOCI, net of tax	18,131	17,842	2%
Preferred stock	334	334	—%
AOCI, net of tax	(2,997)	(2,849)	(5)%
Total stockholders’ equity	15,468	15,327	1%
Total capitalization	$19,831	$19,689	1%
Debt to stockholders’ equity	28%	28%
Debt to capitalization	22%	22%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Total capitalization increased $142 as of March 31, 2024 compared to December 31, 2023 primarily due to net income in excess of common stockholder dividends in the period, partially offset by share repurchases and an increase in net unrealized losses on fixed maturities, AFS.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes
In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see and Note 14 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2023 Form 10-K Annual Report.
|CASH FLOW

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$1,097	$871
Net cash used for investing activities	$(435)	$(446)
Net cash used for financing activities	$(529)	$(545)
Cash and restricted cash– end of period	$322	$218
Cash provided by operating activities increased in 2024 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits premiums received, partially offset by an increase in Group Benefits loss and loss adjustment expenses paid and higher operating expenses, including increased commissions and staffing costs.
Cash used for investing activities was consistent with the prior year as a result of a change from net payments for to net proceeds from short term investments, largely offset by an increase in net payments for fixed maturities, AFS and a decrease in net proceeds from equity securities, at fair value.
Cash used for financing activities was relatively consistent with the prior year, as a reduction in net outflows on investment and universal life type contracts and a decrease in net issuance of shares under incentive and stock compensation plans was largely offset by an increase in dividends paid on common stock.
Operating cash flows for the three months ended March 31, 2024 has been adequate to meet liquidity requirements.

|EQUITY MARKETS
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2023 Form 10-K Annual Report.
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

Insurance Financial Strength Ratings as of April 24, 2024
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's 2023 Form 10-K Annual Report.
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2024	$12,549	$2,748	$15,297
Statutory income	515	133	648
Dividends to parent	(153)	(245)	(398)
Other items	9	4	13
Net change to U.S. statutory capital	371	(108)	263
U.S statutory capital at March 31, 2024	$12,920	$2,640	$15,560
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

Legislative and Regulatory Developments
For a discussion regarding legislative and regulatory developments, see Part II, Item 7, MD&A - Capital Resources and Liquidity, Contingencies in the Company’s 2023 Form 10-K Annual Report.
Additionally, the U.S. Securities and Exchange Commission (“SEC”) has issued final rules to enhance and standardize climate-related disclosures for investors. The SEC rules are being challenged in the courts, and on April 4, 2024 the SEC voluntarily stayed the rules pending judicial review. If they become operative in their current form, the rules will require extensive narrative and quantitative reporting on climate change and decarbonization in SEC filings and financial statements and pose potential compliance and regulatory risks to the Company, beginning in fiscal year 2025. The State of California has enacted laws that impose similarly extensive compliance burdens on the Company, entailing like compliance and regulatory risks. Other jurisdictions may follow suit. However, the California laws are facing legal challenges as well and the overall state of these types of climate related disclosure regimes, whether at the state or federal level, remains uncertain.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2023 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HHI	Hartford Holdings, Inc.
ABS	Asset-Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	LAE	Loss Adjustment Expense
ALAE	Allocated Loss Adjustment Expenses	LCL	Liability for Credit Losses
AOCI	Accumulated Other Comprehensive Income	LIBOR	London Inter-Bank Offered Rate
AUM	Assets Under Management	LTD	Long-Term Disability
BSA	Boy Scouts of America	LTV	Loan-to-Value
CAY	Current Accident Year	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CLO	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CME	Chicago Mercantile Exchange	NM	Not Meaningful
CPRI	Credit and Political Risk Insurance	NOLs	Net Operating Loss Carryforwards or Carrybacks
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income
DEI	Diversity, Equity and Inclusion	OTC	Over-the-Counter
DLR	Disabled Life Reserve	P&C	Property and Casualty
D&O	Directors and Officers	PV&T	Political Violence and Terrorism
DSCR	Debt Service Coverage Ratio	PYD	Prior Accident Year Development
ERCC	Enterprise Risk and Capital Committee	RBC	Risk-Based Capital
ESPP	The Hartford Employee Stock Purchase Plan	RMBS	Residential Mortgage-Backed Securities
ETF	Exchange-Traded Funds	ROA	Return on Assets
FASB	Financial Accounting Standards Board	ROE	Return on Equity
FHLBB	Federal Home Loan Bank of Boston	SEC	Securities and Exchange Commission
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	ULAE	Unallocated Loss Adjustment Expenses
HFSG	Hartford Financial Services Group, Inc.

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2024.
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

Item 1A.
    RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended March 31, 2024 are set forth below. During the period from April 1, 2024 to April 24, 2024, the Company repurchased 1.1 million shares for $113.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2024
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
January 1, 2024 - January 31, 2024	1,508,128	$84.58	1,501,029	$1,222
February 1, 2024 - February 29, 2024	1,916,318	$94.17	1,119,428	$1,119
March 1, 2024 - March 31, 2024	1,244,304	$99.64	1,226,596	$998
Total	4,668,750	$92.53	3,847,053
[1]Includes 821,697 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $95.58 in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2024.
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

Item 5.
OTHER INFORMATION
On February 8, 2024, Jonathan R. Bennett, Executive Vice President and Head of Group Benefits, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of up to 7,688.108 shares of the Company's common stock between
May 8, 2024 and January 31, 2025 (or the date on which all shares have been sold) subject to certain conditions.
On February 8, 2024, Beth A. Costello, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading

|

Part II - Item 5. Other Information
arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and the associated sale of up to 72,076 shares of the Company's common stock between May 8, 2024 and May 8, 2025 (or the date on which all shares have been sold) subject to certain conditions.
The Rule 10b5-1 trading arrangement adopted by Christopher J. Swift, CEO and Chairman, on September 15, 2023 became fully exercised and therefore terminated on January 24, 2024.
The Rule 10b5-1 trading arrangement adopted by Adin M. Tooker, Executive Vice President and Head of Commercial Lines, on October 31, 2023 became fully exercised and therefore terminated on February 29, 2024.

Item 6.
EXHIBITS
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2024
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
10.01	The Hartford 2020 Incentive Stock Plan Forms of Individual Agreements, as amended.**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 25, 2024	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)