Form 10-Q
period 2024-06-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2024-07-25
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 24, 2024, there were outstanding 293,014,422 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2024, the related condensed consolidated statements of operations, comprehensive income, and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
July 25, 2024

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2024	2023	2024	2023
	(Unaudited)
Revenues
Earned premiums	$5,578	$5,220	$11,024	$10,283
Fee income	339	328	672	647
Net investment income	602	540	1,195	1,055
Net realized losses	(59)	(64)	(31)	(71)
Other revenues	26	25	45	45
Total revenues	6,486	6,049	12,905	11,959
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,661	3,580	7,272	7,062
Amortization of deferred policy acquisition costs ("DAC")	561	502	1,106	993
Insurance operating costs and other expenses	1,285	1,225	2,568	2,441
Interest expense	50	50	100	100
Amortization of other intangible assets	17	17	35	35
Restructuring and other costs	—	3	1	3
Total benefits, losses and expenses	5,574	5,377	11,082	10,634
Income before income taxes	912	672	1,823	1,325
Income tax expense	174	125	332	243
Net income	738	547	1,491	1,082
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$733	$542	$1,481	$1,072
Net income available to common stockholders per common share
Basic	$2.48	$1.75	$4.99	$3.44
Diluted	$2.44	$1.73	$4.92	$3.39
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
	(Unaudited)
Net income	$738	$547	$1,491	$1,082
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(90)	(269)	(250)	317
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	—	3	1	(3)
Change in net gain (loss) on cash flow hedging instruments	9	(17)	9	(9)
Change in foreign currency translation adjustments	(1)	3	(2)	5
Change in liability for future policy benefits adjustments	5	5	10	(3)
Change in pension and other postretirement plan adjustments	6	5	13	10
Other comprehensive income (loss), net of tax	(71)	(270)	(219)	317
Comprehensive income	$667	$277	$1,272	$1,399
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $43,035 and $41,726, and ACL of $19 and $21)	$40,814	$39,818
Fixed maturities, at fair value using the fair value option ("FVO Securities")	272	327
Equity securities, at fair value	591	864
Mortgage loans (net of ACL of $48 and $51)	6,357	6,087
Limited partnerships and other alternative investments	4,905	4,785
Other investments	250	191
Short-term investments	3,701	3,850
Total investments	56,890	55,922
Cash	154	126
Restricted cash	56	63
Accrued investment income	429	404
Premiums receivable and agents' balances (net of ACL of $116 and $109)	6,335	5,607
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $102 and $103)	7,059	7,104
Deferred policy acquisition costs	1,245	1,113
Deferred income taxes, net	1,234	1,173
Goodwill	1,911	1,911
Property and equipment, net	878	896
Other intangible assets, net	672	707
Other assets	2,183	1,754
Total assets	$79,046	$76,780
Liabilities
Unpaid losses and loss adjustment expenses	$43,323	$42,318
Reserve for future policy benefits	464	484
Other policyholder funds and benefits payable	622	638
Unearned premiums	9,521	8,599
Long-term debt	4,364	4,362
Other liabilities	5,072	5,052
Total liabilities	63,366	61,453
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2024 and December 31, 2023, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at June 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	558	648
Retained earnings	20,209	19,007
Treasury stock, at cost 32,970,967 and 28,488,130 shares	(2,356)	(1,816)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(3,068)	(2,849)
Total stockholders’ equity	15,680	15,327
Total liabilities and stockholders’ equity	$79,046	$76,780
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share and per share data)	2024	2023	2024	2023
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	551	1,847	648	1,895
Issuance of shares under incentive and stock compensation plans and other	(15)	(5)	(176)	(119)
Stock-based compensation plans expense	22	22	86	88
Additional Paid-in Capital, end of period	558	1,864	558	1,864
Retained Earnings
Retained Earnings, beginning of period	19,614	17,454	19,007	17,058
Net income	738	547	1,491	1,082
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(138)	(131)	(279)	(265)
Retained Earnings, end of period	20,209	17,865	20,209	17,865
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,037)	(2,044)	(1,816)	(1,773)
Treasury stock acquired	(354)	(353)	(707)	(707)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	36	7	247	139
Net shares acquired related to employee incentive and stock compensation plans	(1)	—	(80)	(49)
Treasury Stock, at cost, end of period	(2,356)	(2,390)	(2,356)	(2,390)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	(2,997)	(3,254)	(2,849)	(3,841)
Total other comprehensive income (loss)	(71)	(270)	(219)	317
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(3,068)	(3,524)	(3,068)	(3,524)
Total Stockholders’ Equity	$15,680	$14,152	$15,680	$14,152

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	296,807	311,780	298,472	315,111
Treasury stock acquired	(3,500)	(5,008)	(7,347)	(9,727)
Issuance of shares under incentive and stock compensation plans and other	700	307	3,704	2,312
Return of shares under incentive and stock compensation plans to treasury stock	(18)	(8)	(840)	(625)
Common Shares Outstanding, at end of period	293,989	307,071	293,989	307,071
Cash dividends declared per common share	$0.470	$0.425	$0.940	$0.850
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2023
Operating Activities	(Unaudited)
Net income	$1,491	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	31	71
Amortization of deferred policy acquisition costs	1,106	993
Additions to deferred policy acquisition costs	(1,238)	(1,091)
Depreciation and amortization	187	258
Other operating activities, net	198	147
Change in assets and liabilities:
Decrease in reinsurance recoverables	37	42
Net change in accrued and deferred income taxes	(155)	(249)
Increase in insurance liabilities	1,907	731
Net change in premiums receivable and agents' balances	(761)	(660)
Net change in other assets and other liabilities	(446)	(502)
Net cash provided by operating activities	2,357	822
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	5,151	3,507
Fixed maturities, at fair value using the fair value option	50	1
Equity securities, at fair value	304	1,856
Mortgage loans	411	562
Limited partnership and other alternative investments	101	147
Payments for the purchase of:
Fixed maturities, AFS	(6,498)	(4,441)
Fixed maturities, at fair value using the fair value option	—	—
Equity securities, at fair value	(9)	(916)
Mortgage loans	(669)	(587)
Limited partnership and other alternative investments	(314)	(545)
Net proceeds from (payments for) derivatives	2	(37)
Net additions of property and equipment	(111)	(99)
Net proceeds from short-term investments	258	614
Other investing activities, net	1	(9)
Net cash provided by (used for) investing activities	(1,323)	53
Financing Activities
Deposits and other additions to investment and universal life-type contracts	64	48
Withdrawals and other deductions from investment and universal life-type contracts	(73)	(49)
Net return of shares under incentive and stock compensation plans	(9)	(25)
Treasury stock acquired	(700)	(700)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(281)	(268)
Net cash used for financing activities	(1,009)	(1,004)
Foreign exchange rate effect on cash	(4)	7
Net increase (decrease) in cash and restricted cash	21	(122)
Cash and restricted cash – beginning of period	189	344
Cash and restricted cash– end of period	$210	$222
Supplemental Disclosure of Cash Flow Information
Income tax paid	$457	$470
Interest paid	$106	$103
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group benefits insurance and services, and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
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

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2024	2023	2024	2023
Earnings
Net income	$738	$547	$1,491	$1,082
Less: Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$733	$542	$1,481	$1,072
Shares
Weighted average common shares outstanding, basic	295.5	309.4	296.8	311.7
Dilutive effect of stock-based awards under compensation plans	4.4	3.9	4.5	4.3
Weighted average common shares outstanding and dilutive potential common shares	299.9	313.3	301.3	316.0
Net income available to common stockholders per common share
Basic	$2.48	$1.75	$4.99	$3.44
Diluted	$2.44	$1.73	$4.92	$3.39

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reporting segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial Lines	$540	$458	$1,113	$879
Personal Lines	(11)	(60)	23	(61)
Property & Casualty Other Operations	11	9	19	15
Group Benefits	171	121	279	213
Hartford Funds	44	45	89	86
Corporate	(17)	(26)	(32)	(50)
Net income	738	547	1,491	1,082
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$733	$542	$1,481	$1,072

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$926	$924	$1,843	$1,822
Liability	540	502	1,066	988
Marine	67	66	134	125
Package business	572	514	1,121	998
Property	306	244	596	472
Professional liability	200	196	403	384
Bond	80	80	158	157
Assumed reinsurance	180	143	361	281
Automobile	261	227	509	445
Total Commercial Lines	3,132	2,896	6,191	5,672
Personal Lines
Automobile	598	528	1,170	1,043
Homeowners	259	239	508	471
Total Personal Lines [1]	857	767	1,678	1,514
Group Benefits
Group disability	895	878	1,785	1,744
Group life	663	650	1,308	1,293
Other	107	102	211	202
Total Group Benefits	1,665	1,630	3,304	3,239
Hartford Funds
Mutual fund and ETF	235	226	466	449
Third-party life and annuity separate accounts	18	18	37	36
Total Hartford Funds	253	244	503	485
Corporate	10	11	20	20
Total earned premiums and fee income	5,917	5,548	11,696	10,930
Net investment income	602	540	1,195	1,055
Net realized losses	(59)	(64)	(31)	(71)
Other revenues	26	25	45	45
Total revenues	$6,486	$6,049	$12,905	$11,959
[1]For the three months ended June 30, 2024 and 2023, AARP members accounted for earned premiums of $788 and $710, respectively. For the six months ended June 30, 2024 and 2023, AARP members accounted for earned premiums of $1.55 billion and $1.40 billion, respectively.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2024	2023	2024	2023
Commercial Lines
Installment billing fees	Fee income	$11	$10	$22	$20
Personal Lines
Installment billing fees	Fee income	8	7	16	15
Insurance servicing revenues	Other revenues	25	24	44	43
Group Benefits
Administrative services	Fee income	57	56	111	107
Hartford Funds
Advisory, servicing and distribution fees	Fee income	253	244	503	485
Corporate
Investment management and other fees	Fee income	10	11	20	20
Total non-insurance revenues with customers		$364	$352	$716	$690
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$3,014	$—	$3,006	$8
Collateralized loan obligations ("CLO")	3,514	—	3,014	500
Commercial mortgage-backed securities ("CMBS")	2,942	—	2,752	190
Corporate	19,493	—	17,432	2,061
Foreign government/government agencies	546	—	546	—
Municipal	5,294	—	5,294	—
Residential mortgage-backed securities ("RMBS")	4,787	—	4,747	40
U.S. Treasuries	1,224	—	1,224	—
Total fixed maturities, AFS	40,814	—	38,015	2,799
FVO securities	272	—	112	160
Equity securities, at fair value [1]	591	325	208	58
Derivative assets
Foreign exchange derivatives	8	—	8	—
Total derivative assets [2]	8	—	8	—
Short-term investments	3,701	779	2,897	25
Total assets accounted for at fair value on a recurring basis	$45,386	$1,104	$41,240	$3,042
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$31	$—	$31	$—
Interest rate derivatives	(1)	—	(1)	—
Total derivative liabilities [3]	30	—	30	—
Total liabilities accounted for at fair value on a recurring basis	$30	$—	$30	$—

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,320	$—	$3,320	$—
CLO	3,090	—	2,977	113
CMBS	3,125	—	2,898	227
Corporate	17,866	—	16,005	1,861
Foreign government/government agencies	562	—	562	—
Municipal	6,039	—	6,039	—
RMBS	4,287	—	4,251	36
U.S. Treasuries	1,529	18	1,511	—
Total fixed maturities, AFS	39,818	18	37,563	2,237
FVO securities	327	—	160	167
Equity securities, at fair value [1]	864	333	473	58
Derivative assets
Credit derivatives	(10)	—	(10)	—
Foreign exchange derivatives	9	—	9	—
Total derivative assets [2]	(1)	—	(1)	—
Short-term investments	3,850	1,400	2,425	25
Total assets accounted for at fair value on a recurring basis	$44,858	$1,751	$40,620	$2,487
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$10	$—	$10	$—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [3]	8	—	8	—
Total liabilities accounted for at fair value on a recurring basis	$8	$—	$8	$—
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
The Company has overseas deposits included in other investments of $65 and $75 as of June 30, 2024 and December 31, 2023, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2024
CLO [3]	$97	Discounted cash flows	Spread	275 bps	275 bps	275 bps	Decrease
CMBS [3]	$188	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	190 bps	1,293 bps	451 bps	Decrease
Corporate [4]	$1,945	Discounted cash flows	Spread	11 bps	1,721 bps	335 bps	Decrease
RMBS [3]	$27	Discounted cash flows	Spread [6]	89 bps	418 bps	157 bps	Decrease
			Constant prepayment rate [6]	1%	17%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	64%	38%	Decrease
Short-term investments [3]	$16	Discounted cash flows	Spread	911 bps	911 bps	911 bps	Decrease

As of December 31, 2023
CLO [3]	$98	Discounted cash flows	Spread	268 bps	270 bps	269 bps	Decrease
CMBS [3]	$226	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	365 bps	1,315 bps	509 bps	Decrease
Corporate [4]	$1,741	Discounted cash flows	Spread	49 bps	743 bps	323 bps	Decrease
RMBS	$36	Discounted cash flows	Spread [6]	32 bps	298 bps	161 bps	Decrease
			Constant prepayment rate [6]	1%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10%	70%	41%	Decrease
Short-term investments [3]	$15	Discounted cash flows	Spread	579 bps	1,254 bps	1,225 bps	Decrease
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
As of June 30, 2024 and December 31, 2023, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2024, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2024
Assets
Fixed maturities, AFS
ABS	$16	$—	$—	$—	$—	$—	$—	$(8)	$8
CLO	184	—	—	460	(14)	—	—	(130)	500
CMBS	241	(2)	2	—	(3)	(48)	—	—	190
Corporate	1,923	—	(18)	206	(49)	(1)	—	—	2,061
RMBS	69	—	—	14	(5)	—	—	(38)	40
Total fixed maturities, AFS	2,433	(2)	(16)	680	(71)	(49)	—	(176)	2,799
FVO securities	167	(2)	—	—	(5)	—	—	—	160
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	26	—	—	—	(1)	—	—	—	25
Total Assets	$2,684	$(4)	$(16)	$680	$(77)	$(49)	$—	$(176)	$3,042

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$16	$—	$—	$—	$(8)	$8
CLO	113	—	—	590	(26)	—	—	(177)	500
CMBS	227	(2)	12	—	(5)	(48)	6	—	190
Corporate	1,861	—	(33)	312	(76)	(3)	—	—	2,061
RMBS	36	—	—	52	(10)	—	—	(38)	40
Total fixed maturities, AFS	2,237	(2)	(21)	970	(117)	(51)	6	(223)	2,799
FVO securities	167	1	—	—	(8)	—	—	—	160
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	25	—	—	1	(1)	—	—	—	25
Total Assets	$2,487	$(1)	$(21)	$971	$(126)	$(51)	$6	$(223)	$3,042

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2023
Assets
Fixed maturities, AFS
ABS	$36	$—	$—	$—	$—	$—	$—	$(36)	$—
CLO	151	—	—	—	(26)	—	—	(40)	85
CMBS	231	(2)	7	2	(1)	(5)	6	—	238
Corporate	1,643	(2)	(3)	51	(30)	(2)	4	(39)	1,622
RMBS	57	—	—	19	(7)	—	—	—	69
Total fixed maturities, AFS	2,118	(4)	4	72	(64)	(7)	10	(115)	2,014
FVO securities	172	(5)	—	—	(4)	—	—	—	163
Equity securities, at fair value	60	(1)	—	—	—	—	—	—	59
Short-term investments	187	—	—	3	(4)	—	—	—	186
Total Assets	$2,537	$(10)	$4	$75	$(72)	$(7)	$10	$(115)	$2,422

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2023
Assets
Fixed maturities, AFS
ABS	$30	$—	$—	$36	$—	$—	$—	$(66)	$—
CLO	115	—	—	40	(30)	—	—	(40)	85
CMBS	222	(2)	2	6	(1)	(5)	16	—	238
Corporate	1,589	(1)	28	117	(81)	(9)	31	(52)	1,622
RMBS	95	—	—	19	(15)	—	—	(30)	69
Total fixed maturities, AFS	2,051	(3)	30	218	(127)	(14)	47	(188)	2,014
FVO securities	178	(13)	—	—	(2)	—	—	—	163
Equity securities, at fair value	61	(2)	—	1	(1)	—	—	—	59
Short-term investments	193	—	—	4	(11)	—	—	—	186
Total Assets	$2,483	$(18)	$30	$223	$(141)	$(14)	$47	$(188)	$2,422
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CMBS	$—	$—	$1	$6	$—	$—	$10	$2
Corporate	—	(2)	(18)	(3)	—	(2)	(32)	28
Total fixed maturities, AFS	—	(2)	(17)	3	—	(2)	(22)	30
FVO securities	(2)	(5)	—	—	1	(13)	—	—
Equity securities, at fair value	—	(1)	—	—	—	(1)	—	—
Total Assets	$(2)	$(8)	$(17)	$3	$1	$(16)	$(22)	$30
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
As of June 30, 2024 and December 31, 2023, the fair value of assets using the fair value option was $272 and $327, respectively, of which $160 and $167, respectively, were residual interests of securitizations.
For the three and six months ended June 30, 2024, realized gains (losses) related to the change in fair value of assets using the fair value option were $(1) and $3, respectively. For the three and six months ended June 30, 2023, realized losses related to the change in fair value of assets using the fair value option were $3 and $11, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2024			December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,357	$5,800	Level 3	$6,087	$5,584
Liabilities
Other policyholder funds and benefits payable	Level 3	$622	$622	Level 3	$638	$639
Senior notes [2]	Level 2	$3,865	$3,415	Level 2	$3,863	$3,533
Junior subordinated debentures [2]	Level 2	$499	$445	Level 2	$499	$429
[1]As of June 30, 2024 and December 31, 2023, the carrying amount of mortgage loans is net of ACL of $48 and $51, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2024	2023	2024	2023
Gross gains on sales of fixed maturities	$6	$3	$11	$20
Gross losses on sales of fixed maturities	(75)	(21)	(86)	(60)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	(3)	24	(15)	74
Change in net unrealized gains (losses) of equity securities	17	(14)	64	(29)
Net realized and unrealized gains (losses) on equity securities	14	10	49	45
Net credit losses on fixed maturities, AFS	(1)	(3)	(2)	(8)
Change in ACL on mortgage loans	—	(5)	3	(5)
Other, net [2]	(3)	(48)	(6)	(63)
Net realized (losses)	$(59)	$(64)	$(31)	$(71)
[1]The change in net unrealized gains (losses) on equity securities still held as of June 30, 2024 and included in net realized gains (losses) were $15 and $44 for the three and six months ended June 30, 2024, respectively. The change in net unrealized gains (losses) on equity securities still held as of June 30, 2023 and included in net realized gains (losses) were $7 and $7 for the three and six months ended June 30, 2023, respectively.
[2]For the three and six months ended June 30, 2024 includes gains (losses) from transactional foreign currency revaluation of $4 and $6, respectively, and gains (losses) on non-qualifying derivatives of $(6), and $(8), respectively. For the three and six months ended June 30, 2023 includes gains (losses) from transactional foreign currency revaluation of $(9) and $(16), respectively, and gains (losses) on non-qualifying derivatives of $(39) and $(34), respectively.

Proceeds from the sales of fixed maturities, AFS totaled $2.3 billion and $2.7 billion for the three and six months ended June 30, 2024, respectively, and $0.6 billion and $2.0 billion for the three and six months ended June 30, 2023.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2024 and December 31, 2023, the Company reported accrued investment income related to fixed maturities, AFS of $395 and $371, respectively, and accrued investment income related to mortgage loans of $22 and $20, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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
For structured securities, assumptions include, but are not limited to, various performance indicators such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, loan-to-value ("LTV") ratios, average cumulative collateral loss rates that vary by vintage year, prepayment speeds, and property value declines. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30,
	2024			2023
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$6	$12	$18	$6	$11	$17
Credit losses on fixed maturities where an allowance was not previously recorded	—	1	1	2	—	2
Reduction due to sales	—	—	—	(2)	—	(2)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	—	1	1
Balance as of end of period	$6	$13	$19	$6	$12	$18

ACL on Fixed Maturities, AFS by Type
	Six Months Ended June 30,
	2024			2023
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$9	$12	$21	$2	$10	$12
Credit losses on fixed maturities where an allowance was not previously recorded	—	1	1	6	—	6
Reduction due to sales	—	—	—	(2)	—	(2)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	1	—	1	—	2	2
Write-offs charged against the allowance	(4)	—	(4)	—	—	—
Balance as of end of period	$6	$13	$19	$6	$12	$18

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2024					December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,041	$—	$11	$(38)	$3,014	$3,347	$—	$18	$(45)	$3,320
CLO	3,507	—	8	(1)	3,514	3,104	—	3	(17)	3,090
CMBS	3,234	(13)	22	(301)	2,942	3,466	(12)	19	(348)	3,125
Corporate	20,548	(6)	101	(1,150)	19,493	18,691	(9)	197	(1,013)	17,866
Foreign govt./govt. agencies	569	—	3	(26)	546	583	—	6	(27)	562
Municipal	5,555	—	80	(341)	5,294	6,207	—	131	(299)	6,039
RMBS	5,204	—	10	(427)	4,787	4,675	—	18	(406)	4,287
U.S. Treasuries	1,377	—	4	(157)	1,224	1,653	—	26	(150)	1,529
Total fixed maturities, AFS	$43,035	$(19)	$239	$(2,441)	$40,814	$41,726	$(21)	$418	$(2,305)	$39,818

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,535	$1,514	$1,526	$1,501
Over one year through five years	10,109	9,815	9,670	9,433
Over five years through ten years	6,915	6,520	6,568	6,211
Over ten years	9,490	8,708	9,370	8,851
Subtotal	28,049	26,557	27,134	25,996
Mortgage-backed and asset-backed securities	14,986	14,257	14,592	13,822
Total fixed maturities, AFS	$43,035	$40,814	$41,726	$39,818
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2024 or December 31, 2023 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$570	$(2)	$775	$(36)	$1,345	$(38)
CLO	474	(1)	68	—	542	(1)
CMBS	126	(1)	2,640	(300)	2,766	(301)
Corporate	3,476	(54)	10,653	(1,096)	14,129	(1,150)
Foreign govt./govt. agencies	94	(1)	340	(25)	434	(26)
Municipal	680	(11)	3,021	(330)	3,701	(341)
RMBS	865	(13)	2,971	(414)	3,836	(427)
U.S. Treasuries	198	(13)	794	(144)	992	(157)
Total fixed maturities, AFS in an unrealized loss position	$6,483	$(96)	$21,262	$(2,345)	$27,745	$(2,441)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$604	$(6)	$1,043	$(39)	$1,647	$(45)
CLO	209	(1)	2,249	(16)	2,458	(17)
CMBS	117	(7)	2,837	(341)	2,954	(348)
Corporate	810	(10)	11,149	(1,003)	11,959	(1,013)
Foreign govt./govt. agencies	27	—	368	(27)	395	(27)
Municipal	329	(3)	3,196	(296)	3,525	(299)
RMBS	181	(3)	3,207	(403)	3,388	(406)
U.S. Treasuries	120	(11)	1,121	(139)	1,241	(150)
Total fixed maturities, AFS in an unrealized loss position	$2,397	$(41)	$25,170	$(2,264)	$27,567	$(2,305)
As of June 30, 2024, fixed maturities, AFS in an unrealized loss position consisted of 4,033 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2024, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the six months ended June 30, 2024, was primarily attributable to higher interest rates.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, municipal bonds, and CMBS, which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. As of June 30, 2024, the Company did not have any mortgage loans for which an ACL was established on an individual basis.
There were no mortgage loans held-for-sale as of June 30, 2024 or December 31, 2023. In addition, for the three and six months ended June 30, 2024 and 2023, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ACL as of beginning of period	$48	$36	$51	$36
Current period provision (release)	—	5	(3)	5
ACL as of June 30,	$48	$41	$48	$41
The release in the allowance for the six months ended June 30, 2024, is primarily attributable to improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans. The increase in the allowance for the three and six months ended June 30, 2023, is primarily attributable to the overall weaker projected real estate fundamentals, and to a lesser extent, net additions of new loans.
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of June 30, 2024, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$16	1.14x	$38	1.03x	$—	—x	$103	0.83x	$157	0.91x
65% - 80%	31	1.31x	—	—x	189	2.12x	488	2.35x	89	3.58x	363	1.80x	1,160	2.20x
Less than 65%	248	1.69x	466	1.42x	746	2.76x	1,044	3.17x	531	3.03x	2,053	2.78x	5,088	2.71x
Total mortgage loans	$279	1.65x	$466	1.42x	$951	2.60x	$1,570	2.86x	$620	3.11x	$2,519	2.56x	$6,405	2.57x
[1]Amortized cost of mortgage loans excludes ACL of $48.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$16	1.09x	$38	1.05x	$—	—x	$—	—x	$105	1.41x	$159	1.29x
65% - 80%	—	—x	189	2.13x	457	2.42x	95	3.47x	98	1.77x	252	1.77x	1,091	2.25x
Less than 65%	400	1.47x	724	2.75x	1,105	2.99x	527	2.92x	679	2.90x	1,453	2.67x	4,888	2.72x
Total mortgage loans	$400	1.47x	$929	2.60x	$1,600	2.78x	$622	3.00x	$777	2.76x	$1,810	2.47x	$6,138	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $51.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans by Region
	June 30, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$375	5.9%	$368	6.0%
Middle Atlantic	253	3.9%	238	3.9%
Mountain	735	11.5%	699	11.4%
New England	349	5.4%	351	5.7%
Pacific	1,351	21.1%	1,326	21.6%
South Atlantic	1,819	28.4%	1,776	28.9%
West North Central	104	1.6%	103	1.7%
West South Central	567	8.9%	445	7.2%
Other [1]	852	13.3%	832	13.6%
Total mortgage loans	6,405	100.0%	6,138	100.0%
ACL	(48)		(51)
Total mortgage loans, net of ACL	$6,357		$6,087
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,651	41.4%	$2,363	38.5%
Multifamily	2,184	34.1%	2,200	35.9%
Office	565	8.8%	578	9.4%
Retail [1]	926	14.5%	917	14.9%
Single Family	79	1.2%	80	1.3%
Total mortgage loans	6,405	100.0%	6,138	100.0%
ACL	(48)		(51)
Total mortgage loans, net of ACL	$6,357		$6,087
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2024 and December 31, 2023, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2024, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.8 billion, of which $4.6 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company serviced mortgage loans with a total outstanding principal balance of $9.4 billion, of which $4.4 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2024 and December 31, 2023, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2024 and December 31, 2023 was limited to the total carrying value of $3.1 billion and $3.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of June 30, 2024 and December 31, 2023, the Company has outstanding commitments totaling $1.8 billion and $1.7 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company recognized amortization of $1 and $2, respectively, and related tax benefits of $3 and $5, respectively. For the three and six months ended June 30, 2023, the Company recognized amortization of $0 and less than $1, respectively, and related tax benefits of less than $1 for both periods. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $23 and $20 as of June 30, 2024, and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company has outstanding commitments related to affordable housing projects of $215 and $180, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of both June 30, 2024 and December 31, 2023, the Company reported $10 within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of June 30, 2024 and December 31, 2023, the Company pledged collateral of $6 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,306	$2,339
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	935	890
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	30	30
Fixed maturities in Lloyd's trust account	111	154
Other investments	65	75
Total Other Restricted Investments	$3,447	$3,488

|

Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2024 and December 31, 2023, the notional amount of interest rate swaps in offsetting relationships was $344 and $6.6 billion, respectively.
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2024	Dec. 31, 2023	Jun 30, 2024	Dec. 31, 2023	Jun 30, 2024	Dec. 31, 2023	Jun 30, 2024	Dec. 31, 2023
Cash flow hedges
Interest rate swaps	$4,100	$3,450	$2	$(1)	$2	$1	$—	$(2)
Foreign currency swaps	657	644	39	13	50	29	(11)	(16)
Total cash flow hedges	4,757	4,094	41	12	52	30	(11)	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	989	6,626	(3)	(5)	1	—	(4)	(5)
Foreign exchange contracts
Foreign currency swaps and forwards	657	645	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	995	998	—	—	26	27	(26)	(27)
Total non-qualifying strategies	2,641	8,269	(3)	(5)	27	27	(30)	(32)
Total cash flow hedges and non-qualifying strategies	$7,398	$12,363	$38	$7	$79	$57	$(41)	$(50)
Balance Sheet Location
Fixed maturities, available-for-sale	$657	$645	$—	$—	$—	$—	$—	$—
Other investments	5,453	1,662	8	(1)	36	18	(28)	(19)
Other liabilities	1,288	10,056	30	8	43	39	(13)	(31)
Total derivatives	$7,398	$12,363	$38	$7	$79	$57	$(41)	$(50)
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

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2024
Other investments	$79	$79	$8	$(8)	$—	$—
Other liabilities	$(41)	$(38)	$30	$(33)	$(2)	$(1)

As of December 31, 2023
Other investments	$57	$55	$(1)	$3	$—	$2
Other liabilities	$(50)	$(36)	$8	$(22)	$(13)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$(4)	$(14)	$(21)	$(4)
Foreign currency swaps	15	(7)	32	(10)
Total	$11	$(21)	$11	$(14)

Gains (Losses) Reclassified from AOCI into Income
	Three months ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(8)	$5	$(7)	$4	$(15)	$9	$(15)	$7
Foreign currency swaps	3	—	3	—	6	—	5	—
Total	$(5)	$5	$(4)	$4	$(9)	$9	$(10)	$7

Total amounts presented on the Condensed Consolidated Statement of Operations	$602	$50	$540	$50	$1,195	$100	$1,055	$100
As of June 30, 2024, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $9. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses)
as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the three and six months ended June 30, 2024 and 2023, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate contracts
Interest rate swaps and futures	$(6)	$(3)	$(3)	$18
Credit contracts
Credit derivatives that purchase credit protection	—	(36)	—	(52)
Equity contracts
Equity index options	—	—	(5)	—
Total [1]	$(6)	$(39)	$(8)	$(34)
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	4 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	25	4 years	Corporate Credit	B+	396	(25)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC-	1	1
Total [5]	$498	$23				$498	$(23)

As of December 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	5 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	24	4 years	Corporate Credit	B+	396	(24)
Below investment grade risk exposure	2	(1)	Less than 1 year	CMBS Credit	CCC-	2	1
Total [5]	$499	$22				$499	$(22)
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
.
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2024 and December 31, 2023, the Company has pledged cash collateral associated with derivative instruments of $26 and $25, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2024 and December 31, 2023, the Company pledged securities collateral associated with derivative instruments with a fair value of $2 and $14, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2024 and December 31, 2023, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $13 and $16, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $142 and $112, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2024 and December 31, 2023, the Company accepted cash collateral associated with derivative instruments of $73 and $49, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2024 and December 31, 2023, with a fair value of $0 for both periods, which the Company has the right to repledge or sell. As of June 30, 2024 and December 31, 2023, the Company had no repledged securities. In addition, as of June 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of June 30, 2024	As of December 31, 2023
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,025	$5,303
Receivables for loss sensitive business, by credit quality:
AA	91	94
A	59	54
BBB	140	136
BB	91	84
Below BB	45	45
Total receivables for loss sensitive business	426	413

Total Premiums Receivable and Agents' Balances, Gross	6,451	5,716
ACL	(116)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,335	$5,607
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2024			June 30, 2023
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$91	$20	$111	$86	$25	$111
Current period provision	15	1	16	19	—	19
Current period write-offs	(12)	—	(12)	(13)	—	(13)
Current period recoveries	1	—	1	2	—	2
Ending ACL	$95	$21	$116	$94	$25	$119

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2024			June 30, 2023
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$89	$20	$109	$85	$24	$109
Current period provision	30	1	31	31	1	32
Current period write-offs	(27)	—	(27)	(27)	—	(27)
Current period recoveries	3	—	3	5	—	5
Ending ACL	$95	$21	$116	$94	$25	$119
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

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2024				As of December 31, 2023
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,319	$—	$—	$2,319	$2,398	$—	$—	$2,398
A+	2,062	263	234	2,559	2,030	251	241	2,522
A	816	1	—	817	810	1	—	811
A-	631	4	—	635	653	5	—	658
B++	3	—	2	5	2	—	3	5
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,853	268	236	6,357	5,915	257	244	6,416
Mandatory (Assigned) and Voluntary Risk Pools	212	—	—	212	208	—	—	208
Captives	367	—	—	367	353	—	—	353
Other not rated companies	219	6	—	225	226	4	—	230
Gross Reinsurance Recoverables	6,651	274	236	7,161	6,702	261	244	7,207
Allowance for uncollectible reinsurance	(99)	(1)	(2)	(102)	(100)	(1)	(2)	(103)
Net Reinsurance Recoverables	$6,552	$273	$234	$7,059	$6,602	$260	$242	$7,104
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

Allowance for Uncollectible Reinsurance for the Three and Six Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
P&C beginning allowance for uncollectible reinsurance	$98	$102	$100	$102
Beginning allowance for disputed amounts	54	58	57	60
P&C beginning ACL	44	44	43	42
Current period provision	1	1	2	3
P&C ending ACL	45	45	45	45
Ending allowance for disputed amounts	54	62	54	62
P&C ending allowance for uncollectible reinsurance	99	107	99	107
Group Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$102	$110	$102	$110

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$34,044	$33,083
Reinsurance and other recoverables	6,696	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	27,348	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,088	4,712
Prior accident year development [1]	(171)	(39)
Total provision for unpaid losses and loss adjustment expenses	4,917	4,673
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	61	—
Payments
Current accident year	(987)	(997)
Prior accident years	(2,849)	(3,731)
Total payments	(3,836)	(4,728)
Foreign currency adjustment	(9)	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	28,481	26,581
Reinsurance and other recoverables	6,656	6,448
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$35,137	$33,029
[1]Prior accident year development for the six months ended June 30, 2024 includes a $61 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover (the "Navigator's ADC") as the Company began collection recoveries of the ceded losses from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc, during the period. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2024	2023
Workers’ compensation	$(119)	$(113)
Workers’ compensation discount accretion	23	22
General liability	49	28
Marine	(1)	(1)
Package business	(1)	(8)
Commercial property	(5)	—
Professional liability	(7)	(3)
Bond	(22)	12
Assumed reinsurance	24	17
Automobile liability - Commercial Lines	10	6
Automobile liability - Personal Lines	(13)	—
Homeowners	(10)	1
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(38)	(44)
Uncollectible reinsurance	—	12
Other reserve re-estimates, net	—	32
Prior accident year development before change in deferred gain	(110)	(39)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(61)	—
Total prior accident year development	$(171)	$(39)
[1]The $61 change in deferred gain on retroactive reinsurance for the six months ended June 30, 2024, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the six months ended June 30, 2024
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year includes a $20 reduction of COVID-19 related reserves driven by favorable claim count emergence.
General liability reserves were increased primarily in response to higher frequency of large losses within certain lines in the 2016 to 2019 accident years, with some modest increases in the more recent accident years. In addition, reserves for sexual molestation and sexual abuse claims were increased for older accident years. Lastly, reserves for extra contractual liability claims and other miscellaneous run-off lines were reduced in response to recent favorable loss activity.
Professional liability reserves decreased modestly due to favorable development on directors' and officers' ("D&O") claims driven by the 2020 to 2022 accident years, partially offset by deterioration in older accident years.
Bond reserves decreased due to favorable development on commercial and contract surety driven by accident years 2019 and prior.
Assumed reinsurance reserves were increased due to higher reserve estimates in the Latin America surety and Latin America P&C businesses related to the 2020 to 2023 accident years.
Automobile liability reserves - Commercial Lines increased primarily due to adverse loss development within accident year 2022 driven by higher severity than estimated.
Automobile liability reserves - Personal Lines were decreased primarily in response to better than anticipated accident year 2023 claim severity for property damage liability.
Catastrophes reserves were decreased primarily within Commercial Lines driven by a reduction in reserves in accident years 2021 to 2022 related to favorable emergence related to various hail events, as well as favorable development in accident year 2022 related to Hurricane Ian.
Other reserve re-estimates, net, included a decrease in reserves due to lower severity than expected on Personal Lines automobile physical damage for accident year 2023, offset by an increase in reserves related to unfavorable development from participation in involuntary market pools.
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
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the three and six months ended June 30, 2024, the Company collected recoveries from NICO and as a result amortized $37 and $61 of the deferred gain within benefits, losses and loss adjustment expenses in the three and six month periods, respectively. As of June 30, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $148 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,274	$8,160
Reinsurance recoverables	254	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,020	7,915
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,662	2,622
Prior year's discount accretion	103	103
Prior incurral year development [1]	(339)	(265)
Total provision for unpaid losses and loss adjustment expenses [2]	2,426	2,460
Payments
Current incurral year	(1,071)	(1,012)
Prior incurral years	(1,455)	(1,416)
Total payments	(2,526)	(2,428)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,920	7,947
Reinsurance recoverables	266	243
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,186	$8,190
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $92 and $91 for the six months ended June 30, 2024 and 2023, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2024
Group disability- Prior period reserve estimates decreased by approximately $282 largely driven by group long-term disability claim incidence lower than prior assumptions and favorable recoveries on prior incurral year claims, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $56 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the six months ended June 30,
	2024			2023
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$49			$47
Balance, ending of the period		$45			$44

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$137	$113	$185	$140	$112	$192
Beginning adjustment for changes in single-A rate	7	(11)	(32)	4	(14)	(39)
Beginning balance at original discount rate	130	124	217	136	126	231
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	1	2	—	1	3	(1)
Adjusted beginning balance	131	126	217	137	129	230
Interest accrual and other	3	9	3	4	9	3
Benefit Payments	(6)	(16)	(12)	(6)	(14)	(9)
Ending balance at original discount rate	128	119	208	135	124	224
Ending adjustment for changes in single-A rate	1	(14)	(36)	4	(15)	(38)
Ending balance at single-A rate	$129	$105	$172	$139	$109	$186

Net reserve for future policy benefits	$129	$60	$172	$139	$65	$186
Weighted-average duration of the reserve for future policy benefits (years)	9.0	11.5	6.3	9.1	12.2	6.3

Net Reserve for Future Policy Benefits
	As of June 30,
	2024	2023
Payout Annuities	$129	$139
Life Conversions	60	65
Paid-up Life	172	186
Deferred Profit Liability	20	19
Other	83	80
Total	$464	$489

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of June 30,
	2024	2023
Payout Annuities [1]
Expected future benefit payments	$252	$267
Life Conversions
Expected future gross premiums	$109	$117
Expected future benefit payments	$199	$208
Paid-up Life [1]
Expected future benefit payments	$268	$290
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-Average Interest Rates
	As of June 30,
	2024	2023
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.5%	5.2%
Life Conversions
Interest accretion rate	4.2%	4.2%
Current discount rate	5.5%	5.2%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.4%	5.3%
Gross premiums and interest accretion recognized on long-duration insurance policies for the six months ended June 30, 2024 and 2023 were immaterial.

11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $622 and $647 as of June 30, 2024 and 2023 respectively, included universal life long-duration contacts of $210 and $228 as well as policyholder balances related to short-duration contracts of $412 and $419. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the six months ended June 30,
	2024	2023
Balance, beginning of the period	$223	$232
Premiums Received	6	6
Policy Charges	(13)	(10)
Surrenders and Withdrawals	(4)	(2)
Benefit Payments	(6)	(3)
Interest Credited	4	5
Balance, end of the period	$210	$228
Weighted-average crediting rate	4.2%	4.2%
Net Amount at Risk [1]	$870	$950
Cash Surrender Value	$209	$226
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of June 30, 2024 and 2023, universal life contracts of $209 and $227, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tax provision at U.S. federal statutory rate	$192	$141	$383	$278
Nontaxable investment income	(11)	(9)	(22)	(20)
Other	(7)	(7)	(29)	(15)
Provision for income taxes	$174	$125	$332	$243
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$27	$23	$26	$22
Gross increases - tax positions in current period	—	1	1	2
Lapse of statute of limitations	—	(1)	—	(1)
Balance, end of period	$27	$23	$27	$23
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
Other Tax Matters
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction, and as part of this assessment, the Company reduced the valuation allowance related to the deferred tax asset for foreign net operating losses from $12 as of December 31, 2023 to $0 as of June 30, 2024. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
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
The Company has obtained numerous dismissals in its favor and affirmances on appeal and continues to vigorously defend the remaining suits in the trial and appellate courts. Nevertheless, given the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits still present uncertainties and contingencies that are not yet fully known, including whether additional claims or lawsuits could be filed, the extent to which any state or nationwide classes will be certified, and the size and scope of any such classes. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, almost none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss to allow management to reasonably estimate the possible loss or range of loss, if any. Thus, despite the high percentage of favorable outcomes to date in both the trial and appellate courts, given the lack of certainty around the remaining lawsuits, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate, could have a material adverse effect on the Company’s consolidated operating results or liquidity.
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
For its Run-off A&E claims, as of June 30, 2024, the Company reported $182 of net A&E reserves, including the benefit of losses ceded to an A&E ADC with NICO (collectively the "A&E ADC"). In addition, the Company has recorded a $788 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of June 30, 2024, the Company has incurred $1,438 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $62 of coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior could ultimately exceed the $1.5 billion treaty limit in which case any adverse development in excess of the treaty limit would be absorbed as a charge to earnings by the Company. In these scenarios, the effect of these charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2024 was $29 for which the legal entities have posted collateral of $28 in the normal course of business. Based on derivative contractual terms as of June 30, 2024, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

|

Table of Contents	Note 14 - Equity
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. EQUITY
Equity Repurchase Program
During the six months ended June 30, 2024 and 2023, the Company repurchased $700 (7.3 million shares) and $700 (9.7 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of June 30, 2024, the Company has $648 remaining for equity repurchases under the current $3.0 billion share repurchase program, which is effective until December 31, 2024. During the period July 1, 2024 through July 24, 2024, the Company repurchased $105 (1.0 million shares) under this repurchase program.
In addition to the authorization covering the period from August 1, 2022 to December 31, 2024, in July, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,642)	$(7)	$21	$36	$30	$(1,435)	$(2,997)
OCI before reclassifications	(184)	—	11	(1)	6	(1)	(169)
Amounts reclassified from AOCI	70	—	—	—	—	9	79
OCI, before tax	(114)	—	11	(1)	6	8	(90)
Income tax benefit (expense)	24	—	(2)	—	(1)	(2)	19
OCI, net of tax	(90)	—	9	(1)	5	6	(71)
Ending balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(393)	1	11	(3)	13	1	(370)
Amounts reclassified from AOCI	77	—	—	—	—	16	93
OCI, before tax	(316)	1	11	(3)	13	17	(277)
Income tax benefit (expense)	66	—	(2)	1	(3)	(4)	58
OCI, net of tax	(250)	1	9	(2)	10	13	(219)
Ending balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(70)	$(77)	Net realized gains (losses)
	(70)	(77)	Total before tax
	(15)	(16)	Income tax expense
	$(55)	$(61)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(8)	$(15)	Net investment income
Interest rate swaps	5	9	Interest expense
Foreign currency swaps	3	6	Net investment income
	—	—	Total before tax
	—	—	Income tax expense
	$—	$—	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(19)	Insurance operating costs and other expenses
	(9)	(16)	Total before tax
	(2)	(3)	Income tax expense
	$(7)	$(13)	Net income
Total amounts reclassified from AOCI	$(62)	$(74)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,008)	$(13)	$48	$33	$27	$(1,341)	$(3,254)
OCI before reclassifications	(362)	2	(21)	4	6	(1)	(372)
Amounts reclassified from AOCI	21	2	—	—	—	7	30
OCI, before tax	(341)	4	(21)	4	6	6	(342)
Income tax benefit (expense)	72	(1)	4	(1)	(1)	(1)	72
OCI, net of tax	(269)	3	(17)	3	5	5	(270)
Ending balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	353	(6)	(14)	6	(4)	—	335
Amounts reclassified from AOCI	48	2	3	—	—	13	66
OCI, before tax	401	(4)	(11)	6	(4)	13	401
Income tax benefit (expense)	(84)	1	2	(1)	1	(3)	(84)
OCI, net of tax	317	(3)	(9)	5	(3)	10	317
Ending balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)

|

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Available-for-sale fixed maturities	$(21)	$(48)	Net realized gains (losses)
	(21)	(48)	Total before tax
	(4)	(10)	Income tax expense
	$(17)	$(38)	Net income
Unrealized Losses on Fixed Maturities with ACL
Available-for-sale fixed maturities	$(2)	$(2)	Net realized gains (losses)
	(2)	(2)	Total before tax
	(1)	(1)	Income tax expense
	$(1)	$(1)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(7)	$(15)	Net investment income
Interest rate swaps	4	7	Interest expense
Foreign currency swaps	3	5	Net investment income
	—	(3)	Total before tax
	—	(1)	Income tax expense
	$—	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(8)	(16)	Insurance operating costs and other expenses
	(7)	(13)	Total before tax
	(1)	(3)	Income tax expense
	$(6)	$(10)	Net income
Total amounts reclassified from AOCI	$(24)	$(51)	Net income

|

Table of Contents	Note 16 - Employee Benefit Plans
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
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2024.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1	$1	$1	$2	$—	$—	$—	$—
Interest cost	44	45	88	90	1	2	3	4
Expected return on plan assets	(58)	(59)	(115)	(118)	—	(1)	—	(1)
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	9	7	17	14	1	1	2	2
Net periodic cost (benefit)	$(4)	$(6)	$(9)	$(12)	$1	$1	$2	$2
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
Subsequent to June 30, 2024, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $126, before tax, and will be recognized in Corporate for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended June 30,		Incurred in the Six Months Ended June 30,		Cumulative Incurred Through June 30, 2024	Total Amount Expected to be Incurred
	2024	2023	2024	2023
Severance benefits	$—	$—	$—	$(3)	$35	$35
IT costs	—	1	—	2	25	25
Professional fees and other expenses	—	2	1	4	65	66
Total restructuring and other costs, before tax	$—	$3	$1	$3	$125	$126

|

Table of Contents	Index to MD&A
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
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we use certain terms and abbreviations, the more commonly used are summarized in the Acronyms section.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$738	$547	$1,491	$1,082
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	733	542	1,481	1,072
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	58	53	28	60
Restructuring and other costs, before tax	—	3	1	3
Integration and other non-recurring M&A costs, before tax	2	2	4	4
Change in deferred gain on retroactive reinsurance, before tax [1]	(37)	—	(61)	—
Income tax expense (benefit) [2]	(6)	(12)	6	(15)
Core earnings	$750	$588	$1,459	$1,124
[1]During 2024, the Company collected recoveries from National Indemnity Company ("NICO”), a subsidiary of Berkshire Hathaway Inc. related to the Navigators adverse development cover ("Navigators ADC") and as a result amortized $37 and $61 of the deferred gain within benefits, losses and loss adjustment expenses in the three and six month periods, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial Lines
Net income	$540	$458	$1,113	$879
Adjustments to reconcile net income to underwriting gain:
Net investment income	(402)	(364)	(793)	(702)
Net realized losses	50	51	38	70
Other expense	1	—	3	—
Income tax expense	130	109	259	209
Underwriting gain	$319	$254	$620	$456
Personal Lines
Net income (loss)	$(11)	$(60)	$23	$(61)
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(50)	(34)	(100)	(72)
Net realized losses	8	5	7	6
Net servicing and other income	(6)	(7)	(10)	(13)
Income tax expense (benefit)	(4)	(17)	4	(18)
Underwriting loss	$(63)	$(113)	$(76)	$(158)
P&C Other Operations
Net income	$11	$9	$19	$15
Adjustments to reconcile net income to underwriting loss:
Net investment income	(19)	(17)	(37)	(33)
Net realized losses	3	1	3	4
Income tax expense	3	3	4	4
Underwriting loss	$(2)	$(4)	$(11)	$(10)
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SECOND QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $191 or 35%	Ý	Increased $0.71 or 41%	Ý	Increased $2.00 or 4%
+	The effect of higher earned premiums in P&C and Group Benefits	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher favorable prior accident year development	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effect of share repurchases
+	Higher net investment income			-	Impact of an increase in net unrealized losses on AFS securities in AOCI
+	Improved current accident year loss and LAE ratio before catastrophes in P&C
+	Improved group life loss ratio
-	Higher catastrophe losses in P&C

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 2.6 points	Ý	Increased 2.7 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates and an increased yield on variable-rate securities	-	Improved current accident year loss and LAE ratio before catastrophes	+	Improved group life loss ratio
		-	Higher favorable prior accident year development	+	The effect of higher fully insured ongoing premiums
-	Lower returns on limited partnerships and other alternative investments
		+	Higher catastrophe losses	+	Lower net realized losses

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the segment operating results sections of MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Earned premiums	$5,578	$5,220	7%	$11,024	$10,283	7%
Fee income	339	328	3%	672	647	4%
Net investment income	602	540	11%	1,195	1,055	13%
Net realized losses	(59)	(64)	8%	(31)	(71)	56%
Other revenues	26	25	4%	45	45	—%
Total revenues	6,486	6,049	7%	12,905	11,959	8%
Benefits, losses and loss adjustment expenses	3,661	3,580	2%	7,272	7,062	3%
Amortization of deferred policy acquisition costs	561	502	12%	1,106	993	11%
Insurance operating costs and other expenses	1,285	1,225	5%	2,568	2,441	5%
Interest expense	50	50	—%	100	100	—%
Amortization of other intangible assets	17	17	—%	35	35	—%
Restructuring and other costs	—	3	(100%)	1	3	(67)%
Total benefits, losses and expenses	5,574	5,377	4%	11,082	10,634	4%
Income, before tax	912	672	36%	1,823	1,325	38%
Income tax expense	174	125	39%	332	243	37%
Net income	738	547	35%	1,491	1,082	38%
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$733	$542	35%	$1,481	$1,072	38%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023
Net income available to common stockholders increased by $191, primarily driven by:
•An increase in P&C underwriting gain of $117, before tax, driven by the effect of earned premium growth, a higher level of favorable prior accident year reserve development, and a lower CAY loss and LAE ratio before catastrophes in both Personal Lines and Commercial Lines, partially offset by higher current accident year catastrophes;
•Higher net investment income of $62, before tax, primarily driven by a higher level of invested assets and a higher yield on fixed maturities, partially offset by lower income from limited partnerships and other alternative investments; and
•In Group Benefits, improved group life loss ratio driven by lower claim severity experience and the effect of higher fully insured ongoing premiums.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums

Earned premiums increased $358 primarily due to:
•An increase in P&C reflecting a 8% increase in Commercial Lines and an 12% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across all lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.
Fee income increased primarily due to a $9 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve months.

Net Investment Income

Net investment income increased primarily due to a higher level of invested assets, the impact of reinvesting at higher interest rates, and a higher yield on variable-rate securities, partially offset by a lower level of income on limited partnerships and other alternative investments.
Net realized losses improved slightly primarily due to no losses on credit derivatives in the 2024 period compared to losses in the 2023 period and gains on transactional foreign currency revaluation in the 2024 period compared to losses in the 2023 period. These increases were mostly offset by higher net losses on sales of fixed maturities in the 2024 period compared to the 2023 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,403
$2,512
2023 QTD
2024 QTD

Benefits, losses and loss adjustment expenses increased due to:
•An increase in Property & Casualty of $109 which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $131, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower CAY loss and LAE ratio in both Commercial Lines and Personal Lines;
–An increase in current accident year catastrophe losses of $54, before tax. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, mainly in the South, Midwest and Mountain West.
Partially offset by:
–Net favorable prior accident year reserve development of $115, before tax, in P&C compared $39 in the prior year period. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Lines automobile liability, and homeowners, partially offset by increases in reserves for general liability, assumed reinsurance, and Commercial Lines automobile liability. The 2024 period also included a benefit of $37 related to amortization of the Navigators ADC deferred gain. Prior accident year reserve development for the 2023 period was primarily driven by decreases in reserves related to catastrophes and workers’ compensation, partly offset by increases in reserves for general liability, assumed reinsurance, and bond.
Losses and LAE Incurred for Group Benefits

$1,500
$1,250
$1,000
$750
$500
$250
$0
$1,175
$1,147
2023 QTD
2024 QTD

For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A decrease in Group Benefits of $28, before tax, primarily driven by the impact of a lower group life loss ratio and a higher New York paid family leave risk adjustment benefit, partially offset by the effect of higher earned premiums and a higher loss ratio on paid family and medical leave products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business
Insurance operating costs and other expenses increased due to:
•Increased expense from higher staffing costs, including higher incentive compensation, and commissions in Commercial Lines and Group Benefits, partly in response to increased business volume; and
•Higher direct marketing costs in Personal Lines.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
Net income available to common stockholders increased by $409 primarily driven by:
•An increase in P&C underwriting gain of $245, before tax, driven by the effect of earned premium growth, including a lower expense ratio, a higher level of favorable prior accident year reserve development, and lower CAY loss and LAE ratio before catastrophes in both Personal Lines and Commercial Lines, partially offset by higher current accident year catastrophe losses;
•Higher net investment income of $140, before tax, primarily driven by a higher level of invested assets and a higher yield on fixed maturities, partially offset by lower income from limited partnerships and other alternative investments;
•Lower net realized losses of $40, before tax; and
•In Group Benefits, a lower group life loss ratio and the effect of higher fully insured ongoing premiums, partially offset by a higher expense ratio.
For a discussion of the Company's operating results by segment, see MD&A - Segment Operating Summaries.
REVENUE
Earned Premiums

Earned premiums increased by $741, or 7%, primarily due to:
•An increase in P&C reflecting a 9% increase in Commercial Lines and a 11% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across all lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.

Net Investment Income

Fee income increased, primarily due to an $18 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve months.
Net investment income increased primarily due to a higher level of invested assets, the impact of reinvesting at higher interest rates, and a higher yield on variable-rate securities, partially offset by a lower level of income on limited partnerships and other alternative investments.
Net realized losses improved primarily due to no losses on credit derivatives in the 2024 period compared to the 2023 period and gains on transaction foreign currency revaluation in the 2024 period compared to losses in the 2023 period. These increases were partially offset by higher net losses on sales of fixed maturities in the 2024 period compared to the 2023 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $210, due to:
•An increase in Property & Casualty of $244, which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $346, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower CAY loss and LAE ratio, in Commercial Lines and Personal Lines; and
–An increase in current accident year catastrophe losses of $30, before tax. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and, to a lesser extent, from winter storms, mainly in the Northeast, Pacific and South regions. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts.

Losses and LAE Incurred for Group Benefits
Partially offset by:
–Net favorable prior accident year reserve development of $171, before tax, in P&C compared to net favorable prior accident year reserve development in the 2023 period of $39. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Lines automobile liability, and homeowners, partially offset by increases in reserves for general liability, assumed reinsurance, and Commercial Lines automobile liability. The 2024 period also included a benefit of $61 related to amortization of the Navigators ADC deferred gain. Favorable prior year reserve development in the 2023 period was primarily driven by decreases in reserves related to workers' compensation and catastrophes, offset by increases in reserves for general liability, Personal Lines automobile physical damage, assumed reinsurance, bond, and uncollectible reinsurance. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A decrease in Group Benefits of $34, before tax, primarily driven by the impact of a lower group life loss ratio, favorable long-term disability claim recoveries and incidence, and a higher New York paid family leave risk adjustment benefit, partially offset by the effect of higher earned premiums and a higher loss ratio on paid family and medical leave products.
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
•Increased expense from higher staffing costs, including higher incentive compensation, and commissions in Commercial Lines and Group Benefits, partly in response to increased business volume; and
•Higher direct marketing costs in Personal Lines.

Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$40,814	71.8%	$39,818	71.2%
Fixed maturities, at fair value using the fair value option ("FVO Securities")	272	0.5%	327	0.6%
Equity securities, at fair value	591	1.0%	864	1.5%
Mortgage loans (net of allowance for credit losses ("ACL") of $48 and $51)	6,357	11.2%	6,087	10.9%
Limited partnerships and other alternative investments	4,905	8.6%	4,785	8.6%
Other investments [1]	250	0.4%	191	0.3%
Short-term investments	3,701	6.5%	3,850	6.9%
Total investments	$56,890	100.0%	$55,922	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
June 30, 2024 compared to December 31, 2023
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds and securitized products, partially offset by net reductions to tax-exempt municipal bonds and U.S. treasuries, as well as an overall decrease in valuations due to higher interest rates.

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$537	4.6%	$460	4.2%	$1,063	4.5%	$905	4.1%
Equity securities	6	3.8%	9	3.3%	15	4.1%	22	3.1%
Mortgage loans	65	4.1%	58	3.8%	128	4.1%	115	3.8%
Limited partnerships and other alternative investments	16	1.3%	32	2.9%	32	1.3%	58	2.7%
Other [3]	1		4		7		2
Investment expense	(23)		(23)		(50)		(47)
Total net investment income	$602	4.1%	$540	3.9%	$1,195	4.1%	$1,055	3.8%
Total net investment income excluding limited partnerships and other alternative investments	$586	4.4%	$508	4.0%	$1,163	4.3%	$997	3.9%
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Total net investment income increased primarily due to a higher level of invested assets, the impact of reinvesting at higher rates, and a higher yield on variable-rate securities, partially offset by lower income from limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates and a higher yield on variable-rate securities.
Average reinvestment rates, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and six months ended June 30, 2024 were 6.4% and 6.2%, respectively, which were above the average yield of sales and maturities of 4.9% and 4.9%, respectively. Average reinvestment rates for the three and six months ended June 30, 2023, were 5.3% and 5.6%, respectively, which were above the average yield of sales and maturities of 4.1% and 4.1%, respectively.
For the 2024 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2023 due to the higher rate environment. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2024	2023	2024	2023
Gross gains on sales of fixed maturities	$6	$3	$11	$20
Gross losses on sales of fixed maturities	(75)	(21)	(86)	(60)
Equity securities [1]	14	10	49	45
Net credit losses on fixed maturities, AFS [2]	(1)	(3)	(2)	(8)
Change in ACL on mortgage loans [3]	—	(5)	3	(5)
Other, net [4]	(3)	(48)	(6)	(63)
Net realized losses	$(59)	$(64)	$(31)	$(71)
[1]The change in net unrealized gains (losses) on equity securities still held as of June 30, 2024 and included in net realized gains (losses) were $15 and $44 for the three and six months ended June 30, 2024, respectively. The change in net unrealized gains (losses) on equity securities still held as of June 30, 2023 and included in net realized gains (losses) were $7 and $7 for the three and six months ended June 30, 2023, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and six months ended June 30, 2024, includes gains (losses) from transactional foreign currency revaluation of $4 and $6, respectively, and gains (losses) on non-qualifying derivatives of $(6) and $(8), respectively. For the three and six months ended June 30, 2023, includes gains (losses) from transactional foreign currency revaluation of $(9) and $(16), respectively, and gains (losses) on non-qualifying derivatives of $(39) and $(34), respectively.
Three and six months ended June 30, 2024
Gross gains and losses on sales were primarily due to sales of U.S. treasuries, corporate securities, and tax-exempt municipals to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2024 primarily included losses of $6 and $3, respectively, on interest rate derivatives driven by changes in interest rates, and gains of $4 and $6, respectively, on transactional foreign currency revaluation. Also included for the six month period ended June 30, 2024 were losses of $5 on equity derivatives due to higher equity market levels.
Three and six months ended June 30, 2023
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals, in addition to sales of U.S. treasuries for duration and/or liquidity management.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2023 primarily included losses of $36 and $52, respectively, on credit derivatives primarily due to changes in valuation, and losses of $9 and $16, respectively, on transactional foreign currency revaluation. Also included for the six month period ended June 30, 2023 were losses of $11 on FVO securities due to changes in credit spreads and gains of $18 on interest rate derivatives driven by an increase in interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2023 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2024.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2024

P&C Other
$646
2%
Personal
Lines
$2,196
8%
Commercial
Lines
$25,639
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,475	1,172	—	4,647
Current accident year catastrophes	264	177	—	441
Prior accident year development [1]	(137)	(41)	7	(171)
Total provision for unpaid losses and loss adjustment expenses	3,602	1,308	7	4,917
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	61	—	—	61
Payments	(2,597)	(1,152)	(87)	(3,836)
Foreign currency adjustment	(9)	—	—	(9)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,639	2,196	646	28,481
Reinsurance and other recoverables	4,605	24	2,027	6,656
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,244	$2,220	$2,673	$35,137
Earned premiums and fee income	$6,191	$1,678
Loss and loss expense paid ratio [2]	41.9	68.7
Loss and loss expense incurred ratio	58.4	78.7
Prior accident year development (pts) [3]	(2.2)	(2.5)
[1]Prior accident year development for the six months ended June 30, 2024 includes a $61 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators ADC as the Company began collecting recoveries of the ceded losses from NICO during the period. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Total [1]	Commercial Lines	Personal Lines	Total
Wind and hail	$130	$115	$245	$172	$153	$325
Winter storms	3	—	3	55	14	69
Wildfires	1	10	11	1	10	11
Other international	4	—	4	4	—	4
Catastrophes before assumed reinsurance	138	125	263	232	177	409
Global assumed reinsurance business [1]	17	—	17	32	—	32
Total catastrophe losses	$155	$125	$280	$264	$177	$441
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(52)	$—	$—	$(52)
Workers’ compensation discount accretion	11	—	—	11
General liability	32	—	—	32
Marine	(8)	—	—	(8)
Package business	(1)	—	—	(1)
Commercial property	(2)	—	—	(2)
Professional liability	(2)	—	—	(2)
Bond	(22)	—	—	(22)
Assumed reinsurance	15	—	—	15
Automobile liability	10	(13)	—	(3)
Homeowners	—	(10)	—	(10)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	(33)	(5)	—	(38)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net [1]	8	(6)	—	2
Prior accident year development before change in deferred gain	(44)	(34)	—	(78)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(37)	—	—	(37)
Total prior accident year development	$(81)	$(34)	$—	$(115)
[1]Other reserve re-estimates, net for the three months ended June 30, 2024 includes a $7 decrease in personal lines automobile physical damage reserves.
[2]The $37 change in deferred gain on retroactive reinsurance for the three months ended June 30, 2024, is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(119)	$—	$—	$(119)
Workers’ compensation discount accretion	23	—	—	23
General liability	49	—	—	49
Marine	(1)	—	—	(1)
Package business	(1)	—	—	(1)
Commercial property	(5)	—	—	(5)
Professional liability	(7)	—	—	(7)
Bond	(22)	—	—	(22)
Assumed reinsurance	24	—	—	24
Automobile liability	10	(13)	—	(3)
Homeowners	—	(10)	—	(10)
Net A&E reserves	—	—	—	—
Catastrophes	(33)	(5)	—	(38)
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net [1]	13	(13)	—	—
Prior accident year development before change in deferred gain	(76)	(41)	7	(110)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(61)	—	—	(61)
Total prior accident year development	$(137)	$(41)	$7	$(171)
[1]Other reserve re-estimates, net for the six months ended June 30, 2024 includes a $14 decrease in personal lines automobile physical damage reserves.
[2]The $61 change in deferred gain on retroactive reinsurance for the six months ended June 30, 2024 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,202	1,099	—	4,301
Current accident year catastrophes	261	150	—	411
Prior accident year development	(61)	17	5	(39)
Total provision for unpaid losses and loss adjustment expenses	3,402	1,266	5	4,673
Payments	(3,464)	(1,159)	(105)	(4,728)
Foreign currency adjustment	18	—	—	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,835	1,936	810	26,581
Reinsurance and other recoverables	4,583	31	1,834	6,448
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,418	$1,967	$2,644	$33,029
Earned premiums and fee income	$5,672	$1,514
Loss and loss expense paid ratio [1]	61.1	76.6
Loss and loss expense incurred ratio	60.2	84.5
Prior accident year development (pts) [2]	(1.1)	1.1
[1]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Commercial Lines	Personal Lines	Total	Commercial Lines	Personal Lines	Total
Wind and hail	$110	$102	$212	$153	$135	$288
Winter storms	(4)	1	(3)	76	15	91
Catastrophes before assumed reinsurance	106	103	209	229	150	379
Global assumed reinsurance business [1]	17	—	17	32	—	32
Total catastrophe losses	$123	$103	$226	$261	$150	$411
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
[1]Other reserve re-estimates, net for the six months ended June 30, 2023 includes a $22 increase in personal automobile physical damage reserves.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Written premiums	$3,540	$3,177	11%	$6,902	$6,286	10%
Change in unearned premium reserve	419	291	44%	733	634	16%
Earned premiums	3,121	2,886	8%	6,169	5,652	9%
Fee income	11	10	10%	22	20	10%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,750	1,638	7%	3,475	3,202	9%
Current accident year catastrophes [1]	155	123	26%	264	261	1%
Prior accident year development [1]	(81)	(38)	(113%)	(137)	(61)	(125)%
Total losses and loss adjustment expenses	1,824	1,723	6%	3,602	3,402	6%
Amortization of deferred policy acquisition costs	489	436	12%	965	860	12%
Underwriting expenses	484	469	3%	971	925	5%
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	9	7	29%	19	15	27%
Underwriting gain	319	254	26%	620	456	36%
Net investment income [2]	402	364	10%	793	702	13%
Net realized losses [2]	(50)	(51)	2%	(38)	(70)	46%
Other income (expense) [3]	(1)	—	NM	(3)	—	NM
Income before income taxes	670	567	18%	1,372	1,088	26%
Income tax expense [4]	130	109	19%	259	209	24%
Net income	$540	$458	18%	$1,113	$879	27%
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Small Commercial:
Net new business premium	$291	$237	$559	$479
Policy count retention	84%	85%	84%	85%
Renewal written price increases	6.3%	4.3%	6.0%	4.0%
Renewal earned price increases	5.8%	4.1%	5.5%	4.0%
Policies in-force as of end of period (in thousands)	1,537	1,461
Middle Market [1]:
Net new business premium	$187	$164	$361	$312
Premium retention	83%	83%	83%	83%
Renewal written price increases	7.2%	7.1%	7.2%	6.8%
Renewal earned price increases	7.7%	6.2%	7.5%	6.1%
Global Specialty:
Global specialty gross new business premium [2]	$264	$246	$487	$437
Renewal written price increases [3]	6.5%	5.1%	6.2%	4.4%
Renewal earned price increases [3]	5.8%	5.0%	5.6%	5.5%
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
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.1	56.8	(0.7)	56.3	56.7	(0.4)
Current accident year catastrophes	5.0	4.3	0.7	4.3	4.6	(0.3)
Prior accident year development	(2.6)	(1.3)	(1.3)	(2.2)	(1.1)	(1.1)
Total loss and loss adjustment expense ratio	58.4	59.7	(1.3)	58.4	60.2	(1.8)
Expense ratio	31.1	31.3	(0.2)	31.3	31.5	(0.2)
Policyholder dividend ratio	0.3	0.2	0.1	0.3	0.3	—
Combined ratio	89.8	91.2	(1.4)	90.0	91.9	(1.9)
Impact of current accident year catastrophes and prior year development	(2.4)	(3.0)	0.6	(2.1)	(3.5)	1.4
Underlying combined ratio	87.4	88.3	(0.9)	87.9	88.4	(0.5)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net income for the three and six months ended June 30, 2024 increased primarily due to a higher underwriting gain, higher net investment income, and, for the six month period, lower net realized losses. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Underwriting gain for the three and six months ended June 30, 2024 increased due to the effect of earned premium growth, higher favorable prior accident year development, including $37 and $61 of a benefit for amortization of a deferred gain on the Navigators ADC for the three and six month periods, respectively, and a lower CAY loss and LAE ratio before catastrophes, partially offset by higher current accident year catastrophe losses.
Expense ratio for the three and six months ended June 30, 2024 decreased driven by the impact of higher earned premium, partially offset by higher underwriting staffing costs, including higher incentive compensation, and increased commissions.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $13 and $14, for the three months ended June 30, 2023, and 2024, respectively and $26 and $29 , for the six months ended June 30, 2023, and 2024, respectively.

Written Premiums
[1]Other written premiums of $13 and $14 for the three months ended June 30, 2023, and 2024, respectively and $26 and $28 for the six months ended June 30, 2023 and 2024, respectively.
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Earned premiums for the three and six months ended June 30, 2024 increased due to written premium increases over the prior twelve months, including the effect of higher insured exposures, principally in workers’ compensation and property lines.
Written premiums for the three and six months ended June 30, 2024 increased driven by growth across small commercial, middle & large commercial and global specialty.
•Small commercial written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines of business, including package business, excess and surplus and automobile.
•Middle & large commercial written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines across industry verticals, specialty markets, general industries and large property.
•Global specialty written premium increased driven by written price increases across almost all lines as well as an increase in gross new business, primarily in wholesale. Written premiums grew across most U.S. lines, global reinsurance and international lines.
Renewal written price increases were recognized in nearly all lines in both the three and six month periods, with price increases across most lines other than directors and officers ("D&O").
•In small commercial, renewal written price increases were higher in 2024, with double-digit price increases in package business, automobile and excess and surplus lines. Workers' compensation pricing was slightly positive, but moderated from 2023 due to lower net rates and lower wage inflation.
•In middle market, the Company recognized high single-digit to mid-teens price increases in most lines other than workers’ compensation, which was positive due to the effect of wage inflation offset by lower net rates.
•In global specialty, U.S. price increases were higher than prior year levels and we achieved mid single-digit renewal written price increases overall, with high single to low double-digit increases in marine, casualty and auto lines. D&O pricing continues to be negative, but to a lesser extent than the prior year.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Current accident year loss and LAE ratio before catastrophes for the three and six months ended June 30, 2024 improved primarily due to lower net non-catastrophe property losses.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Current accident year catastrophe losses for the three and six months ended June 30, 2024 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and for the six month period, winter storms primarily in the Northeast, Pacific and South regions.
Current accident year catastrophe losses for the three and six months ended June 30, 2023 included losses from tornado, wind and hail events across several regions of the United States and, for the six month period, winter storms primarily on the East and West coasts.
Prior accident year development was net favorable for the three and six months ended June 30, 2024 and included reserve decreases for workers' compensation, catastrophes and bond, partially offset by reserve increases for general liability, assumed reinsurance and automobile liability. Also included are benefits of $37 and $61 related to amortization of the Navigators ADC deferred gain for the three and six month periods, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Prior accident year development was net favorable for the three and six months ended June 30, 2023 and included reserve decreases for workers' compensation and catastrophes, partially offset by reserve increases for general liability, assumed reinsurance and bond.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Written premiums	$913	$802	14%	$1,757	$1,549	13%
Change in unearned premium reserve	64	42	52%	95	50	90%
Earned premiums	849	760	12%	1,662	1,499	11%
Fee income	8	7	14%	16	15	7%
Losses and loss adjustment expenses
Current accident year before catastrophes	597	578	3%	1,172	1,099	7%
Current accident year catastrophes [1]	125	103	21%	177	150	18%
Prior accident year development [1]	(34)	(3)	NM	(41)	17	NM
Total losses and loss adjustment expenses	688	678	1%	1,308	1,266	3%
Amortization of DAC	63	57	11%	123	115	7%
Underwriting expenses	169	145	17%	322	290	11%
Amortization of other intangible assets	—	—	—%	1	1	—%
Underwriting loss	(63)	(113)	44%	(76)	(158)	52%
Net investment income [2]	50	34	47%	100	72	39%
Net realized losses [2]	(8)	(5)	(60%)	(7)	(6)	(17)%
Net servicing and other income (expense) [3]	6	7	(14%)	10	13	(23)%
Income (loss) before income taxes	(15)	(77)	81%	27	(79)	NM
Income tax expense (benefit) [4]	(4)	(17)	76%	4	(18)	NM
Net income (loss)	$(11)	$(60)	82%	$23	$(61)	NM
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
[3]Includes servicing revenues of $25 and $24 for the three months ended June 30, 2024 and 2023, respectively, and $44 and $43 for the six months ended June 30, 2024 and 2023, respectively. Includes servicing expenses of $18 and $16 for the three months ended June 30, 2024 and 2023, respectively, and $33 and $30 for the six months ended June 30, 2024 and 2023, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2024	2023	Change	2024	2023	Change
Product Line
Automobile	$617	$543	14%	$1,217	$1,072	14%
Homeowners	296	259	14%	540	477	13%
Total	$913	$802	14%	$1,757	$1,549	13%
Earned Premiums
Product Line
Automobile	$592	$523	13%	$1,158	$1,032	12%
Homeowners	257	237	8%	504	467	8%
Total	$849	$760	12%	$1,662	$1,499	11%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2024	2023	2024	2023
Policies in-force end of period (in thousands)
Automobile	1,214	1,287
Homeowners	702	723
Net new business premium
Automobile	$82	$52	$154	$98
Homeowners	$47	$22	$81	$43
Policy count retention
Automobile	83%	86%	84%	85%
Homeowners	84%	84%	84%	84%
Effective Policy Count Retention
Automobile	80%	83%	80%	84%
Homeowners	83%	84%	83%	84%
Renewal written price increase
Automobile	23.5%	13.7%	24.5%	11.8%
Homeowners	14.9%	14.4%	15.0%	14.2%
Renewal earned price increase
Automobile	22.1%	8.5%	20.6%	7.3%
Homeowners	14.6%	12.7%	14.5%	12.0%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2024	2023	Change	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.3	76.1	(5.8)	70.5	73.3	(2.8)
Current accident year catastrophes	14.7	13.6	1.1	10.6	10.0	0.6
Prior year development	(4.0)	(0.4)	(3.6)	(2.5)	1.1	(3.6)
Total loss and loss adjustment expense ratio	81.0	89.2	(8.2)	78.7	84.5	(5.8)
Expense ratio	26.4	25.7	0.7	25.9	26.1	(0.2)
Combined ratio	107.4	114.9	(7.5)	104.6	110.5	(5.9)
Impact of current accident year catastrophes and prior year development	(10.7)	(13.2)	2.5	(8.1)	(11.1)	3.0
Underlying combined ratio	96.7	101.7	(5.0)	96.4	99.4	(3.0)
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Automobile
Combined ratio	105.4	116.4	(11.0)	104.7	113.3	(8.6)
Underlying combined ratio	104.9	111.8	(6.9)	104.7	108.5	(3.8)
Homeowners
Combined ratio	114.5	115.1	(0.6)	105.6	106.1	(0.5)
Underlying combined ratio	77.8	79.6	(1.8)	77.4	79.2	(1.8)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)

$40
$20
$0
$(20)
$(40)
$(60)
$(80)
$(60)
$(11)
$(61)
$23
Jun 30
2023 QTD
Jun 30
2024 QTD
Jun 30
2023 YTD
Jun 30
2024 YTD

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net loss decreased for the three months ended June 30, 2024, largely driven by improved underwriting results and an increase in net investment income. Net income changed to a net gain for the six months ended June 30, 2024 compared to a net loss for the prior year period, largely driven by improved underwriting results and an increase in net investment income.
Underwriting Loss

$50
$0
$-50
$-100
$-150
$-200
$(113)
$(63)
$(158)
$(76)
Jun 30 2023 QTD
Jun 30 2024 QTD
Jun 30 2023 YTD
Jun 30 2024 YTD

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Underwriting loss decreased for the three and six months ended June 30, 2024 driven by the effect of an increase in earned premium due to renewal written price increases and a decrease in the CAY loss and LAE ratio before catastrophes, partially offset by an increase in current accident year catastrophe losses and an increase in direct marketing costs. The three month period also benefited from an increase in favorable prior accident year development. The six month period benefited from a change from unfavorable to favorable prior accident year development.
Expense ratio increased in the three month period primarily due an increase in direct marketing costs, partially offset by the impact of higher earned premium driven by earned pricing increases. The expense ratio in the six month period decreased primarily due to the impact of higher earned premium driven by earned pricing increases, partially offset by an increase in direct marketing costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$2,000
$1,500
$1,000
$500
$0
$760
$523
$237
$849
$592
$257
$1,499
$1,032
$467
$1,662
$1,158
$504
Jun 30 2023 QTD
Jun 30 2024 QTD
Jun 30 2023 YTD
Jun 30 2024 YTD
Homeowners
Automobile

Written Premiums

$2,000
$1,500
$1,000
$500
$0
$802
$543
$259
$913
$617
$296
$1,549
$1,072
$477
$1,757
$1,217
$540
Jun 30 2023 QTD
Jun 30 2024 QTD
Jun 30 2023 YTD
Jun 30 2024 YTD
Homeowners
Automobile

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Earned premiums increased in both the three and six month periods due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in both the three and six month periods driven by the effect of written pricing increases and by an increase in new premium in both automobile and homeowners.
Renewal written pricing increases were higher for both automobile and homeowners in the three and six month periods, primarily in response to recent elevated loss cost trends as well as higher insured values in homeowners.
Policy count retention decreased in automobile, and was stable for homeowners for both the three and six month periods.
Effective Policy count retention decreased both for automobile and for homeowners in the three and six month periods in response to renewal written pricing increases.
Policies in-force declined for both automobile and homeowners, reflecting the level of new business in relation to non-renewed policies.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes

100
80
60
40
20
0
76.1
70.3
73.3
70.5
Jun 30
2023 QTD
Jun 30
2024 QTD
Jun 30
2023 YTD
Jun 30
2024 YTD

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Current accident year Loss and LAE ratio before catastrophes decreased both in automobile and in homeowners in both the three and six month periods. The decrease in automobile was primarily due to the impact of earned pricing increases, partially offset by an increase in automobile liability and physical damage claim severity, in line with expectations. The automobile severity increases continue to include the inflationary effects on bodily injury claims and automobile parts and repairs, and also include higher attorney representation rates for liability claims. For homeowners, the decrease in the CAY loss and LAE ratio before catastrophes was due to a decrease in frequency for both weather and non-weather claims, as well as the impact of earned pricing increases, partially offset by an increase in severity for both weather and non-weather claims. Contributing to the increase in homeowners severity was the effect of higher rebuilding costs due to inflation.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$200
$150
$100
$50
$0
$-50
$-100
$103
$(3)
$125
$(34)
$150
$17
$177
$(41)
Jun 30 2023 QTD
Jun 30 2024 QTD
Jun 30 2023 YTD
Jun 30 2024 YTD
CAY CATs
PYD

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Current accident year catastrophe losses increased for both the three and six months ended June 30, 2024, compared to the prior year. Current accident year catastrophe losses for 2024 included tornado, wind and hail events, mainly in the Midwest and South regions, as well as winter storms in the Pacific and South regions. Current accident year catastrophe losses for the three months ended June 30, 2023 included tornado, wind and hail events across several regions of the United States, and for the six month period, included losses from winter storms primarily on the East and West coasts.
Prior accident year development was favorable for the three and six months ended June 30, 2024, primarily driven by lower estimated severity on automobile physical damage, automobile liability, and homeowners. Net favorable prior accident year development for the three months ended June 30, 2023 was primarily driven by a reduction in prior accident year catastrophes. Net unfavorable prior accident year development in the six month period was primarily driven by automobile physical damage.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$2	(100%)	$7	$5	40%
Total losses and loss adjustment expenses	—	2	(100%)	7	5	40%
Underwriting expenses	2	2	—%	4	5	(20)%
Underwriting loss	(2)	(4)	50%	(11)	(10)	(10)%
Net investment income [2]	19	17	12%	37	33	12%
Net realized losses [2]	(3)	(1)	NM	(3)	(4)	25%
Income before income taxes	14	12	17%	23	19	21%
Income tax expense [3]	3	3	—%	4	4	—%
Net income	$11	$9	22%	$19	$15	27%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net income increased in the three months ended June 30, 2024, primarily due to a lower underwriting loss and higher net investment income, partially offset by an increase in net realized losses. Net income increased in the six months ended June 30, 2024, primarily due to higher net investment income, and slightly lower net realized losses, partially offset by a greater underwriting loss.
Underwriting loss decreased in the three months ended June 30, 2024, primarily due to unfavorable prior accident year reserve development in the 2023 period. Underwriting loss increased slightly in the six months ended June 30, 2024 due to higher unfavorable prior accident year reserve development in the 2024 period primarily related to an increase in reserves for uncollectible reinsurance, partially offset by a decrease in underwriting expenses.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2024. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2023 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Premiums and other considerations	$1,665	$1,630	2%	$3,304	$3,239	2%
Net investment income [1]	112	113	(1%)	226	223	1%
Net realized losses [1]	(9)	(19)	53%	(8)	(14)	43%
Total revenues	1,768	1,724	3%	3,522	3,448	2%
Benefits, losses and loss adjustment expenses	1,147	1,175	(2%)	2,351	2,385	(1)%
Amortization of DAC	9	9	—%	18	18	—%
Insurance operating costs and other expenses	387	381	2%	784	761	3%
Amortization of other intangible assets	10	10	—%	20	20	—%
Total benefits, losses and expenses	1,553	1,575	(1%)	3,173	3,184	—%
Income before income taxes	215	149	44%	349	264	32%
Income tax expense [2]	44	28	57%	70	51	37%
Net income	$171	$121	41%	$279	$213	31%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Fully insured – ongoing premiums	$1,607	$1,574	2%	$3,192	$3,131	2%
Buyout premiums	1	—	NM	1	1	—%
Fee income	57	56	2%	111	107	4%
Total premiums and other considerations	$1,665	$1,630	2%	$3,304	$3,239	2%
Fully insured ongoing sales	$101	$151	(33%)	$545	$625	(13)%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Group disability loss ratio	67.1%	67.0%	0.1	68.6%	68.7%	(0.1)
Group life loss ratio	74.9%	84.1%	(9.2)	78.7%	85.4%	(6.7)
Total loss ratio	68.9%	72.1%	(3.2)	71.1%	73.6%	(2.5)
Expense ratio [1]	24.4%	24.5%	(0.1)	24.9%	24.6%	0.3
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net income margin	9.7%	7.0%	2.7	7.9%	6.2%	1.7
Adjustments to reconcile net income margin to core earnings margin:
Net realized gains, before tax	0.4%	0.8%	(0.4)	0.3%	0.2%	0.1
Integration and other non-recurring M&A costs, before tax	—%	—%	—	—%	0.1%	(0.1)
Income tax benefit	(0.1%)	(0.2%)	0.1	(0.1%)	(0.1%)	—
Core earnings margin	10.0%	7.6%	2.4	8.1%	6.4%	1.7

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$300
$250
$200
$150
$100
$50
$0
$121
$171
$213
$279
Jun 30
2023 QTD
Jun 30
2024 QTD
Jun 30
2023 YTD
Jun 30
2024 YTD

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net income increased in the three and six months ended June 30, 2024, primarily due to a lower group life loss ratio, higher fully insured ongoing premiums, and lower net realized losses. For the six month period, these increases were partially offset by a higher expense ratio.
Insurance operating costs and other expenses were higher for both the three and six month periods, primarily due to the effect of higher earned premium, including higher staffing costs and commissions, as well as higher incentive compensation, partially offset by an increase in the allowance for credit losses on premiums receivable in the 2023 period.
Fully Insured Ongoing Premiums
[1]Other of $102 and $107 for the three months ended June 30, 2023 and 2024 respectively, and $202 and $211 for the six months ended June 30, 2023 and 2024, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Fully insured ongoing premiums increased in both the three and six month periods over prior year and included an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.
Fully insured ongoing sales decreased in both the three and six months periods compared to prior year driven by both lower group life sales and group disability sales.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

125
100
75
50
25
0
72.1
68.9
73.6
71.1
24.5
24.4
24.6
24.9
Jun 30 2023 QTD
Jun 30 2024 QTD
Jun 30 2023 YTD
Jun 30 2024 YTD
Expense ratio
Loss ratio

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Loss ratio improved 3.2 points in the three months ended June 30, 2024 compared to the prior year period driven by a lower group life loss ratio. The group life loss ratio decreased
9.2 points driven by lower claim severity experience. The group disability loss ratio was essentially flat driven by lower long-term disability claim incidence, and a higher New York paid family leave risk adjustment benefit, offset by a higher loss ratio on paid family and medical leave products.
Total loss ratio improved 2.5 points in the six months ended June 30, 2024 compared to the prior year period, primarily reflecting a lower group life loss ratio. The group life loss ratio decreased 6.7 points driven by a lower level of mortality and lower claim severity experience compared to the prior year period. The group disability loss ratio was essentially flat driven by favorable long-term disability claim recoveries and incidence, and a higher New York paid family leave risk adjustment benefit, offset by a higher loss ratio on paid family and medical leave products.
Expense ratio decreased for the three month period primarily due to an increase in the allowance for credit losses on premiums receivable in the 2023 period and the effects of higher earned premium, partially offset by the impact of higher staffing costs, including higher incentive compensation, and higher commission expense.
The expense ratio increased for the six month period as the impact of higher staffing costs, including higher incentive compensation, and higher commission expense, was partially offset by the effects of higher earned premium.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Fee income and other revenue	$253	$244	4%	$503	$485	4%
Net investment income	5	4	25%	9	7	29%
Net realized gains	3	1	NM	8	6	33%
Total revenues	261	249	5%	520	498	4%
Operating costs and other expenses	203	192	6%	406	390	4%
Income before income taxes	58	57	2%	114	108	6%
Income tax expense [1]	14	12	17%	25	22	14%
Net income	$44	$45	(2%)	$89	$86	3%
Daily average Hartford Funds AUM	$134,064	$127,540	5%	$132,856	$127,313	4%
ROA [2]	13.1	14.1	(7%)	13.4	13.5	(1)%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains excluded from core earnings, before tax	(0.9)	(0.3)	NM	(1.3)	(1.0)	(30)%
Effect of income tax expense	0.6	—	NM	0.5	0.2	150%
ROA, core earnings [2]	12.8	13.8	(7%)	12.6	12.7	(1)%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Mutual Fund and ETF AUM - beginning of period	$123,559	$115,508	7%	$119,316	$112,472	6%
Sales - Mutual Fund	5,653	5,065	12%	11,290	11,304	—%
Redemptions - Mutual Fund	(6,841)	(6,531)	(5%)	(14,780)	(14,016)	(5)%
Net flows - ETF	103	210	(51%)	(106)	277	NM
Net flows - Mutual Fund and ETF	(1,085)	(1,256)	14%	(3,596)	(2,435)	(48)%
Change in market value and other	1,212	3,855	(69%)	7,966	8,070	(1)%
Mutual Fund and ETF AUM - end of period	123,686	118,107	5%	123,686	118,107	5%
Third-party life and annuity separate account AUM	11,832	11,799	—%	11,832	11,799	—%
Hartford Funds AUM - end of period	$135,518	$129,906	4%	$135,518	$129,906	4%
Mutual Fund and ETF AUM by Asset Class

	As of June 30,
	2024	2023	Change
Equity - Mutual Funds	$83,212	$78,951	5%
Fixed Income - Mutual Funds	17,825	16,149	10%
Multi-Strategy Investments - Mutual Funds [1]	18,807	19,764	(5)%
Equity - ETF	1,734	1,931	(10)%
Fixed Income - ETF	2,108	1,312	61%
Mutual Fund and ETF AUM	$123,686	$118,107	5%
[1]Includes balanced, allocation and alternative investment products.

Net Income
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net income decreased for the three months ended June 30, 2024, primarily due to a decrease in fee income net of operating costs and other expenses, partially offset by higher net realized gains and higher net investment income. Net income increased for the six months ended June 30, 2024, primarily due to an increase in fee income net of operating costs and other expenses, driven by an increase in daily average AUM, higher net realized gains, and higher net investment income.
Hartford Funds AUM
June 30, 2024 compared to June 30, 2023
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $1.1 billion and $3.6 billion, respectively, for the three and six months ended June 30, 2024 compared to net outflows of $1.3 billion and $2.4 billion, respectively, for the three and six months ended June 30, 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Fee income [1]	$10	$11	(9%)	$20	$20	—%
Other revenue	1	—	NM	1	1	—%
Net investment income [2]	14	8	75%	30	18	67%
Net realized gains [2]	8	11	(27%)	17	17	—%
Total revenues (losses)	33	30	10%	68	56	21%
Benefits, losses and loss adjustment expenses [3]	2	2	—%	4	4	—%
Insurance operating costs and other expenses [1]	11	11	—%	25	24	4%
Interest expense [4]	50	50	—%	100	100	—%
Restructuring and other costs	—	3	(100%)	1	3	(67)%
Total benefits, losses and expenses	63	66	(5%)	130	131	(1)%
Loss before income taxes	(30)	(36)	17%	(62)	(75)	17%
Income tax benefit [5]	(13)	(10)	(30%)	(30)	(25)	(20)%
Net loss	(17)	(26)	35%	(32)	(50)	36%
Preferred stock dividends	5	5	—%	10	10	—%
Net loss available to common stockholders	$(22)	$(31)	29%	$(42)	$(60)	30%
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
[4]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net loss available to common stockholders for the three and six months ended June 30, 2024, decreased primarily due to higher net investment income and lower restructuring and other costs. Also impacting the six months ended June 30, 2024 was a higher tax benefit related to the vesting of stock-based compensation awards during the first quarter.

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
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2024 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2024. Retention and coverage varies by writing company. For the 2024 - 2025 period, the writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $35 in per event losses in excess of a $19 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the six months ended June 30, 2024, the Company collected recoveries from NICO and as a result amortized $61of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $148 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
The Company manages credit risk through the use of various surveillance, analyses and governance processes. The investment and reinsurance areas have formal policies and procedures for counterparty approvals and authorizations, which establish criteria defining minimum levels of creditworthiness and financial stability for eligible counterparties. Potential investments are subject to underwriting reviews and management approval. Mitigation strategies vary across the three sources of credit risk, but may include:
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
As of June 30, 2024, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,259	$4,770	11.7%	$5,174	$4,776	12.0%
AAA	6,637	6,413	15.7%	7,277	7,055	17.7%
AA	7,578	7,283	17.8%	7,527	7,270	18.3%
A	11,350	10,785	26.4%	10,253	9,828	24.7%
BBB	9,788	9,204	22.6%	9,710	9,198	23.1%
BB & below	2,423	2,359	5.8%	1,785	1,691	4.2%
Total fixed maturities, AFS	$43,035	$40,814	100.0%	$41,726	$39,818	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds and securitized products, partially offset by net reductions to tax-exempt municipal bonds and U.S. treasuries, and an overall decrease in valuations due to higher interest rates.
FVO securities are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2024						December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,084	$—	$7	$(12)	$2,079	5.1%	$2,414	$—	$10	$(18)	$2,406	6.0%
Other	957	—	4	(26)	935	2.3%	933	—	8	(27)	914	2.3%
CLO	3,507	—	8	(1)	3,514	8.6%	3,104	—	3	(17)	3,090	7.8%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,226	(13)	17	(129)	1,101	2.7%	1,179	(12)	14	(119)	1,062	2.7%
Bonds	1,894	—	—	(164)	1,730	4.2%	2,150	—	—	(219)	1,931	4.8%
Interest only	114	—	5	(8)	111	0.3%	137	—	5	(10)	132	0.3%
Corporate
Basic industry	1,081	—	4	(49)	1,036	2.5%	967	—	7	(39)	935	2.3%
Capital goods	1,703	—	11	(81)	1,633	4.0%	1,630	—	19	(67)	1,582	4.0%
Consumer cyclical	1,610	—	10	(60)	1,560	3.8%	1,331	(4)	20	(55)	1,292	3.2%
Consumer non-cyclical	2,542	—	13	(154)	2,401	5.9%	2,232	—	27	(123)	2,136	5.4%
Energy	1,476	—	10	(62)	1,424	3.5%	1,261	—	13	(57)	1,217	3.1%
Financial services	5,808	—	17	(285)	5,540	13.6%	5,434	—	30	(283)	5,181	13.0%
Tech./comm.	2,656	(3)	21	(181)	2,493	6.1%	2,470	(2)	47	(143)	2,372	6.0%
Transportation	889	—	4	(64)	829	2.0%	803	—	8	(60)	751	1.9%
Utilities	2,405	(3)	10	(181)	2,231	5.5%	2,155	(3)	25	(148)	2,029	5.1%
Other	378	—	1	(33)	346	0.9%	408	—	1	(38)	371	0.9%
Foreign govt./govt. agencies	569	—	3	(26)	546	1.3%	583	—	6	(27)	562	1.4%
Municipal bonds
Taxable	1,233	—	4	(123)	1,114	2.7%	1,211	—	7	(113)	1,105	2.8%
Tax-exempt	4,322	—	76	(218)	4,180	10.3%	4,996	—	124	(186)	4,934	12.4%
Residential Mortgage-Backed Securities ("RMBS")
Agency	2,656	—	7	(218)	2,445	6.0%	2,342	—	14	(171)	2,185	5.5%
Non-agency	2,519	—	3	(209)	2,313	5.6%	2,293	—	4	(235)	2,062	5.2%
Sub-prime	29	—	—	—	29	0.1%	40	—	—	—	40	0.1%
U.S. Treasuries	1,377	—	4	(157)	1,224	3.0%	1,653	—	26	(150)	1,529	3.8%
Total fixed maturities, AFS	$43,035	$(19)	$239	$(2,441)	$40,814	100.0%	$41,726	$(21)	$418	$(2,305)	$39,818	100.0%
FVO securities					$272						$327
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds and securitized products, partially offset by net reductions to tax-exempt municipal bonds and U.S. treasuries, and an overall decrease in valuations due to higher interest rates. The Company primarily increased holdings of consumer, financial services, utilities, and energy corporate bonds, in addition to high-quality RMBS and CLO.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of June 30, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$16	$15	$1,210	$1,086	$—	$—	$—	$—	$—	$—	$1,226	$1,101
Bonds	689	640	496	452	325	290	198	173	186	175	1,894	1,730
Interest Only	62	60	44	44	1	1	6	5	1	1	114	111
Total CMBS	767	715	1,750	1,582	326	291	204	178	187	176	3,234	2,942
RMBS
Agency	—	—	2,656	2,445	—	—	—	—	—	—	2,656	2,445
Non-Agency	1,409	1,291	659	612	245	223	195	178	11	9	2,519	2,313
Sub-Prime	1	1	9	9	2	2	8	8	9	9	29	29
Total RMBS	1,410	1,292	3,324	3,066	247	225	203	186	20	18	5,204	4,787
Total CMBS & RMBS	$2,177	$2,007	$5,074	$4,648	$573	$516	$407	$364	$207	$194	$8,438	$7,729

Exposure to CMBS & RMBS Bonds as of December 31, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$20	$19	$1,159	$1,043	$—	$—	$—	$—	$—	$—	$1,179	$1,062
Bonds	852	795	545	485	371	317	147	119	235	215	2,150	1,931
Interest Only	76	72	54	53	—	—	7	7	—	—	137	132
Total CMBS	948	886	1,758	1,581	371	317	154	126	235	215	3,466	3,125
RMBS
Agency	—	—	2,342	2,185	—	—	—	—	—	—	2,342	2,185
Non-Agency	1,263	1,144	526	477	300	260	189	169	15	12	2,293	2,062
Sub-Prime	1	1	12	12	5	5	10	10	12	12	40	40
Total RMBS	1,264	1,145	2,880	2,674	305	265	199	179	27	24	4,675	4,287
Total CMBS & RMBS	$2,212	$2,031	$4,638	$4,255	$676	$582	$353	$305	$262	$239	$8,141	$7,412
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
As of June 30, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $48. As of December 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.1 billion, with an ACL of $51. The release in the allowance reflects improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.
The Company funded $371 of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 7.1% during the six months ended June 30, 2024. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2024, or December 31, 2023.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$811	$797	AA	$807	$814	AA
Pre-refunded [1]	118	118	AA+	155	158	AA+
Revenue
Transportation	1,215	1,167	A+	1,325	1,298	A+
Health Care	919	842	A+	974	902	A+
Leasing [2]	615	579	AA	761	732	AA-
Education	436	420	AA	527	520	AA
Water & Sewer	289	270	AA	362	347	AA+
Power	274	265	A	275	271	A
Housing	198	188	AA	179	172	AA
Sales Tax	181	178	AA	231	237	AA
Other	499	470	AA-	611	588	A+
Total Revenue	4,626	4,379	AA-	5,245	5,067	AA-
Total Municipal	$5,555	$5,294	AA-	$6,207	$6,039	AA-
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
As of June 30, 2024, the largest issuer concentrations were CommonSpirit Health, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2023, the largest issuer concentrations were the New York City Transitional Finance Authority, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 9% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(34)	(7.2%)	$(11)	(2.5%)	$(66)	(6.7%)	$(27)	(3.0%)
Private equity funds	22	4.7%	24	5.8%	42	4.5%	60	7.5%
Other funds	12	9.2%	15	13.7%	28	11.2%	15	6.9%
Other alternative investments [2]	16	12.9%	4	3.6%	28	11.0%	10	4.3%
Total	$16	1.3%	$32	2.9%	$32	1.3%	$58	2.7%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,941	39.6%	$1,931	40.4%
Private equity funds	1,888	38.5%	1,838	38.4%
Other funds	537	10.9%	498	10.4%
Other alternative investments [1]	539	11.0%	518	10.8%
Total	$4,905	100.0%	$4,785	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.4 billion as of June 30, 2024, and have increased $136 from December 31, 2023, primarily due to higher interest rates. As of June 30, 2024, $1.9 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $523 of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, U.S. treasuries, municipal bonds, and RMBS that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	417	$3,453	$—	$(23)	$3,430	51	$440	$—	$(4)	$436
Greater than three to six months	395	2,917	—	(64)	2,853	35	143	—	(2)	141
Greater than six to nine months	14	152	—	(7)	145	137	1,117	—	(13)	1,104
Greater than nine to eleven months	15	57	—	(2)	55	97	738	—	(22)	716
Twelve months or more	3,192	23,623	(16)	(2,345)	21,262	3,530	27,448	(14)	(2,264)	25,170
Total	4,033	$30,202	$(16)	$(2,441)	$27,745	3,850	$29,886	$(14)	$(2,305)	$27,567

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	51	$506	$(4)	$(106)	$396	14	$56	$(1)	$(13)	$42
Greater than three to six months	45	298	—	(70)	228	10	19	(2)	(4)	13
Greater than six to nine months	—	—	—	—	—	31	148	—	(33)	115
Greater than nine to eleven months	8	11	—	(3)	8	22	163	—	(40)	123
Twelve months or more	141	1,182	(1)	(344)	837	143	1,216	—	(327)	889
Total	245	$1,997	$(5)	$(523)	$1,469	220	$1,602	$(3)	$(417)	$1,182

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2024
For the three and six months ended June 30, 2024, the Company recorded net credit losses of $1 and $2, respectively. Net credit losses were primarily attributable to increases in the ACL of $1 in both periods on CMBS, in addition for the six month period, net credit losses of $1 primarily attributable to one below investment grade corporate issuer. Unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI") were less than $1.
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
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three and six months ended June 30, 2024
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
For the three months ended June 30, 2024, the ACL on mortgage loans was unadjusted. For the six months ended June 30, 2024, the Company recorded a release in the ACL on mortgage loans of $3. The release reflects improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans. The Company did not record an ACL on any individual mortgage loans.
Three and six months ended June 30, 2023
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of June 30, 2024:
•Approximately $1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of June 30, 2024, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the six months ended June 30, 2024:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $567 of net dividends from the Company's property and casualty insurance subsidiaries through June 30, 2024;
•Group Benefits - HFSG Holding Company received $458 in dividends from Hartford Life and Accident Insurance Company ("HLA") through June 30, 2024;
•Hartford Funds - HFSG Holding Company received $64 in dividends from Hartford Funds through June 30, 2024; and
•Other - HFSG Holding Company received $28 in dividends from other non-insurance subsidiaries through June 30, 2024.

Expected liquidity requirements for the next twelve months as of June 30, 2024:
•$194 of interest on debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$555 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of June 30, 2024:
•Interest on and repayments of debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the six months ended June 30, 2024, the Company repurchased 7.3 million common shares for $700 under the $3.0 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2024. As of June 30, 2024, the Company has $648 remaining for equity repurchases under the share repurchase program. During the period July 1, 2024 through July 24, 2024, the Company repurchased approximately 1.0 million common shares for $105.
In addition to the authorization covering the period from August 1, 2022 to December 31, 2024, in July, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. While the Company has the flexibility to use a portion of the new authorization in 2024, it expects to use the vast majority of the new authorization in 2025 and 2026. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2024:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 15, 2024	June 3, 2024	July 2, 2024	$0.470
July 17, 2024	September 3, 2024	October 2, 2024	$0.470
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 15, 2024	August 1, 2024	August 15, 2024	$375.000
July 17, 2024	November 1, 2024	November 15, 2024	$375.00
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
Through the first six months of 2024, HFSG Holding Company received $1.1 billion of net dividends from its subsidiaries, including $458 from HLA, $64 from Hartford Funds, $28 from other non-insurance subsidiaries and $567 from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $25 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of June 30, 2024, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
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
As of June 30, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2024, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). The Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £73 million ($92 as of June 30, 2024) commitment. As of June 30, 2024, letters of credit with an aggregate face amount of $74 and £73 million, or $92, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage and that limit the amount of letters of credit that can support Funds at Lloyd's, consistent with Lloyd's requirements. As of June 30, 2024, The Hartford was in compliance with all financial covenants of the facility.
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
As of June 30, 2024, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of June 30, 2024
Fixed maturities	$32,943
Short-term investments	1,962
Cash	120
Less: Derivative collateral	60
Total	$34,965
Property & Casualty operations invested assets also include $243 in equity securities, $4.7 billion in mortgage loans and $3.9 billion in limited partnerships and other alternative investments.

Group Benefits
As of June 30, 2024
Fixed maturities	$7,959
Short-term investments	221
Cash	26
Less: Derivative collateral	14
Total	$8,192

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Group Benefits invested assets also include $49 in equity securities, $1.6 billion in mortgage loans and $1.0 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of June 30, 2024 were $35.1 billion and net of reinsurance were $28.6 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2023 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of A&E claims.
Group Benefits reserves as of June 30, 2024 were $8.9 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2023 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves as of June 30, 2024 were $386 and net of reinsurance were $152. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of June 30, 2024, Hartford Funds cash and short-term investments were $269.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CAPITALIZATION

Capital Structure
	June 30, 2024	December 31, 2023	Change
Long-term debt	$4,364	$4,362	—%
Total debt	4,364	4,362	—%
Common stockholders' equity excluding AOCI, net of tax	18,414	17,842	3%
Preferred stock	334	334	—%
AOCI, net of tax	(3,068)	(2,849)	(8)%
Total stockholders’ equity	15,680	15,327	2%
Total capitalization	$20,044	$19,689	2%
Debt to stockholders’ equity	28%	28%
Debt to capitalization	22%	22%
Total capitalization increased $355 as of June 30, 2024 compared to December 31, 2023 primarily due to net income in excess of common stockholder dividends in the period, partially offset by share repurchases and an increase in net unrealized losses on fixed maturities, AFS.
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
|CASH FLOW

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$2,357	$822
Net cash provided by (used for) investing activities	$(1,323)	$53
Net cash used for financing activities	$(1,009)	$(1,004)
Cash and restricted cash– end of period	$210	$222
Cash provided by operating activities increased in 2024 as compared to the prior year period primarily driven by a decrease in P&C loss and loss adjustment expenses due to the $787 payment to the Boy Scouts of America in the prior year, and an increase in P&C and Group Benefits premiums received, partially offset by higher operating expenses, including increased commissions and staffing costs, and an increase in Group Benefits loss and loss adjustment expenses paid.
Cash used for investing activities changed from net inflows in the 2023 period to net outflows in the 2024 period as a result of a decrease in net proceeds from equity securities at fair value, an increase in net payments for fixed maturities, AFS, and a decrease in net proceeds from short term investments, partially offset by an increase in payments for fixed maturities, FVO.
Cash used for financing activities was consistent with the prior year, as a decrease in net issuance of shares under incentive and stock compensation plans was largely offset by an increase in dividends paid on common stock and an increase in net outflows on investment and universal life type contracts.
Operating cash flows for the six months ended June 30, 2024 has been adequate to meet liquidity requirements.

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

Insurance Financial Strength Ratings as of July 24, 2024
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2024	$12,549	$2,748	$15,297
Statutory income	930	330	1,260
Dividends to parent	(567)	(458)	(1,025)
Other items	(38)	(27)	(65)
Net change to U.S. statutory capital	325	(155)	170
U.S statutory capital at June 30, 2024	$12,874	$2,593	$15,467
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

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2024.
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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended June 30, 2024 are set forth below. During the period from July 1, 2024 to July 24, 2024, the Company repurchased 1.0 million shares for $105.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2024
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
April 1, 2024 - April 30, 2024	1,436,054	$100.19	1,430,035	$856
May 1, 2024 - May 31, 2024	1,184,637	$101.56	1,180,121	$737
June 1, 2024 - June 30, 2024	896,968	$101.61	889,722	$648
Total	3,517,659	$101.01	3,499,878
[1]Includes 17,781 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $101.33 in employee tax withholding obligations related to net share settlements in the three months ended June 30, 2024.
[2]On July 28, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. In addition, on July 25, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026, which is not reflected in the table above. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Item 5.
OTHER INFORMATION
The Rule 10b5-1 trading arrangement adopted by Jonathan R. Bennett, Executive Vice President and Head of Group Benefits, on February 8, 2024 became fully exercised and therefore terminated on May 8, 2024.
The Rule 10b5-1 trading arrangement adopted by Beth A. Costello, Executive Vice President and Chief Financial Officer, on February 8, 2024 became fully exercised and therefore terminated on May 8, 2024.

|

Part II - Item 6. Exhibits

Item 6.
EXHIBITS
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2024
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.1	Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc., originally filed with the Delaware Secretary of State on October 20, 2014, as amended.**
3.2	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 25, 2024	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)