Form 10-Q
period 2024-09-30
HARTFORD FINANCIAL SERVICES GROUP, INC.
filed 2024-10-24
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 23, 2024, there were outstanding 289,890,995 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
◦the possibility of a pandemic, civil unrest, earthquake, or other natural or man-made disaster that may adversely affect our businesses;
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
◦the ongoing effects of the COVID-19 pandemic, including exposure to COVID-19 business interruption property claims and the possibility of a resurgence of COVID-19 related losses in Group Benefits;
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
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2024, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
October 24, 2024

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2024	2023	2024	2023
	(Unaudited)
Revenues
Earned premiums	$5,734	$5,310	$16,758	$15,593
Fee income	347	330	1,019	977
Net investment income	659	597	1,854	1,652
Net realized losses	(13)	(90)	(44)	(161)
Other revenues	24	21	69	66
Total revenues	6,751	6,168	19,656	18,127
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,823	3,543	11,095	10,605
Amortization of deferred policy acquisition costs ("DAC")	585	517	1,691	1,510
Insurance operating costs and other expenses	1,323	1,226	3,891	3,667
Interest expense	49	50	149	150
Amortization of other intangible assets	18	18	53	53
Restructuring and other costs	1	1	2	4
Total benefits, losses and expenses	5,799	5,355	16,881	15,989
Income before income taxes	952	813	2,775	2,138
Income tax expense	185	162	517	405
Net income	767	651	2,258	1,733
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$761	$645	$2,242	$1,717
Net income available to common stockholders per common share
Basic	$2.60	$2.12	$7.59	$5.55
Diluted	$2.56	$2.09	$7.47	$5.48

See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
	(Unaudited)
Net income	$767	$651	$2,258	$1,733
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	1,061	(671)	811	(354)
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	2	1	3	(2)
Change in net gain (loss) on cash flow hedging instruments	3	(4)	12	(13)
Change in foreign currency translation adjustments	6	(1)	4	4
Change in liability for future policy benefits adjustments	(16)	15	(6)	12
Change in pension and other postretirement plan adjustments	7	6	20	16
Other comprehensive income (loss), net of tax	1,063	(654)	844	(337)
Comprehensive income (loss)	$1,830	$(3)	$3,102	$1,396
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $43,664 and $41,726, and ACL of $16 and $21)	$42,793	$39,818
Fixed maturities, at fair value using the fair value option ("FVO Securities")	263	327
Equity securities, at fair value	634	864
Mortgage loans (net of ACL of $44 and $51)	6,415	6,087
Limited partnerships and other alternative investments	5,019	4,785
Other investments	262	191
Short-term investments	3,964	3,850
Total investments	59,350	55,922
Cash	223	126
Restricted cash	58	63
Accrued investment income	445	404
Premiums receivable and agents' balances (net of ACL of $117 and $109)	6,151	5,607
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $102 and $103)	7,052	7,104
Deferred policy acquisition costs	1,270	1,113
Deferred income taxes, net	976	1,173
Goodwill	1,911	1,911
Property and equipment, net	871	896
Other intangible assets, net	654	707
Other assets	2,258	1,754
Total assets	$81,219	$76,780
Liabilities
Unpaid losses and loss adjustment expenses	$43,881	$42,318
Reserve for future policy benefits	470	484
Other policyholder funds and benefits payable	613	638
Unearned premiums	9,599	8,599
Long-term debt	4,365	4,362
Other liabilities	5,283	5,052
Total liabilities	64,211	61,453
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2024 and December 31, 2023, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at September 30, 2024 and December 31, 2023	3	3
Additional paid-in capital	564	648
Retained earnings	20,834	19,007
Treasury stock, at cost 36,143,381 and 28,488,130 shares	(2,722)	(1,816)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,005)	(2,849)
Total stockholders’ equity	17,008	15,327
Total liabilities and stockholders’ equity	$81,219	$76,780
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share and per share data)	2024	2023	2024	2023
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	558	1,864	648	1,895
Issuance of shares under incentive and stock compensation plans and other	(18)	(14)	(194)	(133)
Stock-based compensation plans expense	24	19	110	107
Additional Paid-in Capital, end of period	564	1,869	564	1,869
Retained Earnings
Retained Earnings, beginning of period	20,209	17,865	19,007	17,058
Net income	767	651	2,258	1,733
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(136)	(128)	(415)	(393)
Retained Earnings, end of period	20,834	18,382	20,834	18,382
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(2,356)	(2,390)	(1,816)	(1,773)
Treasury stock acquired	(404)	(354)	(1,111)	(1,061)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	41	17	288	156
Net shares acquired related to employee incentive and stock compensation plans	(3)	(4)	(83)	(53)
Treasury Stock, at cost, end of period	(2,722)	(2,731)	(2,722)	(2,731)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(3,068)	(3,524)	(2,849)	(3,841)
Total other comprehensive income (loss)	1,063	(654)	844	(337)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,005)	(4,178)	(2,005)	(4,178)
Total Stockholders’ Equity	$17,008	$13,679	$17,008	$13,679

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	293,989	307,071	298,472	315,111
Treasury stock acquired	(3,660)	(4,825)	(11,007)	(14,552)
Issuance of shares under incentive and stock compensation plans and other	512	243	4,216	2,555
Return of shares under incentive and stock compensation plans to treasury stock	(24)	(52)	(864)	(677)
Common Shares Outstanding, at end of period	290,817	302,437	290,817	302,437
Cash dividends declared per common share	$0.470	$0.425	$1.410	$1.275
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

|

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating Activities	(Unaudited)
Net income	$2,258	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	44	161
Amortization of deferred policy acquisition costs	1,691	1,510
Additions to deferred policy acquisition costs	(1,848)	(1,636)
Depreciation and amortization	272	386
Other operating activities, net	237	166
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	36	(10)
Net change in accrued and deferred income taxes	(179)	(73)
Increase in insurance liabilities	2,528	1,278
Net change in premiums receivable and agents' balances	(594)	(630)
Net change in other assets and other liabilities	(410)	(292)
Net cash provided by operating activities	4,035	2,593
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	7,985	4,908
Fixed maturities, at fair value using the fair value option	50	1
Equity securities, at fair value	308	1,893
Mortgage loans	444	858
Limited partnership and other alternative investments	136	230
Payments for the purchase of:
Fixed maturities, AFS	(9,962)	(6,920)
Fixed maturities, at fair value using the fair value option	—	—
Equity securities, at fair value	(11)	(951)
Mortgage loans	(758)	(883)
Limited partnership and other alternative investments	(475)	(747)
Net proceeds from (payments for) derivatives	48	(133)
Net additions of property and equipment	(171)	(151)
Net proceeds from short-term investments	20	640
Other investing activities, net	(26)	(11)
Net cash used for investing activities	(2,412)	(1,266)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	86	75
Withdrawals and other deductions from investment and universal life-type contracts	(96)	(78)
Net issuance (return) of shares under incentive and stock compensation plans	16	(25)
Treasury stock acquired	(1,100)	(1,050)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(419)	(399)
Net cash used for financing activities	(1,529)	(1,493)
Foreign exchange rate effect on cash	(2)	3
Net increase (decrease) in cash and restricted cash	92	(163)
Cash and restricted cash – beginning of period	189	344
Cash and restricted cash– end of period	$281	$181
Supplemental Disclosure of Cash Flow Information
Income tax paid	$663	$482
Interest paid	$168	$155
See Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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

2. EARNINGS PER COMMON SHARE

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2024	2023	2024	2023
Earnings
Net income	$767	$651	$2,258	$1,733
Less: Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$761	$645	$2,242	$1,717
Shares
Weighted average common shares outstanding, basic	292.6	304.6	295.4	309.3
Dilutive effect of stock-based awards under compensation plans	4.9	4.4	4.6	4.3
Weighted average common shares outstanding and dilutive potential common shares	297.5	309.0	300.0	313.6
Net income available to common stockholders per common share
Basic	$2.60	$2.12	$7.59	$5.55
Diluted	$2.56	$2.09	$7.47	$5.48

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reportable segments including Commercial Lines, Personal Lines, Property & Casualty ("P&C") Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category.

Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial Lines	$528	$519	$1,641	$1,398
Personal Lines	31	(12)	54	(73)
Property & Casualty Other Operations	10	9	29	24
Group Benefits	156	146	435	359
Hartford Funds	54	41	143	127
Corporate	(12)	(52)	(44)	(102)
Net income	767	651	2,258	1,733
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$761	$645	$2,242	$1,717

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earned premiums and fee income:
Commercial Lines
Workers’ compensation	$933	$919	$2,776	$2,741
Liability	575	522	1,641	1,510
Marine	71	67	205	192
Package business	593	534	1,714	1,532
Property	325	250	921	722
Professional liability	209	198	612	582
Bond	82	82	240	239
Assumed reinsurance	194	156	555	437
Automobile	278	234	787	679
Total Commercial Lines	3,260	2,962	9,451	8,634
Personal Lines
Automobile	621	546	1,791	1,589
Homeowners	272	245	780	716
Total Personal Lines [1]	893	791	2,571	2,305
Group Benefits
Group disability	889	884	2,674	2,628
Group life	659	643	1,967	1,936
Other	107	102	318	304
Total Group Benefits	1,655	1,629	4,959	4,868
Hartford Funds
Mutual fund and ETF	244	229	710	678
Third-party life and annuity separate accounts	19	19	56	55
Total Hartford Funds	263	248	766	733
Corporate	10	10	30	30
Total earned premiums and fee income	6,081	5,640	17,777	16,570
Net investment income	659	597	1,854	1,652
Net realized losses	(13)	(90)	(44)	(161)
Other revenues	24	21	69	66
Total revenues	$6,751	$6,168	$19,656	$18,127
[1]For the three months ended September 30, 2024 and 2023, AARP members accounted for earned premiums of $817 and $731, respectively. For the nine months ended September 30, 2024 and 2023, AARP members accounted for earned premiums of $2.36 billion and $2.13 billion, respectively.

|

Table of Contents	Note 3 - Segment Information
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2024	2023	2024	2023
Commercial Lines
Installment billing fees	Fee income	$11	$11	$33	$31
Personal Lines
Installment billing fees	Fee income	8	7	24	22
Insurance servicing revenues	Other revenues	22	21	66	64
Group Benefits
Administrative services	Fee income	55	54	166	161
Hartford Funds
Advisory, servicing and distribution fees	Fee income	263	248	766	733
Corporate
Investment management and other fees	Fee income	10	10	30	30
Other	Other revenues	—	—	—	1
Total non-insurance revenues with customers		$369	$351	$1,085	$1,042
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$3,512	$—	$3,464	$48
Collateralized loan obligations ("CLOs")	3,563	—	3,314	249
Commercial mortgage-backed securities ("CMBS")	2,857	—	2,651	206
Corporate	20,558	—	18,301	2,257
Foreign government/government agencies	541	—	541	—
Municipal	5,654	—	5,654	—
Residential mortgage-backed securities ("RMBS")	5,123	—	5,068	55
U.S. Treasuries	985	6	979	—
Total fixed maturities, AFS	42,793	6	39,972	2,815
FVO securities	263	—	111	152
Equity securities, at fair value [1]	634	345	212	77
Derivative assets
Credit derivatives	30	—	30	—
Interest rate derivatives	1	—	1	—
Total derivative assets [2]	31	—	31	—
Short-term investments	3,964	910	3,045	9
Total assets accounted for at fair value on a recurring basis	$47,685	$1,261	$43,371	$3,053
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Equity derivatives	5	—	—	5
Foreign exchange derivatives	12	—	12	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [3]	(19)	—	(24)	5
Total liabilities accounted for at fair value on a recurring basis	$(19)	$—	$(24)	$5

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,320	$—	$3,320	$—
CLOs	3,090	—	2,977	113
CMBS	3,125	—	2,898	227
Corporate	17,866	—	16,005	1,861
Foreign government/government agencies	562	—	562	—
Municipal	6,039	—	6,039	—
RMBS	4,287	—	4,251	36
U.S. Treasuries	1,529	18	1,511	—
Total fixed maturities, AFS	39,818	18	37,563	2,237
FVO securities	327	—	160	167
Equity securities, at fair value [1]	864	333	473	58
Derivative assets
Credit derivatives	(10)	—	(10)	—
Foreign exchange derivatives	9	—	9	—
Total derivative assets [2]	(1)	—	(1)	—
Short-term investments	3,850	1,400	2,425	25
Total assets accounted for at fair value on a recurring basis	$44,858	$1,751	$40,620	$2,487
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$10	$—	$10	$—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [3]	8	—	8	—
Total liabilities accounted for at fair value on a recurring basis	$8	$—	$8	$—
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
The Company has overseas deposits included in other investments of $60 and $75 as of September 30, 2024 and December 31, 2023, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Equity volatility

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2024
CLOs [3]	$79	Discounted cash flows	Spread	275 bps	275 bps	275 bps	Decrease
CMBS [3]	$204	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	250 bps	1,204 bps	444 bps	Decrease
Corporate [4]	$2,141	Discounted cash flows	Spread	34 bps	798 bps	314 bps	Decrease
RMBS [3]	$50	Discounted cash flows	Spread [6]	68 bps	366 bps	188 bps	Decrease
			Constant prepayment rate [6]	1%	7%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	38%	Decrease
Short-term investments [3]	$3	Discounted cash flows	Spread	508 bps	551 bps	535 bps	Decrease

As of December 31, 2023
CLOs [3]	$98	Discounted cash flows	Spread	268 bps	270 bps	269 bps	Decrease
CMBS [3]	$226	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	365 bps	1,315 bps	509 bps	Decrease
Corporate [4]	$1,741	Discounted cash flows	Spread	49 bps	743 bps	323 bps	Decrease
RMBS	$36	Discounted cash flows	Spread [6]	32 bps	298 bps	161 bps	Decrease
			Constant prepayment rate [6]	1%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10%	70%	41%	Decrease
Short-term investments [3]	$15	Discounted cash flows	Spread	579 bps	1,254 bps	1,225 bps	Decrease
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
As of September 30, 2024 and December 31, 2023, the fair values of the Company's level 3 derivatives were $5 and less than $1, respectively.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2024, no significant adjustments were made by the Company to broker prices received.

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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2024
Assets
Fixed maturities, AFS
ABS	$8	$—	$—	$40	$—	$—	$—	$—	$48
CLOs	500	—	—	215	(6)	—	—	(460)	249
CMBS	190	(2)	3	—	(3)	(10)	28	—	206
Corporate	2,061	—	61	246	(107)	(13)	9	—	2,257
RMBS	40	—	—	33	(4)	—	—	(14)	55
Total fixed maturities, AFS	2,799	(2)	64	534	(120)	(23)	37	(474)	2,815
FVO securities	160	(5)	—	—	(3)	—	—	—	152
Equity securities, at fair value	58	4	—	19	(1)	(3)	—	—	77
Short-term investments	25	—	—	3	(19)	—	—	—	9
Total Assets	$3,042	$(3)	$64	$556	$(143)	$(26)	$37	$(474)	$3,053
Liabilities
Derivatives, net [4]
Equity	$—	$—	$—	$5	$—	$—	$—	$—	$5
Total Derivatives, net [4]	—	—	—	5	—	—	—	—	5
Total Liabilities	$—	$—	$—	$5	$—	$—	$—	$—	$5

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$56	$—	$—	$—	$(8)	$48
CLOs	113	—	—	805	(32)	—	—	(637)	249
CMBS	227	(4)	15	—	(8)	(58)	34	—	206
Corporate	1,861	—	28	558	(183)	(16)	9	—	2,257
RMBS	36	—	—	85	(14)	—	—	(52)	55
Total fixed maturities, AFS	2,237	(4)	43	1,504	(237)	(74)	43	(697)	2,815
FVO securities	167	(4)	—	—	(11)	—	—	—	152
Equity securities, at fair value	58	4	—	19	(1)	(3)	—	—	77
Short-term investments	25	—	—	4	(20)	—	—	—	9
Total Assets	$2,487	$(4)	$43	$1,527	$(269)	$(77)	$43	$(697)	$3,053
Liabilities
Derivatives, net [4]
Equity	$—	$—	$—	$5	$—	$—	$—	$—	$5
Total Derivatives, net [4]	—	—	—	5	—	—	—	—	5
Total Liabilities	$—	$—	$—	$5	$—	$—	$—	$—	$5

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2023
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$46	$—	$—	$—	$—	$46
CLOs	85	—	—	15	(3)	—	—	—	97
CMBS	238	—	1	—	(14)	—	1	—	226
Corporate	1,622	(4)	(24)	113	(69)	(1)	19	(1)	1,655
RMBS	69	—	—	21	(7)	—	—	(19)	64
Total fixed maturities, AFS	2,014	(4)	(23)	195	(93)	(1)	20	(20)	2,088
FVO securities	163	13	—	—	(3)	—	—	—	173
Equity securities, at fair value	59	—	—	—	(1)	—	—	—	58
Short-term investments	186	—	—	2	(3)	—	—	—	185
Total Assets	$2,422	$9	$(23)	$197	$(100)	$(1)	$20	$(20)	$2,504

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2023
Assets
Fixed maturities, AFS
ABS	$30	$—	$—	$82	$—	$—	$—	$(66)	$46
CLOs	115	—	—	55	(33)	—	—	(40)	97
CMBS	222	(2)	3	6	(15)	(5)	17	—	226
Corporate	1,589	(5)	4	230	(150)	(10)	50	(53)	1,655
RMBS	95	—	—	40	(22)	—	—	(49)	64
Total fixed maturities, AFS	2,051	(7)	7	413	(220)	(15)	67	(208)	2,088
FVO securities	178	—	—	—	(5)	—	—	—	173
Equity securities, at fair value	61	(2)	—	1	(2)	—	—	—	58
Short-term investments	193	—	—	6	(14)	—	—	—	185
Total Assets	$2,483	$(9)	$7	$420	$(241)	$(15)	$67	$(208)	$2,504
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

|

Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CLOs	$—	$—	$—	$—	$—	$—	$—	$1
CMBS	—	—	1	—	—	—	10	2
Corporate	—	(4)	58	(24)	—	(6)	26	2
Total fixed maturities, AFS	—	(4)	59	(24)	—	(6)	36	5
FVO securities	(5)	13	—	—	(4)	—	—	—
Equity securities, at fair value	3	—	—	—	3	(1)	—	—
Total Assets	$(2)	$9	$59	$(24)	$(1)	$(7)	$36	$5
[1]All amounts in these rows are reported in net realized gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gains (losses) on fixed maturities, AFS are reported in changes in net unrealized gain (loss) on fixed maturities in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
As of September 30, 2024 and December 31, 2023, the fair value of assets using the fair value option was $263 and $327, respectively, of which $152 and $167, respectively, were residual interests of securitizations.
For the three and nine months ended September 30, 2024, net realized losses related to the change in fair value of assets using the fair value option were $5 and $2, respectively. For the three and nine months ended September 30, 2023, net realized gains related to the change in fair value of assets using the fair value option were $16 and $5, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2024			December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,415	$6,057	Level 3	$6,087	$5,584
Liabilities
Other policyholder funds and benefits payable	Level 3	$613	$613	Level 3	$638	$639
Senior notes [2]	Level 2	$3,866	$3,615	Level 2	$3,863	$3,533
Junior subordinated debentures [2]	Level 2	$499	$463	Level 2	$499	$429
[1]As of September 30, 2024 and December 31, 2023, the carrying amount of mortgage loans is net of ACL of $44 and $51, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2024	2023	2024	2023
Gross gains on sales of fixed maturities	$12	$6	$23	$26
Gross losses on sales of fixed maturities	(62)	(27)	(148)	(87)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	1	1	(14)	75
Change in net unrealized gains (losses) of equity securities	26	(14)	90	(43)
Net realized and unrealized gains (losses) on equity securities	27	(13)	76	32
Net credit losses on fixed maturities, AFS	—	(5)	(2)	(13)
Change in ACL on mortgage loans	—	(5)	3	(10)
Other, net [2]	10	(46)	4	(109)
Net realized (losses)	$(13)	$(90)	$(44)	$(161)
[1]The change in net unrealized gains (losses) on equity securities still held as of September 30, 2024 and included in net realized gains (losses) were $27 and $71 for the three and nine months ended September 30, 2024, respectively. The change in net unrealized gains (losses) on equity securities still held as of September 30, 2023 and included in net realized gains (losses) were $(14) and $(5) for the three and nine months ended September 30, 2023, respectively.
[2] For the three and nine months ended September 30, 2024 includes gains (losses) from transactional foreign currency revaluation of $(11) and $(5), respectively, and gains (losses) on non-qualifying derivatives of $23 and $15, respectively. For the three and nine months ended September 30, 2023 includes gains (losses) from transactional foreign currency revaluation of $13 and $(3), respectively, and gains (losses) on non-qualifying derivatives of $(74) and $(108), respectively.

Proceeds from the sales of fixed maturities, AFS totaled $1.5 billion and $4.2 billion for the three and nine months ended September 30, 2024, respectively, and $0.8 billion and $2.8 billion for the three and nine months ended September 30, 2023. Non-cash investing activities for both the three and nine months ended September 30, 2024, included $18 related to the exchange of short-term investments for equity securities. There were no non-cash investing activities for both the three and nine months ended September 30, 2023.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2024 and December 31, 2023, the Company reported accrued investment income related to fixed maturities, AFS of $412 and $371, respectively, and accrued investment income related to mortgage loans of $23 and $20, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,
	2024			2023
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$6	$13	$19	$6	$12	$18
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	3	—	3
Reduction due to sales	(3)	—	(3)	(3)	—	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	2	—	2
Balance as of end of period	$3	$13	$16	$8	$12	$20

ACL on Fixed Maturities, AFS by Type
	Nine Months Ended September 30,
	2024			2023
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$9	$12	$21	$2	$10	$12
Credit losses on fixed maturities where an allowance was not previously recorded	—	1	1	9	—	9
Reduction due to sales	(3)	—	(3)	(5)	—	(5)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	1	—	1	2	2	4
Write-offs charged against the allowance	(4)	—	(4)	—	—	—
Balance as of end of period	$3	$13	$16	$8	$12	$20

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2024					December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,474	$—	$57	$(19)	$3,512	$3,347	$—	$18	$(45)	$3,320
CLOs	3,553	—	10	—	3,563	3,104	—	3	(17)	3,090
CMBS	3,062	(13)	28	(220)	2,857	3,466	(12)	19	(348)	3,125
Corporate	20,850	(3)	395	(684)	20,558	18,691	(9)	197	(1,013)	17,866
Foreign govt./govt. agencies	543	—	11	(13)	541	583	—	6	(27)	562
Municipal	5,779	—	124	(249)	5,654	6,207	—	131	(299)	6,039
RMBS	5,356	—	49	(282)	5,123	4,675	—	18	(406)	4,287
U.S. Treasuries	1,047	—	20	(82)	985	1,653	—	26	(150)	1,529
Total fixed maturities, AFS	$43,664	$(16)	$694	$(1,549)	$42,793	$41,726	$(21)	$418	$(2,305)	$39,818

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,298	$1,294	$1,526	$1,501
Over one year through five years	9,437	9,425	9,670	9,433
Over five years through ten years	7,425	7,316	6,568	6,211
Over ten years	10,059	9,703	9,370	8,851
Subtotal	28,219	27,738	27,134	25,996
Mortgage-backed and asset-backed securities	15,445	15,055	14,592	13,822
Total fixed maturities, AFS	$43,664	$42,793	$41,726	$39,818
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2024 or December 31, 2023 other than U.S. government securities and certain U.S. government agencies.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$180	$—	$469	$(19)	$649	$(19)
CLOs	262	—	—	—	262	—
CMBS	36	(1)	2,491	(219)	2,527	(220)
Corporate	709	(7)	8,943	(677)	9,652	(684)
Foreign govt./govt. agencies	37	—	250	(13)	287	(13)
Municipal	251	(1)	2,907	(248)	3,158	(249)
RMBS	237	(1)	2,876	(281)	3,113	(282)
U.S. Treasuries	205	(1)	502	(81)	707	(82)
Total fixed maturities, AFS in an unrealized loss position	$1,917	$(11)	$18,438	$(1,538)	$20,355	$(1,549)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$604	$(6)	$1,043	$(39)	$1,647	$(45)
CLOs	209	(1)	2,249	(16)	2,458	(17)
CMBS	117	(7)	2,837	(341)	2,954	(348)
Corporate	810	(10)	11,149	(1,003)	11,959	(1,013)
Foreign govt./govt. agencies	27	—	368	(27)	395	(27)
Municipal	329	(3)	3,196	(296)	3,525	(299)
RMBS	181	(3)	3,207	(403)	3,388	(406)
U.S. Treasuries	120	(11)	1,121	(139)	1,241	(150)
Total fixed maturities, AFS in an unrealized loss position	$2,397	$(41)	$25,170	$(2,264)	$27,567	$(2,305)
As of September 30, 2024, fixed maturities, AFS in an unrealized loss position consisted of 3,100 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of September 30, 2024, 96% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the nine months ended September 30, 2024, was primarily attributable to lower interest rates and tighter credit spreads.
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
When a borrower is experiencing financial difficulty, including when foreclosure is probable, the Company measures an ACL on individual mortgage loans. The ACL is established for any shortfall between the amortized cost of the loan and the fair value of the collateral less costs to sell. Estimates of collectibility from an individual borrower require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, cash flow projections may change based upon new information about the borrower's ability to pay and/or the value of underlying collateral such as changes in projected property value estimates. During the period in which all or a portion of the mortgage loan is determined to be uncollectible, the ACL is written off against the amortized cost.
There were no mortgage loans held-for-sale as of September 30, 2024 or December 31, 2023. For both the three and nine months ended September 30, 2024, one office property mortgage loan with an amortized cost of $9 was granted a term extension of three years at the original rate which is a below-market rate with a borrower experiencing financial difficulties. The modified loan represents less than 1% of the portfolio and is current and performing in conjunction with the modified terms. For the three and nine months ended September 30, 2023, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ACL as of beginning of period	$48	$41	$51	$36
Current period provision (release)	—	5	(3)	10
Current period gross write-offs	(4)	—	(4)	—
ACL as of September 30,	$44	$46	$44	$46
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of September 30, 2024, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.37x	$—	—x	$16	1.14x	$37	1.03x	$—	—x	$81	1.07x	$159	0.94x
65% - 80%	60	1.29x	—	—x	198	2.01x	497	2.30x	89	3.60x	429	1.94x	1,273	2.18x
Less than 65%	276	1.68x	491	1.41x	744	2.77x	1,034	3.07x	530	2.94x	1,952	2.83x	5,027	2.68x
Total mortgage loans	$361	1.51x	$491	1.41x	$958	2.59x	$1,568	2.78x	$619	3.03x	$2,462	2.61x	$6,459	2.53x
[1]Amortized cost of mortgage loans excludes ACL of $44.

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$16	1.09x	$38	1.05x	$—	—x	$—	—x	$105	1.41x	$159	1.29x
65% - 80%	—	—x	189	2.13x	457	2.42x	95	3.47x	98	1.77x	252	1.77x	1,091	2.25x
Less than 65%	400	1.47x	724	2.75x	1,105	2.99x	527	2.92x	679	2.90x	1,453	2.67x	4,888	2.72x
Total mortgage loans	$400	1.47x	$929	2.60x	$1,600	2.78x	$622	3.00x	$777	2.76x	$1,810	2.47x	$6,138	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $51.

Mortgage Loans by Region
	September 30, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$378	5.8%	$368	6.0%
Middle Atlantic	256	4.0%	238	3.9%
Mountain	740	11.5%	699	11.4%
New England	358	5.5%	351	5.7%
Pacific	1,375	21.3%	1,326	21.6%
South Atlantic	1,810	28.0%	1,776	28.9%
West North Central	96	1.5%	103	1.7%
West South Central	602	9.3%	445	7.2%
Other [1]	844	13.1%	832	13.6%
Total mortgage loans	6,459	100.0%	6,138	100.0%
ACL	(44)		(51)
Total mortgage loans, net of ACL	$6,415		$6,087
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,712	42.0%	$2,363	38.5%
Multifamily	2,188	33.9%	2,200	35.9%
Office	546	8.4%	578	9.4%
Retail [1]	934	14.5%	917	14.9%
Single Family	79	1.2%	80	1.3%
Total mortgage loans	6,459	100.0%	6,138	100.0%
ACL	(44)		(51)
Total mortgage loans, net of ACL	$6,415		$6,087
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2024 and December 31, 2023, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2024, under this program, the Company serviced mortgage loans with a total outstanding principal of $9.9 billion, of which $4.7 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company serviced mortgage loans with a total outstanding principal balance of $9.4 billion, of which $4.4 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2024 and December 31, 2023, because servicing fees were market-level

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
Consolidated VIEs
As of September 30, 2024 and December 31, 2023, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2024 and December 31, 2023 was limited to the total carrying value of $3.2 billion and $3.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of September 30, 2024 and December 31, 2023, the Company has outstanding commitments totaling $2.0 billion and $1.7 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company recognized amortization of $1 and $3, respectively, and related tax benefits of $3 and $8, respectively. For the three and nine months ended September 30, 2023, the Company recognized amortization of $0 and less than $1, respectively, and related tax benefits of less than $1 for both periods. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $38 and $20 as of September 30, 2024, and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company has outstanding commitments related to affordable housing projects of $240 and $180, respectively, that are contingent on various conditions precedent to funding.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, AFS, and FVO securities on the Company's Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2024 and December 31, 2023, the Company reported $6 and $10, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a

|

Table of Contents	Note 5 - Investments
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of September 30, 2024 and December 31, 2023, the Company pledged collateral of $7 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,434	$2,339
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,026	890
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	32	30
Fixed maturities in Lloyd's trust account	47	154
Other investments	60	75
Total Other Restricted Investments	$3,599	$3,488
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest Rate Swaps and Futures
The Company uses interest rate swaps and futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2024 and December 31, 2023, the notional amount of interest rate swaps in offsetting relationships was $344 and $6.6 billion, respectively.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2024	Dec. 31, 2023	Sep 30, 2024	Dec. 31, 2023	Sep 30, 2024	Dec. 31, 2023	Sep 30, 2024	Dec. 31, 2023
Cash flow hedges
Interest rate swaps	$4,100	$3,450	$(3)	$(1)	$1	$1	$(4)	$(2)
Foreign currency swaps	659	644	12	13	30	29	(18)	(16)
Total cash flow hedges	4,759	4,094	9	12	31	30	(22)	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	343	6,626	(2)	(5)	1	—	(3)	(5)
Foreign exchange contracts
Foreign currency swaps and forwards	648	645	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	987	998	—	—	31	27	(31)	(27)
Equity contracts
Equity index options	404	—	5	—	5	—	—	—
Total non-qualifying strategies	2,382	8,269	3	(5)	37	27	(34)	(32)
Total cash flow hedges and non-qualifying strategies	$7,141	$12,363	$12	$7	$68	$57	$(56)	$(50)
Balance Sheet Location
Fixed maturities, AFS	$648	$645	$—	$—	$—	$—	$—	$—
Other investments	907	1,662	31	(1)	31	18	—	(19)
Other liabilities	5,586	10,056	(19)	8	37	39	(56)	(31)
Total derivatives	$7,141	$12,363	$12	$7	$68	$57	$(56)	$(50)

|

Table of Contents	Note 6 - Derivatives
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2024
Other investments	$68	$62	$31	$(25)	$—	$6
Other liabilities	$(56)	$(36)	$(19)	$(1)	$(18)	$(2)

As of December 31, 2023
Other investments	$57	$55	$(1)	$3	$—	$2
Other liabilities	$(50)	$(36)	$8	$(22)	$(13)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$25	$(8)	$4	$(12)
Foreign currency swaps	(23)	3	9	(7)
Total	$2	$(5)	$13	$(19)

|

Table of Contents	Note 6 - Derivatives
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gains (Losses) Reclassified from AOCI into Income
	Three months ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(9)	$4	$(5)	$4	$(24)	$13	$(20)	$11
Foreign currency swaps	3	—	2	—	9	—	7	—
Total	$(6)	$4	$(3)	$4	$(15)	$13	$(13)	$11

Total amounts presented on the Condensed Consolidated Statement of Operations	$659	$49	$597	$50	$1,854	$149	$1,652	$150
As of September 30, 2024, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $35. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and nine months ended September 30, 2024 and 2023, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate contracts
Interest rate swaps and futures	$12	$(71)	$9	$(53)
Credit contracts
Credit derivatives that purchase credit protection	—	(3)	—	(55)
Equity contracts
Equity index options	11	—	6	—
Total [1]	$23	$(74)	$15	$(108)
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$(1)	4 years	CMBS Credit	AAA	$100	$1
Below investment grade risk exposure	392	30	4 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC-	1	1
Total [5]	$493	$28				$493	$(28)

As of December 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	5 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	24	4 years	Corporate Credit	B+	396	(24)
Below investment grade risk exposure	2	(1)	Less than 1 year	CMBS Credit	CCC-	2	1
Total [5]	$499	$22				$499	$(22)
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
.
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2024 and December 31, 2023, the Company has pledged cash collateral associated with derivative instruments of $26 and $25, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2024 and December 31, 2023, the Company pledged securities collateral associated with derivative instruments with a fair value of $11 and $14, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2024 and December 31, 2023, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $10 and $16, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $96 and $112, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2024 and December 31, 2023, the Company accepted cash collateral associated with derivative instruments of $57 and $49, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2024 and December 31, 2023, with a fair value of $0 for both periods, which the Company has the right to repledge or sell. As of September 30, 2024 and December 31, 2023, the Company had no repledged securities. In addition, as of September 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances

	As of September 30, 2024	As of December 31, 2023
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,839	$5,303
Receivables for loss sensitive business, by credit quality:
AA	90	94
A	60	54
BBB	142	136
BB	93	84
Below BB	44	45
Total receivables for loss sensitive business	429	413

Total Premiums Receivable and Agents' Balances, Gross	6,268	5,716
ACL	(117)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,151	$5,607
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2024			September 30, 2023
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$95	$21	$116	$94	$25	$119
Current period provision	16	1	17	11	1	12
Current period write-offs	(17)	(1)	(18)	(14)	(1)	(15)
Current period recoveries	2	—	2	1	—	1
Ending ACL	$96	$21	$117	$92	$25	$117

|

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2024			September 30, 2023
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$89	$20	$109	$85	$24	$109
Current period provision	46	2	48	42	2	44
Current period write-offs	(44)	(1)	(45)	(41)	(1)	(42)
Current period recoveries	5	—	5	6	—	6
Ending ACL	$96	$21	$117	$92	$25	$117
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense ("LAE") reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported ("IBNR") unpaid losses. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2024				As of December 31, 2023
	P&C	Group Benefits	Corporate	Total	P&C	Group Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,284	$—	$—	$2,284	$2,398	$—	$—	$2,398
A+	2,066	276	226	2,568	2,030	251	241	2,522
A	808	1	—	809	810	1	—	811
A-	624	4	—	628	653	5	—	658
B++	2	—	2	4	2	—	3	5
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,806	281	228	6,315	5,915	257	244	6,416
Mandatory (Assigned) and Voluntary Risk Pools	206	—	—	206	208	—	—	208
Captives	373	—	—	373	353	—	—	353
Other not rated companies	254	6	—	260	226	4	—	230
Gross Reinsurance Recoverables	6,639	287	228	7,154	6,702	261	244	7,207
Allowance for uncollectible reinsurance	(99)	(1)	(2)	(102)	(100)	(1)	(2)	(103)
Net Reinsurance Recoverables	$6,540	$286	$226	$7,052	$6,602	$260	$242	$7,104
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
The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL is estimated as the amount of reinsurance recoverables exposed to loss multiplied by estimated factors for the probability of default and the amount of loss given a default. The probability of default is assigned based on each reinsurer's credit rating, or a rating is estimated if no external rating is available. Credit ratings are reviewed on a quarterly basis and any significant changes are reflected in an updated estimate. The probability of default factors are historical insurer and reinsurer defaults for liabilities with similar durations to the reinsured liabilities as estimated through multiple economic cycles. Credit ratings are forward-
looking and consider a variety of economic outcomes. The loss given default factors are based on a study of historical recovery rates for general creditors of corporations through multiple economic cycles or, in the case of purchased annuities funding structured settlements accounted for as reinsurance, historical recovery rates for annuity contract holders.
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

Allowance for Uncollectible Reinsurance for the Three and Nine Months Ended
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
P&C beginning allowance for uncollectible reinsurance	$99	$107	$100	$102
Beginning allowance for disputed amounts	54	62	57	60
P&C beginning ACL	45	45	43	42
Current period provision	1	1	3	4
Current period gross write-offs	(1)	—	(1)	—
P&C ending ACL	45	46	45	46
Ending allowance for disputed amounts	54	60	54	60
P&C ending allowance for uncollectible reinsurance	99	106	99	106
Group Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$102	$109	$102	$109

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$34,044	$33,083
Reinsurance and other recoverables	6,696	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	27,348	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year	7,799	7,151
Prior accident year development [1]	(221)	(82)
Total provision for unpaid losses and loss adjustment expenses	7,578	7,069
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	87	—
Payments
Current accident year	(1,852)	(1,829)
Prior accident years	(4,078)	(4,873)
Total payments	(5,930)	(6,702)
Foreign currency adjustment	9	3
Ending liabilities for unpaid losses and loss adjustment expenses, net	29,092	26,988
Reinsurance and other recoverables	6,603	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$35,695	$33,453
1.Prior accident year development for the nine months ended September 30, 2024 includes a $87 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover (the "Navigator's ADC") as the Company began collection recoveries of the ceded losses from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc, during the period. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

|

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2024	2023
Workers’ compensation	$(188)	$(174)
Workers’ compensation discount accretion	34	32
General liability	81	39
Marine	(1)	(1)
Package business	(6)	(18)
Commercial property	(7)	2
Professional liability	(7)	(3)
Bond	(22)	12
Assumed reinsurance	24	19
Automobile liability - Commercial Lines	26	6
Automobile liability - Personal Lines	(13)	—
Homeowners	(15)	1
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(38)	(44)
Uncollectible reinsurance	—	13
Other reserve re-estimates, net	(2)	34
Prior accident year development before change in deferred gain	(134)	(82)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(87)	—
Total prior accident year development	$(221)	$(82)
[1]The $87 change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2024, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2024
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small commercial, driven by lower than previously estimated claim severity. In addition, the 2020 accident year includes a $48 reduction of COVID-19 related reserves driven by favorable claim count emergence.
General liability reserves were increased primarily in response to higher frequency of large losses in the 2016 to 2019 accident years as well as increases in more recent accident years, with the increase in reserves for the three months ended September 30, 2024, focused more toward the recent accident years. In addition, reserves for sexual molestation and sexual abuse claims were increased for older accident years. Lastly, reserves for extra contractual liability claims and other miscellaneous run-off lines were reduced in response to recent favorable loss activity.
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
Automobile liability reserves - Commercial Lines increased primarily due to adverse loss development within accident years 2022 and 2023 driven by higher severity than estimated.
Automobile liability reserves - Personal Lines were decreased primarily in response to better than anticipated accident year 2023 claim severity for property damage liability.
Homeowners reserves were decreased primarily due to favorable severity impacting accident year 2023.
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
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covers substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the three and nine months ended September 30, 2024, the Company collected recoveries from NICO and as a result amortized $26 and $87 of the deferred gain within benefits, losses and loss adjustment expenses in the three and nine month periods, respectively. As of September 30, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $122 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,274	$8,160
Reinsurance recoverables	254	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,020	7,915
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,929	3,899
Prior year's discount accretion	149	149
Prior incurral year development [1]	(460)	(403)
Total provision for unpaid losses and loss adjustment expenses [2]	3,618	3,645
Payments
Current incurral year	(1,885)	(1,772)
Prior incurral years	(1,846)	(1,798)
Total payments	(3,731)	(3,570)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,907	7,990
Reinsurance recoverables	279	243
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,186	$8,233
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $130 and $136 for the nine months ended September 30, 2024 and 2023, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2024
Group disability - Prior period reserve estimates decreased by approximately $394 largely driven by long-term disability claim incidence lower than prior assumptions and favorable recoveries on prior incurral year claims, as well as a favorable change in the recovery rate assumption.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $68 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
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
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the nine months ended September 30,
	2024			2023
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$48			$47
Balance, ending of the period		$46			$46

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$137	$113	$185	$140	$112	$192
Beginning adjustment for changes in single-A rate	7	(11)	(32)	4	(14)	(39)
Beginning balance at original discount rate	130	124	217	136	126	231
Effect of changes in cash flow assumptions	—	2	—	(2)	1	—
Effect of actual variances from expected experience	1	3	(1)	1	4	(1)
Adjusted beginning balance	131	129	216	135	131	230
Interest accrual and other	5	16	5	5	14	7
Benefit Payments	(9)	(23)	(19)	(9)	(20)	(17)
Ending balance at original discount rate	127	122	202	131	125	220
Ending adjustment for changes in single-A rate	8	(10)	(26)	(3)	(20)	(44)
Ending balance at single-A rate	$135	$112	$176	$128	$105	$176

Net reserve for future policy benefits	$135	$66	$176	$128	$59	$176
Weighted-average duration of the reserve for future policy benefits (years)	9.0	11.6	6.6	9.0	11.4	6.1

Net Reserve for Future Policy Benefits
	As of September 30,
	2024	2023
Payout Annuities	$135	$128
Life Conversions	66	59
Paid-up Life	176	176
Deferred Profit Liability	19	20
Other	74	80
Total	$470	$463

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of September 30,
	2024	2023
Payout Annuities [1]
Expected future benefit payments	$249	$259
Life Conversions
Expected future gross premiums	$107	$116
Expected future benefit payments	$199	$206
Paid-up Life [1]
Expected future benefit payments	$262	$285
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

|

Table of Contents	Note 10 - Reserve for Future Policy Benefits
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-Average Interest Rates
	As of September 30,
	2024	2023
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	4.9%	5.9%
Life Conversions
Interest accretion rate	4.3%	4.2%
Current discount rate	5.0%	5.9%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	4.7%	5.9%
The Company completed a review of cash flow assumptions in the third quarter 2024 and 2023, resulting in immaterial changes to the reserve for future policy benefits. For payout annuities, the net effect of updating cash flow assumptions was offset by a corresponding impact to the deferred profit liability. Gross premiums and interest accretion recognized on long-duration insurance policies for the nine months ended September 30, 2024 and 2023 were immaterial.

11. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $613 and $645 as of September 30, 2024 and 2023 respectively, included universal life long-duration contacts of $209 and $226 as well as policyholder balances related to short-duration contracts of $404 and $419. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the nine months ended September 30,
	2024	2023
Balance, beginning of the period	$223	$232
Premiums Received	9	10
Policy Charges	(18)	(15)
Surrenders and Withdrawals	(4)	(4)
Benefit Payments	(6)	(4)
Interest Credited	5	7
Balance, end of the period	$209	$226
Weighted-average crediting rate	4.3%	4.2%
Net Amount at Risk [1]	$852	$928
Cash Surrender Value	$207	$224
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of September 30, 2024 and 2023, universal life contracts of $208 and $225, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

|

Table of Contents	Note 12 - Income Taxes
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. INCOME TAXES
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax provision at U.S. federal statutory rate	$200	$171	$583	$449
Nontaxable investment income	(9)	(12)	(31)	(32)
Other	(6)	3	(35)	(12)
Provision for income taxes	$185	$162	$517	$405
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$27	$23	$26	$22
Gross increases - tax positions in current period	1	2	2	4
Gross decreases - tax positions in current period	(1)	—	(1)	—
Lapse of statute of limitations	(4)	—	(4)	(1)
Balance, end of period	$23	$25	$23	$25
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction, and as part of this assessment, the Company reduced the valuation allowance related to the deferred tax asset for foreign net operating losses from $12 as of December 31, 2023 to $0 as of September 30, 2024. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
The federal income tax audits for the Company have been completed through 2013. The acquired Navigators Group is currently under IRS audit for the pre-acquisition 2019 tax period. The statute of limitations is closed through the 2020 tax year with the exception of net operating loss carryforwards utilized in open tax years and the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
13. DEBT
Shelf Registrations
On September 23, 2024, the Company filed with the Securities and Exchange Commission an automatic shelf registration statement (Registration No. 333-282288) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. Because The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement became effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Lloyd's Letter of Credit Facility
On October 21, 2024, The Hartford amended and restated its committed credit facility with a syndicate of lenders (the “Lloyd’s Facility”). The purpose of this facility is to issue letters of credit that may be treated as Funds at Lloyd's to support underwriting capacity provided by the Hartford Corporate Underwriters Limited to the Lloyd’s syndicate 1221 for the 2025 and 2026 underwriting years of account (and prior open years). The amended and restated Lloyd’s Facility has two tranches, with one tranche extending a $74 commitment and the other tranche extending a £79 million ($106 as of September 30, 2024). The term of the facility is two years. As of September 30, 2024, letters of credit with an aggregate face amount of $74 and £73 million, or $98, were outstanding under the Lloyd's Facility. As of December 31, 2023, letters of credit with an aggregate face amount of $74 and £79 million, or $101, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford’s consolidated net worth and financial leverage. As of September 30, 2024 and December 31, 2023, The Hartford was in compliance with all financial covenants of the facility.

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
For its Run-off A&E claims, as of September 30, 2024, the Company reported $133 of net A&E reserves, including the benefit of losses ceded to an A&E ADC with NICO (collectively the "A&E ADC"). In addition, the Company has recorded a $788 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Commercial Lines and Personal Lines. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2024, the Company has incurred $1,438 in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving $62 of coverage available for future adverse net reserve development, if any. Cumulative adverse

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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2024 was $52 for which the legal entities have posted collateral of $36 in the normal course of business. Based on derivative contractual terms as of September 30, 2024, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
15. EQUITY
Equity Repurchase Program
During the nine months ended September 30, 2024 and 2023, the Company repurchased $1.1 billion (11.0 million shares) and $1.05 billion (14.6 million shares), respectively, of common stock under the $3.0 billion share repurchase authorization that is effective until December 31, 2024 as authorized by the Board of Directors. In addition to this authorization, in July 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. As of September 30, 2024, the Company has $3.5 billion remaining for equity repurchases under both these current share repurchase programs. During the period October 1, 2024 through October 23, 2024, the Company repurchased $115 (1.0 million common shares) under these repurchase programs.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
16. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)
OCI before reclassifications	1,292	2	2	8	(20)	—	1,284
Amounts reclassified from AOCI	50	1	2	—	—	9	62
OCI, before tax	1,342	3	4	8	(20)	9	1,346
Income tax benefit (expense)	(281)	(1)	(1)	(2)	4	(2)	(283)
OCI, net of tax	1,061	2	3	6	(16)	7	1,063
Ending balance	$(671)	$(5)	$33	$41	$19	$(1,422)	$(2,005)

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	900	3	13	5	(8)	—	913
Amounts reclassified from AOCI	127	1	2	—	—	25	155
OCI, before tax	1,027	4	15	5	(8)	25	1,068
Income tax benefit (expense)	(216)	(1)	(3)	(1)	2	(5)	(224)
OCI, net of tax	811	3	12	4	(6)	20	844
Ending balance	$(671)	$(5)	$33	$41	$19	$(1,422)	$(2,005)

Reclassifications from AOCI
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(50)	$(127)	Net realized gains (losses)
	(50)	(127)	Total before tax
	(11)	(27)	Income tax expense
	$(39)	$(100)	Net income
Unrealized Losses on Fixed Maturities, AFS with ACL
Fixed Maturities, AFS	$(1)	$(1)	Net realized gains (losses)
	(1)	(1)	Total before tax
	—	—	Income tax expense
	$(1)	$(1)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(9)	$(24)	Net investment income
Interest rate swaps	4	13	Interest expense
Foreign currency swaps	3	9	Net investment income
	(2)	(2)	Total before tax
	—	—	Income tax expense
	$(2)	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(11)	(30)	Insurance operating costs and other expenses
	(9)	(25)	Total before tax
	(2)	(5)	Income tax expense
	$(7)	$(20)	Net income
Total amounts reclassified from AOCI	$(49)	$(123)	Net income

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,277)	$(10)	$31	$36	$32	$(1,336)	$(3,524)
OCI before reclassifications	(876)	(1)	(5)	(1)	19	1	(863)
Amounts reclassified from AOCI	26	2	(1)	—	—	7	34
OCI, before tax	(850)	1	(6)	(1)	19	8	(829)
Income tax benefit (expense)	179	—	2	—	(4)	(2)	175
OCI, net of tax	(671)	1	(4)	(1)	15	6	(654)
Ending balance	$(2,948)	$(9)	$27	$35	$47	$(1,330)	$(4,178)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2023
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	(522)	(7)	(19)	5	15	—	(528)
Amounts reclassified from AOCI	74	4	2	—	—	20	100
OCI, before tax	(448)	(3)	(17)	5	15	20	(428)
Income tax benefit (expense)	94	1	4	(1)	(3)	(4)	91
OCI, net of tax	(354)	(2)	(13)	4	12	16	(337)
Ending balance	$(2,948)	$(9)	$27	$35	$47	$(1,330)	$(4,178)

|

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(26)	$(74)	Net realized gains (losses)
	(26)	(74)	Total before tax
	(5)	(16)	Income tax expense
	$(21)	$(58)	Net income
Unrealized Losses on Fixed Maturities, AFS with ACL
Fixed Maturities, AFS	$(2)	$(4)	Net realized gains (losses)
	(2)	(4)	Total before tax
	—	(1)	Income tax expense
	$(2)	$(3)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(5)	$(20)	Net investment income
Interest rate swaps	4	11	Interest expense
Foreign currency swaps	2	7	Net investment income
	1	(2)	Total before tax
	—	—	Income tax expense
	$1	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	(25)	Insurance operating costs and other expenses
	(7)	(20)	Total before tax
	(1)	(4)	Income tax expense
	$(6)	$(16)	Net income
Total amounts reclassified from AOCI	$(28)	$(79)	Net income
17. EMPLOYEE BENEFIT PLANS
The Company’s employee benefit plans are described in Note 19 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2023 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2024.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$1	$1	$3	$—	$—	$—	$—
Interest cost	44	45	132	135	2	1	5	5
Expected return on plan assets	(58)	(58)	(173)	(176)	(1)	—	(1)	(1)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	9	7	26	21	2	2	4	4
Net periodic cost (benefit)	$(5)	$(5)	$(14)	$(17)	$1	$1	$3	$3

|

Table of Contents	Note 18 - Restructuring and Other Costs
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
Subsequent to September 30, 2024, the Company expects to incur additional costs including amortization of right of use assets and other lease exit costs, other IT costs to retire applications and other expenses. Total restructuring and other costs are expected to be approximately $127, before tax, and will be recognized in the Corporate category and not allocated to the reportable segments.

Restructuring and Other Costs, Before Tax
	Incurred in the Three Months Ended September 30,		Incurred in the Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2024	Total Amount Expected to be Incurred
	2024	2023	2024	2023
Severance benefits	$—	$(2)	$—	$(5)	$35	$35
IT costs	—	2	—	4	25	25
Professional fees and other expenses	1	1	2	5	67	67
Total restructuring and other costs, before tax	$1	$1	$2	$4	$127	$127

|

Table of Contents	Index to MD&A
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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the reportable segment and corporate operating summaries that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$767	$651	$2,258	$1,733
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	761	645	2,242	1,717
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	12	76	40	136
Restructuring and other costs, before tax	1	1	2	4
Integration and other non-recurring M&A costs, before tax	2	2	6	6
Change in deferred gain on retroactive reinsurance, before tax [1]	(26)	—	(87)	—
Income tax expense (benefit) [2]	2	(16)	8	(31)
Core earnings	$752	$708	$2,211	$1,832
[1]During 2024, the Company collected recoveries from National Indemnity Company ("NICO”), a subsidiary of Berkshire Hathaway Inc. related to the Navigators adverse development cover ("Navigators ADC") and as a result amortized $26 and $87 of the deferred gain within benefits, losses and loss adjustment expenses in the three and nine month periods, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial Lines
Net income	$528	$519	$1,641	$1,398
Adjustments to reconcile net income to underwriting gain:
Net investment income	(442)	(395)	(1,235)	(1,097)
Net realized losses	32	38	70	108
Other expense	1	(2)	4	(2)
Income tax expense	134	130	393	339
Underwriting gain	$253	$290	$873	$746
Personal Lines
Net income (loss)	$31	$(12)	$54	$(73)
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(58)	(47)	(158)	(119)
Net realized losses	2	5	9	11
Net servicing and other income	(5)	(3)	(15)	(16)
Income tax expense (benefit)	8	(5)	12	(23)
Underwriting loss	$(22)	$(62)	$(98)	$(220)
P&C Other Operations
Net income	$10	$9	$29	$24
Adjustments to reconcile net income to underwriting loss:
Net investment income	(18)	(18)	(55)	(51)
Net realized losses	—	2	3	6
Other expense	4	—	4	—
Income tax expense	1	2	5	6
Underwriting loss	$(3)	$(5)	$(14)	$(15)
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
The Hartford conducts business principally in five reportable segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, capital raising activities (including equity financing, debt financing and related interest expense), transaction expenses incurred in connection with an acquisition, certain M&A costs, purchase accounting adjustments related to goodwill and other expenses not allocated to the reportable segments. Corporate also includes investment management fees and expenses related to managing third-party assets.
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
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale ("AFS") securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities ("ABS") and collateralized loan obligations ("CLOs"). The Company also invests in commercial mortgage loans as well as limited partnerships and alternative investments, which are private investments that are less liquid, but have the potential to generate higher returns. The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
THIRD QUARTER FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $116 or 18%	Ý	Increased $0.47 or 22%	Ý	Increased $6.96 or 14%
+	The effect of higher earned premiums in P&C and Group Benefits	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Lower net realized losses	+	Reduction in outstanding shares due to share repurchases	+	Impact of a decrease in net unrealized losses on AFS securities in AOCI
+	Higher net investment income
+	Lower CAY loss and LAE ratio before catastrophes in P&C			-	Dilutive effect of share repurchases
-	Higher catastrophe losses in P&C
-	Higher expense ratio in P&C and GB

Investment Yield, After Tax	Property & Casualty Combined Ratio	Group Benefits Net Income Margin

Ý	Increased 10 bps	Ý	Deteriorated 0.5 points	Ý	Increased 0.3 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates	+	Higher catastrophe losses	+	Lower net realized losses
		+	Higher CAY loss and LAE ratio before catastrophes in Commercial Lines	+	Improved group life loss ratio
-	Lower returns on limited partnerships and other alternative investments			-	Higher expense ratio
		-	Lower CAY loss and LAE ratio before catastrophes in Personal Lines	-	Higher loss ratio on supplemental health and group disability products

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the reportable segment and corporate operating summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Earned premiums	$5,734	$5,310	8%	$16,758	$15,593	7%
Fee income	347	330	5%	1,019	977	4%
Net investment income	659	597	10%	1,854	1,652	12%
Net realized losses	(13)	(90)	86%	(44)	(161)	73%
Other revenues	24	21	14%	69	66	5%
Total revenues	6,751	6,168	9%	19,656	18,127	8%
Benefits, losses and loss adjustment expenses	3,823	3,543	8%	11,095	10,605	5%
Amortization of deferred policy acquisition costs	585	517	13%	1,691	1,510	12%
Insurance operating costs and other expenses	1,323	1,226	8%	3,891	3,667	6%
Interest expense	49	50	(2%)	149	150	(1%)
Amortization of other intangible assets	18	18	—%	53	53	—%
Restructuring and other costs	1	1	—%	2	4	(50)%
Total benefits, losses and expenses	5,799	5,355	8%	16,881	15,989	6%
Income, before tax	952	813	17%	2,775	2,138	30%
Income tax expense	185	162	14%	517	405	28%
Net income	767	651	18%	2,258	1,733	30%
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$761	$645	18%	$2,242	$1,717	31%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023
Net income available to common stockholders increased by $116, primarily driven by:
•Lower net realized losses of $77, before tax;
•Higher net investment income of $62, before tax, primarily driven by a higher yield on fixed maturities and a higher level of invested assets, partially offset by lower income from limited partnerships and other alternative investments and;
•A slight increase in the P&C underwriting gain of $5, before tax, driven by the effect of earned premium growth, a lower CAY loss and LAE ratio before catastrophes in Personal Lines and a higher level of favorable prior accident year reserve development, partially offset by higher CAY catastrophe losses, a higher CAY loss and LAE ratio before catastrophes in Commercial Lines, and a higher expense ratio.
These increases were partially offset by:
•In Group Benefits, a higher expense ratio, a higher loss ratio on supplemental health products, and a higher group disability loss ratio, partially offset by a lower group life loss ratio and the effect of higher fully insured ongoing premiums.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums

Earned premiums increased by $424 primarily due to:
•An increase in P&C reflecting a 10% increase in Commercial Lines and a 13% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across most lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Group Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.
Fee income increased primarily driven by higher daily average assets within Hartford Funds resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve months.

Net Investment Income

Net investment income increased primarily due to the impact of reinvesting at higher interest rates and a higher level of invested assets, partially offset by a lower level of income on limited partnerships and other alternative investments.
Net realized losses improved primarily due to:
•Gains on interest rate derivatives in the 2024 period compared to losses in the 2023 period due to lower interest rates; and
•Valuation improvements on equity securities in the 2024 period compared to declines in the 2023 period.
These increases were partially offset by:
•Higher net losses on sales of fixed maturities; and
•Losses on transactional foreign currency revaluation in the 2024 period compared to gains in the 2023 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,396
$2,661
2023 QTD
2024 QTD

Benefits, losses and loss adjustment expenses increased due to:
•An increase in Property & Casualty of $265 which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $209, before tax, primarily due to the effect of higher earned premiums and a slightly higher CAY loss and LAE ratio before catastrophes in Commercial Lines, partially offset by a lower CAY loss and LAE ratio before catastrophes in Personal Lines.
–An increase in CAY catastrophe losses of $63, before tax. Catastrophe losses in the 2024 period included losses from hurricanes, including a loss of $104 from Hurricane Helene, and tropical storms primarily in the Southeast and South regions, and to a lesser extent, tornado, wind and hail events primarily in the Midwest, Northeast and Mountain West regions. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States and, to a lesser extent, losses from hurricanes and tropical storms in the Southeast and West Coast.
Partially offset by:
–Net favorable prior accident year reserve development of $50, before tax, in P&C compared to $43 in the prior year period. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation and Personal Lines automobile physical damage, partially offset by increases in reserves for general liability and Commercial Lines automobile liability. The 2024 period also included a benefit of $26 related to amortization of the Navigators ADC deferred gain. Prior accident year reserve development in the 2023 period was a net favorable $43, before tax, primarily driven by decreases in reserves related to workers’
Losses and LAE Incurred for Group Benefits

$1,500
$1,250
$1,000
$750
$500
$250
$0
$1,146
$1,161
2023 QTD
2024 QTD

compensation and package business, partly offset by an increase in reserves for general liability.
For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A slight increase in Group Benefits of $15, before tax, primarily driven by the effect of higher earned premiums, a higher loss ratio on supplemental health products, and a higher loss ratio on paid family and medical leave products, partially offset by lower group life mortality and a favorable change in the long-term disability recovery rate assumption.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•Increased expense from higher staffing costs, including higher incentive compensation and benefits costs, partly in response to increased business volume; and
•Higher direct marketing costs in Personal Lines.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Net income available to common stockholders increased by $525 primarily driven by:
•An increase in P&C underwriting gain of $250, before tax, driven by the effect of earned premium growth, a higher level of favorable prior accident year reserve development, and lower CAY loss and LAE ratio before catastrophes in Personal Lines, partially offset by higher CAY catastrophe losses;
•Higher net investment income of $202, before tax, primarily driven by a higher yield on fixed maturities and a higher level of invested assets, partially offset by lower income from limited partnerships and other alternative investments;
•Lower net realized losses of $117, before tax; and
•In Group Benefits, a lower group life loss ratio and the effect of higher fully insured ongoing premiums, partially offset by a higher expense ratio, a higher loss ratio on supplemental health products, and a higher group disability loss ratio.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.
REVENUE
Earned Premiums

Earned premiums increased by $1,165, or 7%, primarily due to:
•An increase in P&C reflecting a 9% increase in Commercial Lines and a 12% increase in Personal Lines.
–Contributing to the increase in Commercial Lines was the effect of an increase in new business across most lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Lines, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.

Net Investment Income
•An increase in Group Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.
Fee income increased, primarily due to a $33 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve months.
Net investment income increased primarily due to the impact of reinvesting at higher interest rates, a higher level of invested assets, and, to a lesser extent, a higher yield on variable-rate securities, partially offset by a lower level of income on limited partnerships and other alternative investments.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net realized losses improved primarily due to:
•Gains on interest rate derivatives in the 2024 period compared to losses in the 2023 period due to lower interest rates;
•No losses on credit derivatives in the 2024 period compared to losses in the 2023 period; and
•Valuation improvements on equity securities in the 2024 period compared to valuation declines and sales in the 2023 period.
These increases were partially offset by:
•Higher net losses on sales of fixed maturities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $490, due to:
•An increase in Property & Casualty of $509, which was attributable to:
–An increase in P&C CAY loss and loss adjustment expenses before catastrophes of $555, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower CAY loss and LAE ratio in Personal Lines; and
–An increase in CAY catastrophe losses of $93, before tax. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions of the United States, as well as losses from hurricanes and tropical storms mainly in the Southeast and South regions, and, to a lesser extent, from winter storms, mainly in the Pacific, Northeast, and South regions. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts.

Losses and LAE Incurred for Group Benefits
Partially offset by:
–Net favorable prior accident year reserve development of $221, before tax, in P&C compared to net favorable prior accident year reserve development in the 2023 period of $82. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Lines automobile physical damage, homeowners, and Personal Lines automobile liability, partially offset by increases in reserves for general liability, Commercial Lines automobile liability, and assumed reinsurance. The 2024 period also included a benefit of $87 related to amortization of the Navigators ADC deferred gain. Prior accident year reserve development in the 2023 period was a net favorable $82, before tax, primarily driven by decreases in reserves related to workers' compensation and catastrophes, offset by increases in reserves for general liability, Personal Lines automobile physical damage, assumed reinsurance and bond.
For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Partially offset by:
•A decrease in Group Benefits of $19, before tax, primarily driven by lower group life mortality, favorable long-term disability claim recoveries and incidence, and a favorable change in the long-term disability recovery rate assumption, partially offset by the effect of higher earned premiums and a higher loss ratio on paid family and medical leave products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Commercial Lines, reflecting an increase in earned premiums across all commercial lines of business.
Insurance operating costs and other expenses increased due to:
•Increased expense from higher staffing costs, including higher incentive compensation and benefits costs, and commissions in Group Benefits, partly in response to increased business volume; and
•Higher direct marketing costs in Personal Lines.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$42,793	72.1%	$39,818	71.2%
Fixed maturities, at fair value using the fair value option ("FVO Securities")	263	0.4%	327	0.6%
Equity securities, at fair value	634	1.1%	864	1.5%
Mortgage loans (net of allowance for credit losses ("ACL") of $44 and $51)	6,415	10.8%	6,087	10.9%
Limited partnerships and other alternative investments	5,019	8.5%	4,785	8.6%
Other investments [1]	262	0.4%	191	0.3%
Short-term investments	3,964	6.7%	3,850	6.9%
Total investments	$59,350	100.0%	$55,922	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
September 30, 2024 compared to December 31, 2023
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds, high-quality residential mortgage-backed securities ("RMBS") and CLOs, partially offset by net reductions to U.S. treasuries, tax-exempt municipal bonds, and commercial mortgage-backed securities ("CMBS"). The increase was also due to higher valuations as a result of lower interest rates and tighter credit spreads.

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$570	4.7%	$480	4.3%	$1,633	4.6%	$1,385	4.1%
Equity securities	5	3.4%	9	3.8%	20	3.9%	31	3.2%
Mortgage loans	68	4.2%	59	3.9%	196	4.1%	174	3.8%
Limited partnerships and other alternative investments	37	3.0%	72	6.3%	69	1.9%	130	4.0%
Other [3]	1		(1)		8		1
Investment expense	(22)		(22)		(72)		(69)
Total net investment income	$659	4.4%	$597	4.2%	$1,854	4.2%	$1,652	3.9%
Total net investment income excluding limited partnerships and other alternative investments	$622	4.5%	$525	4.1%	$1,785	4.4%	$1,522	3.9%
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Total net investment income increased primarily due to the impact of reinvesting at higher interest rates and a higher level of invested assets, partially offset by a lower level of income on limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates.
Average reinvestment rates, on fixed maturities and mortgage loans, excluding certain U.S. Treasury securities, for the three and nine months ended September 30, 2024, were 5.5% and 6.0%, respectively, which were above the average yield of sales and maturities of 4.4% and 4.7%, respectively. Average reinvestment rates for the three and nine months ended September 30, 2023, were 6.0% and 5.7%, respectively, which were above the average yield of sales and maturities of 4.5% and 4.2%, respectively.
For the 2024 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be above the portfolio yield earned in 2023 due to the higher rate environment. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2024	2023	2024	2023
Gross gains on sales of fixed maturities	$12	$6	$23	$26
Gross losses on sales of fixed maturities	(62)	(27)	(148)	(87)
Equity securities [1]	27	(13)	76	32
Net credit losses on fixed maturities, AFS [2]	—	(5)	(2)	(13)
Change in ACL on mortgage loans [3]	—	(5)	3	(10)
Other, net [4]	10	(46)	4	(109)
Net realized losses	$(13)	$(90)	$(44)	$(161)
[1]The change in net unrealized gains (losses) on equity securities still held as of September 30, 2024 and included in net realized gains (losses) were $27 and $71 for the three and nine months ended September 30, 2024, respectively. The change in net unrealized gains (losses) on equity securities still held as of September 30, 2023 and included in net realized gains (losses) were $(14) and $(5) for the three and nine months ended September 30, 2023, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]For the three and nine months ended September 30, 2024, includes gains (losses) from transactional foreign currency revaluation of $(11) and $(5), respectively, and gains (losses) on non-qualifying derivatives of $23 and $15, respectively. For the three and nine months ended September 30, 2023, includes gains (losses) from transactional foreign currency revaluation of $13 and $(3), respectively, and gains (losses) on non-qualifying derivatives of $(74) and $(108), respectively.
Three and nine months ended September 30, 2024
Gross gains and losses on sales were primarily due to sales of U.S. treasuries, corporate securities, and tax-exempt municipals to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net gains for the three and nine month periods ended September 30, 2024 primarily included gains of $12 and $9, respectively, on interest rate derivatives driven by changes in interest rates, gains of $11 and $6 on equity derivatives driven by changes in equity market levels, and losses of $11 and $5, respectively, on transactional foreign currency revaluation.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2023 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2024.
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of September 30, 2024

P&C Other
$601
2%
Personal
Lines
$2,268
8%
Commercial
Lines
$26,223
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,337	1,774	—	7,111
Current accident year catastrophes	419	269	—	688
Prior accident year development [1]	(173)	(55)	7	(221)
Total provision for unpaid losses and loss adjustment expenses	5,583	1,988	7	7,578
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	87	—	—	87
Payments	(4,038)	(1,760)	(132)	(5,930)
Foreign currency adjustment	9	—	—	9
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,223	2,268	601	29,092
Reinsurance and other recoverables	4,562	27	2,014	6,603
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,785	$2,295	$2,615	$35,695
Earned premiums and fee income	$9,451	$2,571
Loss and loss expense paid ratio [2]	42.7	68.5
Loss and loss expense incurred ratio	59.3	78.1
Prior accident year development (pts) [3]	(1.8)	(2.2)
[1]Prior accident year development for the nine months ended September 30, 2024 includes a $87 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators ADC as the Company began collecting recoveries of the ceded losses from NICO during the period. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Total [1]	Commercial Lines	Personal Lines	Total
Wind and hail	40	$32	$72	$212	$185	$397
Winter storms	(3)	(1)	(4)	52	13	65
Hurricanes and tropical storms [1]	100	61	161	100	61	161
Wildfires	—	—	—	1	10	11
Other international	(3)	—	(3)	1	—	1
Catastrophes before assumed reinsurance	134	92	226	366	269	635
Global assumed reinsurance business [1] [2]	21	—	21	53	—	53
Total catastrophe losses	$155	$92	$247	$419	$269	$688
[1]For the three and nine months ended September 30, 2024, included losses from Hurricane Helene of $104, net of reinsurance, with $8 of the losses in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.
Hurricane Milton made landfall in Florida on October 9, 2024, and taking into consideration the reported claim volume to date, the Company’s preliminary loss estimate for the fourth quarter of 2024 is a range of $65 to $110, net of reinsurance and before tax.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(69)	$—	$—	$(69)
Workers’ compensation discount accretion	11	—	—	11
General liability	32	—	—	32
Marine	—	—	—	—
Package business	(5)	—	—	(5)
Commercial property	(2)	—	—	(2)
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	16	—	—	16
Homeowners	—	(5)	—	(5)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net [1]	7	(9)	—	(2)
Prior accident year development before change in deferred gain	(10)	(14)	—	(24)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(26)	—	—	(26)
Total prior accident year development	$(36)	$(14)	$—	$(50)
[1]Other reserve re-estimates, net for the three months ended September 30, 2024 includes a $10 decrease in personal lines automobile physical damage reserves.
[2]The $26 change in deferred gain on retroactive reinsurance for the three months ended September 30, 2024, is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(188)	$—	$—	$(188)
Workers’ compensation discount accretion	34	—	—	34
General liability	81	—	—	81
Marine	(1)	—	—	(1)
Package business	(6)	—	—	(6)
Commercial property	(7)	—	—	(7)
Professional liability	(7)	—	—	(7)
Bond	(22)	—	—	(22)
Assumed reinsurance	24	—	—	24
Automobile liability	26	(13)	—	13
Homeowners	—	(15)	—	(15)
Net A&E reserves	—	—	—	—
Catastrophes	(33)	(5)	—	(38)
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net [1]	20	(22)	—	(2)
Prior accident year development before change in deferred gain	(86)	(55)	7	(134)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(87)	—	—	(87)
Total prior accident year development	$(173)	$(55)	$7	$(221)
[1]Other reserve re-estimates, net for the nine months ended September 30, 2024 includes a $24 decrease in personal lines automobile physical damage reserves.
[2]The $87 change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2024 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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
[1]Other reserve re-estimates, net for the nine months ended September 30, 2023 includes a $22 increase in personal automobile physical damage reserves.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT AND CORPORATE OPERATING SUMMARIES

|COMMERCIAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Written premiums	$3,275	$3,003	9%	$10,177	$9,289	10%
Change in unearned premium reserve	26	52	(50%)	759	686	11%
Earned premiums	3,249	2,951	10%	9,418	8,603	9%
Fee income	11	11	—%	33	31	6%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,862	1,669	12%	5,337	4,871	10%
Current accident year catastrophes [1]	155	115	35%	419	376	11%
Prior accident year development [1]	(36)	(46)	22%	(173)	(107)	(62)%
Total losses and loss adjustment expenses	1,981	1,738	14%	5,583	5,140	9%
Amortization of deferred policy acquisition costs	512	451	14%	1,477	1,311	13%
Underwriting expenses	497	460	8%	1,468	1,385	6%
Amortization of other intangible assets	7	7	—%	21	21	—%
Dividends to policyholders	10	16	(38%)	29	31	(6)%
Underwriting gain	253	290	(13%)	873	746	17%
Net investment income [2]	442	395	12%	1,235	1,097	13%
Net realized losses [2]	(32)	(38)	16%	(70)	(108)	35%
Other income (expense) [3]	(1)	2	(150%)	(4)	2	NM
Income before income taxes	662	649	2%	2,034	1,737	17%
Income tax expense [4]	134	130	3%	393	339	16%
Net income	$528	$519	2%	$1,641	$1,398	17%
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Small Commercial:
Net new business premium	$278	$220	$837	$699
Policy count retention	84%	85%	84%	85%
Renewal written price increases	6.4%	4.8%	6.2%	4.3%
Renewal earned price increases	6.5%	4.4%	5.8%	4.2%
Policies in-force as of end of period (in thousands)	1,558	1,479
Middle Market [1]:
Net new business premium	$176	$137	$537	$449
Premium retention	83%	82%	84%	83%
Renewal written price increases	6.9%	7.8%	7.0%	7.1%
Renewal earned price increases	7.6%	6.7%	7.5%	6.3%
Global Specialty:
Global specialty gross new business premium [2]	$233	$216	$720	$653
Renewal written price increases [3]	5.8%	3.8%	5.9%	4.2%
Renewal earned price increases [3]	6.2%	5.0%	5.8%	5.4%
[1]Except for net new business premium, metrics for middle market exclude loss sensitive and programs businesses.
[2]Excludes Global Re and is before ceded reinsurance.
[3]Excludes Global Re, offshore energy policies, credit and political risk insurance ("CPRI") policies, political violence and terrorism ("PV&T") policies, and any business under which the managing agent of our Lloyd's Syndicate delegates underwriting authority to coverholders and other third parties.
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.3	56.6	0.7	56.7	56.6	0.1
Current accident year catastrophes	4.8	3.9	0.9	4.4	4.4	—
Prior accident year development	(1.1)	(1.6)	0.5	(1.8)	(1.2)	(0.6)
Total loss and loss adjustment expense ratio	61.0	58.9	2.1	59.3	59.7	(0.4)
Expense ratio	30.9	30.7	0.2	31.2	31.2	—
Policyholder dividend ratio	0.3	0.5	(0.2)	0.3	0.4	(0.1)
Combined ratio	92.2	90.2	2.0	90.7	91.3	(0.6)
Impact of current accident year catastrophes and prior year development	(3.7)	(2.3)	(1.4)	(2.6)	(3.2)	0.6
Underlying combined ratio	88.6	87.8	0.8	88.1	88.2	(0.1)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net income for the three months ended September 30, 2024 increased primarily due to higher net investment income and lower net realized losses, partially offset by a lower underwriting gain. Net income for the nine month period increased primarily due to a higher underwriting gain, higher net investment income and lower net realized losses. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Underwriting gain for the three months ended September 30, 2024 decreased due to higher CAY catastrophe losses, a higher CAY loss and LAE ratio before catastrophes and less favorable prior accident year development, including $26 of a benefit for amortization of a deferred gain on the Navigators ADC in the current year period, partially offset by the effect of earned premium growth. Underwriting gain for the nine month period increased due to the effect of earned premium growth and higher favorable prior accident year development, including $87 of a benefit for amortization of a deferred gain on the Navigators ADC in the current year period, partially offset by higher CAY catastrophe losses.
Expense ratio for the three months ended September 30, 2024 increased driven by higher staffing costs, including higher incentive compensation and benefits costs, partially offset by the impact of higher earned premium. Expense ratio for the nine month period was flat as the impact of higher earned premium was offset by higher staffing costs, including higher incentive compensation and benefits costs.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $14 and $14, for the three months ended September 30, 2023, and 2024, respectively and $40 and $43 , for the nine months ended September 30, 2023, and 2024, respectively.

Written Premiums
[1]Other written premiums of $14 and $14 for the three months ended September 30, 2023, and 2024, respectively and $40 and $42 for the nine months ended September 30, 2023 and 2024, respectively.
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Earned premiums for the three and nine months ended September 30, 2024 increased due to written premium increases over the prior twelve months, including the effect of higher insured exposures, principally in workers’ compensation and property lines.
Written premiums for the three and nine months ended September 30, 2024 increased driven by growth across small commercial, middle & large commercial and global specialty.
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
•Global specialty written premium increased driven by written price increases across almost all lines as well as an increase in gross new business, primarily in casualty lines. Written premiums grew across most U.S. lines, global reinsurance and international lines.
Renewal written price increases were recognized in nearly all lines in both the three and nine month periods, with price increases across most lines other than directors and officers ("D&O").
•In small commercial, renewal written price increases were higher in 2024, with accelerating year to date double-digit price increases in package business and automobile and moderating double-digit price increases in excess and surplus lines. Workers' compensation pricing year to date was slightly positive and consistent with 2023.
•In middle market, renewal written price increases were generally flat to 2023, with year to date high single-digit to low double-digit price increases in most lines other than workers’ compensation, which was slightly positive. Property pricing has moderated from elevated levels in 2023 while automobile pricing has accelerated.
•In global specialty, U.S. price increases were higher than prior year levels and we achieved mid single-digit renewal written price increases overall, with high single to low double-digit increases in marine, casualty and auto lines. D&O pricing continues to be negative, but to a lesser extent than the prior year.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Current accident year loss and LAE ratio before catastrophes for the three and nine months ended September 30, 2024 deteriorated primarily due to a higher general liability loss ratio, partially offset by lower net non-catastrophe property losses.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Current accident year catastrophe losses for the three months ended September 30, 2024 included losses from hurricanes, including a loss of $55 from Hurricane Helene, and tropical storms primarily in the Southeast and South regions and, to a lesser extent, tornado, wind and hail events primarily in the Midwest and Northeast regions.
Current accident year catastrophe losses for the nine month period included losses from tornado, wind and hail events across several regions of the United States, hurricanes and tropical storms primarily in the Southeast and South regions and, to a lesser extent, winter storms mainly in the Pacific, Northeast and South regions.
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
Prior accident year development was net favorable for the three and nine months ended September 30, 2024 and included reserve decreases for workers' compensation and, for the nine month period, catastrophes and bond, partially offset by reserve increases for general liability, automobile liability and, for the nine month period, assumed reinsurance. Also included are benefits of $26 and $87 related to amortization of the Navigators ADC deferred gain for the three and nine month periods, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Prior accident year development was net favorable for the three and nine months ended September 30, 2023 and included reserve decreases for workers' compensation and package business, partially offset by reserve increases for general liability and assumed reinsurance. In addition, the nine month period included a reserve decrease for catastrophes.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PERSONAL LINES - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Written premiums	$970	$869	12%	$2,727	$2,418	13%
Change in unearned premium reserve	85	85	—%	180	135	33%
Earned premiums	885	784	13%	2,547	2,283	12%
Fee income	8	7	14%	24	22	9%
Losses and loss adjustment expenses
Current accident year before catastrophes	602	586	3%	1,774	1,685	5%
Current accident year catastrophes [1]	92	69	33%	269	219	23%
Prior accident year development [1]	(14)	1	NM	(55)	18	NM
Total losses and loss adjustment expenses	680	656	4%	1,988	1,922	3%
Amortization of DAC	65	58	12%	188	173	9%
Underwriting expenses	169	138	22%	491	428	15%
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting loss	(22)	(62)	65%	(98)	(220)	55%
Net investment income [2]	58	47	23%	158	119	33%
Net realized losses [2]	(2)	(5)	60%	(9)	(11)	18%
Net servicing and other income (expense) [3]	5	3	67%	15	16	(6)%
Income (loss) before income taxes	39	(17)	NM	66	(96)	NM
Income tax expense (benefit) [4]	8	(5)	NM	12	(23)	NM
Net income (loss)	$31	$(12)	NM	$54	$(73)	NM
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
[3]Includes servicing revenues of $22 and $21 for the three months ended September 30, 2024 and 2023, respectively, and $66 and $64 for the nine months ended September 30, 2024 and 2023, respectively. Includes servicing expenses of $18 and $17 for the three months ended September 30, 2024 and 2023, respectively, and $51 and $47 for the nine months ended September 30, 2024 and 2023, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2024	2023	Change	2024	2023	Change
Product Line
Automobile	$649	$596	9%	$1,866	$1,668	12%
Homeowners	321	273	18%	861	750	15%
Total	$970	$869	12%	$2,727	$2,418	13%
Earned Premiums
Product Line
Automobile	$616	$541	14%	$1,774	$1,573	13%
Homeowners	269	243	11%	773	710	9%
Total	$885	$784	13%	$2,547	$2,283	12%

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2024	2023	2024	2023
Policies in-force end of period (in thousands)
Automobile	1,193	1,270
Homeowners	707	712
Net new business premium
Automobile	$83	$61	$237	$159
Homeowners	$60	$25	$141	$68
Policy count retention
Automobile	81%	85%	83%	85%
Homeowners	83%	84%	84%	84%
Effective Policy Count Retention
Automobile	80%	82%	80%	83%
Homeowners	83%	83%	83%	84%
Renewal written price increase
Automobile	20.8%	19.6%	23.1%	14.6%
Homeowners	15.2%	14.0%	15.1%	14.1%
Renewal earned price increase
Automobile	22.7%	11.7%	21.3%	8.8%
Homeowners	14.8%	13.7%	14.6%	12.6%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2024	2023	Change	2024	2023	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.0	74.7	(6.7)	69.7	73.8	(4.1)
Current accident year catastrophes	10.4	8.8	1.6	10.6	9.6	1.0
Prior year development	(1.6)	0.1	(1.7)	(2.2)	0.8	(3.0)
Total loss and loss adjustment expense ratio	76.8	83.7	(6.9)	78.1	84.2	(6.1)
Expense ratio	25.6	24.2	1.4	25.8	25.4	0.4
Combined ratio	102.5	107.9	(5.4)	103.8	109.6	(5.8)
Impact of current accident year catastrophes and prior year development	(8.8)	(8.9)	0.1	(8.4)	(10.4)	2.0
Underlying combined ratio	93.7	99.0	(5.3)	95.4	99.3	(3.9)
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Automobile
Combined ratio	105.7	110.8	(5.1)	105.0	112.5	(7.5)
Underlying combined ratio	101.5	108.5	(7.0)	103.6	108.5	(4.9)
Homeowners
Combined ratio	94.7	101.4	(6.7)	101.8	104.5	(2.7)
Underlying combined ratio	75.4	78.1	(2.7)	76.7	78.8	(2.1)

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income (Loss)

$60
$40
$20
$0
$(20)
$(40)
$(60)
$(80)
$(12)
$31
$(73)
$54
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net Income changed to a net gain for both the three and nine months ended September 30, 2024 compared to a net loss for the prior year periods, largely driven by improved underwriting results and an increase in net investment income.
Underwriting Loss

$50
$0
$-50
$-100
$-150
$-200
$-250
$-300
$(62)
$(22)
$(220)
$(98)
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Underwriting loss decreased for the three and nine months ended September 30, 2024 driven by a decrease in the CAY loss and LAE ratio before catastrophes, the effect of an increase in earned premium due to renewal written price increases, and a change from unfavorable to favorable prior accident year development, partially offset by an increase in current accident year catastrophe losses, and an increase in underwriting expenses.
Expense ratio increased in the three month period primarily due to an increase in direct marketing costs, higher commissions, and higher incentive compensation and benefits costs, partially offset by the impact of higher earned premium driven by earned pricing increases. For the nine month period, the increase was primarily due to higher commissions, higher direct marketing costs, and higher incentive compensation and benefits costs, partially offset by the impact of higher earned premium.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$784
$541
$243
$885
$616
$269
$2,283
$1,573
$710
$2,547
$1,774
$773
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD
Homeowners
Automobile

Written Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$869
$596
$273
$970
$649
$321
$2,418
$1,668
$750
$2,727
$1,866
$861
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD
Homeowners
Automobile

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Earned premiums increased in both the three and nine month periods due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in both the three and nine month periods driven by the effect of written pricing increases and by an increase in new premium in both automobile and homeowners.
Renewal written pricing increases were higher for both automobile and homeowners in the three and nine month periods, primarily in response to recent elevated loss cost trends as well as higher insured values in homeowners.
Policy count retention decreased both for automobile and for homeowners in the three month period, and decreased for automobile and was stable for homeowners in the nine month period, in response to renewal written pricing increases.
Effective Policy count retention decreased for automobile and was stable for homeowners in the three month period, and decreased both for automobile and homeowners in the nine month period, in response to renewal written pricing increases.
Policies in-force as of September 30, 2024 declined since September 30, 2023 for both automobile and homeowners, reflecting the level of new business in relation to non-renewed policies.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Loss and LAE Ratio before Catastrophes

80
60
40
20
0
74.7
68.0
73.8
69.7
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Current accident year Loss and LAE ratio before catastrophes decreased in automobile and homeowners for both the three and nine month periods. The decrease in automobile was primarily due to the impact of earned pricing increases as well as lower physical damage claim frequency, partially offset by higher automobile claim severities. The automobile physical damage claim severity trend has moderated from the prior year. The automobile liability severity increases continue to recognize the inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the CAY loss and LAE ratio before catastrophes was primarily due to the impact of earned pricing increases and lower claim frequency, partially offset by higher claim severities. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

$300
$250
$200
$150
$100
$50
$0
$-50
$-100
$69
$1
$92
$(14)
$219
$18
$269
$(55)
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD
CAY CATs
PYD

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Current accident year catastrophe losses increased for both the three and nine months ended September 30, 2024, compared to the prior year. CAY catastrophe losses for the three months ended September 30, 2024 included losses from hurricanes and tropical storms, primarily in the Southeast region, including a loss of $49 for Hurricane Helene, and to a lesser extent, tornado, wind and hail events, mainly in the Midwest, Mountain West and Northeast regions. CAY catastrophe losses for the nine months ended September 30, 2024 included losses from tornado, wind and hail events in several regions of the United States, and to a lesser extent, from hurricanes and tropical storms primarily in the Southeast region. CAY catastrophe losses for the three months ended September 30, 2023 included tornado, wind and hail events across several regions of the United States, and to a lesser extent, wildfire events and hurricanes and tropical storms. The nine month period also included losses from winter storms primarily on the East and West coasts.
Prior accident year development was favorable for the three and nine months ended September 30, 2024, primarily driven by lower estimated severity on automobile physical damage and homeowners, and for the nine month period, automobile liability. Prior accident year development was an unfavorable $1 in the three months ended September 30, 2023. Net unfavorable prior accident year development in the nine months ended September 30, 2023 was primarily driven by automobile physical damage.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$2	(100%)	$7	$7	—%
Total losses and loss adjustment expenses	—	2	(100%)	7	7	—%
Underwriting expenses	3	3	—%	7	8	(13)%
Underwriting loss	(3)	(5)	40%	(14)	(15)	7%
Net investment income [2]	18	18	—%	55	51	8%
Net realized gains (losses) [2]	—	(2)	100%	(3)	(6)	50%
Other expenses	(4)	—	NM	(4)	—	NM
Income before income taxes	11	11	—%	34	30	13%
Income tax expense [3]	1	2	(50%)	5	6	(17)%
Net income	$10	$9	11%	$29	$24	21%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net income increased in the three months ended September 30, 2024, primarily due to a lower underwriting loss and no net realized gains or losses in the 2024 period compared to net realized losses in the 2023 period. Net income increased in the nine months ended September 30, 2024, primarily due to higher net investment income and lower net realized losses. The increases to net income in both periods were partially offset by an increase in other expense relating to a one-time contract settlement charge on a claims servicing arrangement.
Underwriting loss decreased in the three months ended September 30, 2024, primarily due to unfavorable prior accident year reserve development in the 2023 period. Underwriting loss decreased slightly in the nine months ended September 30, 2024 due to a decrease in underwriting expenses.
Asbestos and environmental reserve comprehensive annual reviews will occur in the fourth quarter of 2024. For information on A&E reserves, see MD&A - Critical Accounting Estimates, Asbestos and Environmental Reserves included in the Company's 2023 Form 10-K Annual Report.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|GROUP BENEFITS - RESULTS OF OPERATIONS

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Premiums and other considerations	$1,655	$1,629	2%	$4,959	$4,868	2%
Net investment income [1]	119	121	(2%)	345	344	—%
Net realized gains (losses) [1]	—	(31)	100%	(8)	(45)	82%
Total revenues	1,774	1,719	3%	5,296	5,167	2%
Benefits, losses and loss adjustment expenses	1,161	1,146	1%	3,512	3,531	(1)%
Amortization of DAC	8	8	—%	26	26	—%
Insurance operating costs and other expenses	401	372	8%	1,185	1,133	5%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,580	1,536	3%	4,753	4,720	1%
Income before income taxes	194	183	6%	543	447	21%
Income tax expense [2]	38	37	3%	108	88	23%
Net income	$156	$146	7%	$435	$359	21%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Fully insured – ongoing premiums	$1,600	$1,569	2%	$4,792	$4,700	2%
Buyout premiums	—	6	(100%)	1	7	(86)%
Fee income	55	54	2%	166	161	3%
Total premiums and other considerations	$1,655	$1,629	2%	$4,959	$4,868	2%
Fully insured ongoing sales	$105	$143	(27%)	$650	$768	(15)%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Group disability loss ratio	67.9%	67.3%	0.6	68.4%	68.2%	0.2
Group life loss ratio	77.5%	80.2%	(2.7)	78.3%	83.7%	(5.4)
Total loss ratio	70.2%	70.2%	—	70.8%	72.5%	(1.7)
Expense ratio [1]	25.3%	24.0%	1.3	25.0%	24.4%	0.6
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net income margin	8.8%	8.5%	0.3	8.2%	6.9%	1.3
Adjustments to reconcile net income margin to core earnings margin:
Net realized gains (losses), before tax	(0.1%)	1.5%	(1.6)	0.2%	0.8%	(0.6)
Integration and other non-recurring M&A costs, before tax	—%	0.1%	(0.1)	—%	0.1%	(0.1)
Income tax benefit	—%	(0.3%)	0.3	(0.1%)	(0.2%)	0.1
Core earnings margin	8.7%	9.8%	(1.1)	8.3%	7.6%	0.7

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$435
$400
$359
$300
$200
$146
$156
$100
$0
Sep 30
2023 QTD
Sep 30
2024 QTD
Sep 30
2023 YTD
Sep 30
2024 YTD

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net income increased in the three and nine months ended September 30, 2024, primarily due to a lower group life loss ratio and higher fully insured ongoing premiums, partially offset by a higher expense ratio, a higher loss ratio on supplemental health products, and a higher group disability loss ratio. In addition, the three months ended September 30, 2024, benefitted from no net realized gain or loss in the 2024 period compared to net realized losses in the 2023 period, while the nine month period benefitted from lower net realized losses in the 2024 period compared to the 2023 period.
Insurance operating costs and other expenses were higher for both the three and nine month periods, primarily due to the effect of higher fully insured ongoing premium, including higher staffing costs and commissions, as well as higher incentive compensation and benefits costs.
Fully Insured Ongoing Premiums
[1]Other of $102 and $107 for the three months ended September 30, 2023 and 2024 respectively, and $304 and $318 for the nine months ended September 30, 2023 and 2024, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Fully insured ongoing premiums increased in both the three and nine month periods over prior year and included an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year periods.
Fully insured ongoing sales decreased in both the three and nine months periods compared to prior year driven by lower group life and group disability sales.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
70.2
70.2
72.5
70.8
24.0
25.3
24.4
25.0
Sep 30 2023 QTD
Sep 30 2024 QTD
Sep 30 2023 YTD
Sep 30 2024 YTD
Expense ratio
Loss ratio

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Loss ratio was flat in the three months ended September 30, 2024 compared to the prior year period driven by a lower group life loss ratio offset by a higher disability loss ratio, as well as a higher loss ratio on supplemental health products. The group life loss ratio decreased 2.7 points driven by lower mortality. The group disability loss ratio increased 0.6 points driven by a higher loss ratio on paid family and medical leave products, partially offset by a favorable change in the long-term disability recovery rate assumption of 2.2 points.
Total loss ratio improved 1.7 points in the nine months ended September 30, 2024 compared to the prior year period, primarily reflecting a lower group life loss ratio. The group life loss ratio decreased 5.4 points driven by a lower level of mortality. The group disability loss ratio was essentially flat driven by favorable long-term disability claim recoveries, incidence, and changes in the long-term disability recovery rate assumption of 0.7 points, offset by higher loss ratio on paid family and medical leave products.
Expense ratio increased for the three and nine month periods primarily due to the impact of higher staffing costs, including higher incentive compensation and benefits costs, and increased investments in technology.

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Fee income and other revenue	$263	$248	6%	$766	$733	5%
Net investment income	5	4	25%	14	11	27%
Net realized gains (losses)	7	(4)	NM	15	2	NM
Total revenues	275	248	11%	795	746	7%
Operating costs and other expenses	208	195	7%	614	585	5%
Income before income taxes	67	53	26%	181	161	12%
Income tax expense [1]	13	12	8%	38	34	12%
Net income	$54	$41	32%	$143	$127	13%
Daily average Hartford Funds AUM	$137,888	$128,786	7%	$134,546	$127,810	5%
ROA [2]	15.7	12.7	24%	14.2	13.2	8%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains (losses) excluded from core earnings, before tax	(2.1)	1.3	NM	(1.5)	(0.2)	NM
Effect of income tax expense	—	—	—%	0.3	0.1	NM
ROA, core earnings [2]	13.6	14.0	(3%)	13.0	13.1	(1)%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of AUM, as measured in basis points.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Mutual Fund and ETF AUM - beginning of period	$123,686	$118,107	5%	$119,316	$112,472	6%
Sales - Mutual Fund	5,669	4,610	23%	16,959	15,914	7%
Redemptions - Mutual Fund	(6,350)	(6,461)	2%	(21,130)	(20,477)	(3)%
Net flows - ETF	256	222	15%	150	499	(70)%
Net flows - Mutual Fund and ETF	(425)	(1,629)	74%	(4,021)	(4,064)	1%
Change in market value and other	7,105	(4,296)	NM	15,071	3,774	NM
Mutual Fund and ETF AUM - end of period	130,366	112,182	16%	130,366	112,182	16%
Third-party life and annuity separate account AUM	12,073	11,011	10%	12,073	11,011	10%
Hartford Funds AUM - end of period	$142,439	$123,193	16%	$142,439	$123,193	16%
Mutual Fund and ETF AUM by Asset Class

	As of September 30,
	2024	2023	Change
Equity - Mutual Funds	$87,271	$74,306	17%
Fixed Income - Mutual Funds	19,347	15,941	21%
Multi-Strategy Investments - Mutual Funds [1]	19,425	18,573	5%
Equity - ETF	1,847	1,900	(3)%
Fixed Income - ETF	2,476	1,462	69%
Mutual Fund and ETF AUM	$130,366	$112,182	16%
[1]Includes balanced, allocation and alternative investment products.

Net Income
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net income increased for the three months ended September 30, 2024, primarily due to a change from net realized losses to net realized gains and an increase in fee income net of operating costs and other expenses driven by higher daily average AUM. Net income increased for the nine months ended September 30, 2024, primarily due to an increase in net realized gains, an increase in fee income net of operating costs and other expenses driven by higher daily average AUM, and higher net investment income.
Hartford Funds AUM
September 30, 2024 compared to September 30, 2023
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $0.4 billion and $4.0 billion, respectively, for the three and nine months ended September 30, 2024 compared to net outflows of $1.6 billion and $4.1 billion, respectively, for the three and nine months ended September 30, 2023.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Fee income [1]	$10	$10	—%	$30	$30	—%
Other revenue	1	1	—%	2	2	—%
Net investment income [2]	17	12	42%	47	30	57%
Net realized gains (losses) [2]	14	(10)	NM	31	7	NM
Total revenues (losses)	42	13	NM	110	69	59%
Benefits, losses and loss adjustment expenses [3]	1	1	—%	5	5	—%
Insurance operating costs and other expenses [1]	12	27	(56%)	37	51	(27)%
Interest expense [4]	49	50	(2%)	149	150	(1)%
Restructuring and other costs	1	1	—%	2	4	(50)%
Total benefits, losses and expenses	63	79	(20%)	193	210	(8)%
Loss before income taxes	(21)	(66)	68%	(83)	(141)	41%
Income tax benefit [5]	(9)	(14)	36%	(39)	(39)	—%
Net loss	(12)	(52)	77%	(44)	(102)	57%
Preferred stock dividends	6	6	—%	16	16	—%
Net loss available to common stockholders	$(18)	$(58)	69%	$(60)	$(118)	49%
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
[4]For discussion of debt, see Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net loss available to common stockholders for the three and nine months ended September 30, 2024, decreased primarily due to a change from net realized losses to net realized gains in the three month period and an increase in net realized gains in the nine month period, a $14, before tax, capital-based state tax expense covering several years in the 2023 periods, and higher net investment income.

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
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2024 [1]

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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
had previously ceded the available limit. As of December 31, 2023, the Company had paid claims related to the Navigators ADC in excess of the $1.816 billion acquisition date reserves plus the $100 retention. During the nine months ended September 30, 2024, the Company collected recoveries from NICO and as a result amortized $87 of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $122 and $209, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
As of September 30, 2024, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,064	$4,815	11.2%	$5,174	$4,776	12.0%
AAA	7,225	7,127	16.7%	7,277	7,055	17.7%
AA	7,842	7,713	18.0%	7,527	7,270	18.3%
A	11,180	10,994	25.7%	10,253	9,828	24.7%
BBB	9,877	9,677	22.6%	9,710	9,198	23.1%
BB & below	2,476	2,467	5.8%	1,785	1,691	4.2%
Total fixed maturities, AFS	$43,664	$42,793	100.0%	$41,726	$39,818	100.0%
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds, high-quality RMBS and CLOs, partially offset by net reductions to U.S. treasuries, tax-exempt municipal bonds, and CMBS. The increase was also due to higher valuations as a result of lower interest rates and tighter credit spreads.
FVO securities are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2024						December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,307	$—	$35	$(6)	$2,336	5.5%	$2,414	$—	$10	$(18)	$2,406	6.0%
Other	1,167	—	22	(13)	1,176	2.7%	933	—	8	(27)	914	2.3%
CLOs	3,553	—	10	—	3,563	8.3%	3,104	—	3	(17)	3,090	7.8%
CMBS
Agency [1]	1,244	(13)	21	(92)	1,160	2.7%	1,179	(12)	14	(119)	1,062	2.7%
Bonds	1,715	—	2	(122)	1,595	3.7%	2,150	—	—	(219)	1,931	4.8%
Interest only	103	—	5	(6)	102	0.3%	137	—	5	(10)	132	0.3%
Corporate
Basic industry	1,072	—	19	(25)	1,066	2.5%	967	—	7	(39)	935	2.3%
Capital goods	1,690	—	35	(39)	1,686	3.9%	1,630	—	19	(67)	1,582	4.0%
Consumer cyclical	1,616	—	38	(42)	1,612	3.8%	1,331	(4)	20	(55)	1,292	3.2%
Consumer non-cyclical	2,593	—	58	(83)	2,568	6.0%	2,232	—	27	(123)	2,136	5.4%
Energy	1,492	—	29	(36)	1,485	3.5%	1,261	—	13	(57)	1,217	3.1%
Financial services	5,880	—	79	(170)	5,789	13.5%	5,434	—	30	(283)	5,181	13.0%
Tech./comm.	2,753	—	69	(114)	2,708	6.3%	2,470	(2)	47	(143)	2,372	6.0%
Transportation	896	—	16	(43)	869	2.0%	803	—	8	(60)	751	1.9%
Utilities	2,488	(3)	50	(114)	2,421	5.7%	2,155	(3)	25	(148)	2,029	5.1%
Other	370	—	2	(18)	354	0.8%	408	—	1	(38)	371	0.9%
Foreign govt./govt. agencies	543	—	11	(13)	541	1.3%	583	—	6	(27)	562	1.4%
Municipal bonds
Taxable	1,334	—	15	(88)	1,261	2.9%	1,211	—	7	(113)	1,105	2.8%
Tax-exempt	4,445	—	109	(161)	4,393	10.3%	4,996	—	124	(186)	4,934	12.4%
RMBS
Agency	2,773	—	35	(138)	2,670	6.2%	2,342	—	14	(171)	2,185	5.5%
Non-agency	2,557	—	14	(144)	2,427	5.7%	2,293	—	4	(235)	2,062	5.2%
Sub-prime	26	—	—	—	26	0.1%	40	—	—	—	40	0.1%
U.S. Treasuries	1,047	—	20	(82)	985	2.3%	1,653	—	26	(150)	1,529	3.8%
Total fixed maturities, AFS	$43,664	$(16)	$694	$(1,549)	$42,793	100.0%	$41,726	$(21)	$418	$(2,305)	$39,818	100.0%
FVO securities					$263						$327
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds, high-quality RMBS and CLOs, partially offset by net reductions to U.S. treasuries, tax-exempt municipal bonds, and CMBS. The increase was also due to higher valuations as a result of lower interest rates and tighter credit spreads.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds as of September 30, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$15	$15	$1,229	$1,145	$—	$—	$—	$—	$—	$—	$1,244	$1,160
Bonds	612	586	448	416	295	266	153	135	207	192	1,715	1,595
Interest Only	57	56	39	39	1	1	5	5	1	1	103	102
Total CMBS	684	657	1,716	1,600	296	267	158	140	208	193	3,062	2,857
RMBS
Agency	—	—	2,773	2,670	—	—	—	—	—	—	2,773	2,670
Non-Agency	1,593	1,514	675	640	204	194	74	70	11	9	2,557	2,427
Sub-Prime	—	—	8	8	2	2	8	8	8	8	26	26
Total RMBS	1,593	1,514	3,456	3,318	206	196	82	78	19	17	5,356	5,123
Total CMBS & RMBS	$2,277	$2,171	$5,172	$4,918	$502	$463	$240	$218	$227	$210	$8,418	$7,980

Exposure to CMBS & RMBS Bonds as of December 31, 2023
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$20	$19	$1,159	$1,043	$—	$—	$—	$—	$—	$—	$1,179	$1,062
Bonds	852	795	545	485	371	317	147	119	235	215	2,150	1,931
Interest Only	76	72	54	53	—	—	7	7	—	—	137	132
Total CMBS	948	886	1,758	1,581	371	317	154	126	235	215	3,466	3,125
RMBS
Agency	—	—	2,342	2,185	—	—	—	—	—	—	2,342	2,185
Non-Agency	1,263	1,144	526	477	300	260	189	169	15	12	2,293	2,062
Sub-Prime	1	1	12	12	5	5	10	10	12	12	40	40
Total RMBS	1,264	1,145	2,880	2,674	305	265	199	179	27	24	4,675	4,287
Total CMBS & RMBS	$2,212	$2,031	$4,638	$4,255	$676	$582	$353	$305	$262	$239	$8,141	$7,412
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
As of September 30, 2024, mortgage loans had an amortized cost of $6.5 billion and carrying value of $6.4 billion, with an ACL of $44. As of December 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.1 billion, with an ACL of $51. The release in the allowance reflects write-
offs, improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.
The Company funded $462 of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 7.2% during the nine months ended September 30, 2024. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2024, or December 31, 2023.
Municipal Bonds
The following table presents the Company's exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Available For Sale Investments in Municipal Bonds
	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$982	$992	AA	$807	$814	AA
Pre-refunded [1]	85	87	AA+	155	158	AA+
Revenue
Transportation	1,147	1,123	A+	1,325	1,298	A+
Health Care	895	841	A+	974	902	A+
Leasing [2]	653	632	AA	761	732	AA-
Education	403	396	AA	527	520	AA
Water & Sewer	395	382	AA	362	347	AA+
Power	302	300	A+	275	271	A
Sales Tax	199	204	AA	231	237	AA
Housing	204	199	AA	179	172	AA
Other	514	498	AA-	611	588	A+
Total Revenue	4,712	4,575	AA-	5,245	5,067	AA-
Total Municipal	$5,779	$5,654	AA-	$6,207	$6,039	AA-
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
As of September 30, 2024, the largest issuer concentrations were the State of Illinois, the New York City Transitional Finance Authority, and CommonSpirit Health, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2023, the largest issuer concentrations were the New York City Transitional Finance Authority, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 10% of the fair value of the Company's investment portfolio.
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

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(13)	(2.5%)	$(12)	(2.5%)	$(79)	(5.3%)	$(39)	(2.8%)
Private equity funds	29	6.1%	55	12.8%	71	5.1%	115	9.5%
Other funds	12	8.6%	9	7.8%	40	10.5%	24	7.3%
Other alternative investments [2]	9	6.6%	20	15.9%	37	9.7%	30	8.3%
Total	$37	3.0%	$72	6.3%	$69	1.9%	$130	4.0%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,957	39.0%	$1,931	40.4%
Private equity funds	1,943	38.7%	1,838	38.4%
Other funds	572	11.4%	498	10.4%
Other alternative investments [1]	547	10.9%	518	10.8%
Total	$5,019	100.0%	$4,785	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.5 billion as of September 30, 2024, and have decreased $0.8 billion from December 31, 2023, primarily due to lower interest rates and tighter credit spreads. As of September 30, 2024, $1.3 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.2 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. treasuries, that are mainly depressed because current interest rates are higher and/or market spreads are wider than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	123	$1,214	$—	$(4)	$1,210	51	$440	$—	$(4)	$436
Greater than three to six months	24	154	—	(1)	153	35	143	—	(2)	141
Greater than six to nine months	59	448	—	(5)	443	137	1,117	—	(13)	1,104
Greater than nine to eleven months	8	112	—	(1)	111	97	738	—	(22)	716
Twelve months or more	2,886	19,989	(13)	(1,538)	18,438	3,530	27,448	(14)	(2,264)	25,170
Total	3,100	$21,917	$(13)	$(1,549)	$20,355	3,850	$29,886	$(14)	$(2,305)	$27,567

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	4	$15	$—	$(3)	$12	14	$56	$(1)	$(13)	$42
Greater than three to six months	4	48	(1)	(11)	36	10	19	(2)	(4)	13
Greater than six to nine months	4	44	—	(11)	33	31	148	—	(33)	115
Greater than nine to eleven months	—	—	—	—	—	22	163	—	(40)	123
Twelve months or more	98	846	(1)	(223)	622	143	1,216	—	(327)	889
Total	110	$953	$(2)	$(248)	$703	220	$1,602	$(3)	$(417)	$1,182

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2024
For the three and nine months ended September 30, 2024, the Company recorded net credit losses of $0 and $2, respectively. Net credit losses were primarily attributable to increases in the ACL of $1 on CMBS and $1 on a below investment grade corporate issuer. For the three and nine months ended September 30, 2024, unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI") were $0 and less than $1, respectively. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three and nine months ended September 30, 2023
For the three and nine months ended September 30, 2023, the Company recorded net credit losses of $5 and $13, respectively. The net credit losses were primarily attributable to increases in the ACL of $5 and $11, respectively, related to three below investment grade corporate issuers. For the three and nine months ended September 30, 2023, unrealized losses on securities with an ACL recognized in OCI were $0 and $4, respectively.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three and nine months ended September 30, 2024
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
For the three months ended September 30, 2024, there were no credit loss adjustments on mortgage loans. For the nine months ended September 30, 2024, the Company recorded a credit loss reversal of $3 primarily attributable to improved economic scenario forecasts and property specific improvements, partially offset by net additions of new loans.
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of September 30, 2024:
•Approximately $1.2 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HFSG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of September 30, 2024, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates and there were no amounts outstanding at the HFSG holding company.

Dividends and other sources of capital for the nine months ended September 30, 2024:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HFSG Holding Company received $967 of net dividends from the Company's property and casualty insurance subsidiaries through September 30, 2024;
•Group Benefits - HFSG Holding Company received $533 in dividends from Hartford Life and Accident Insurance Company ("HLA") through September 30, 2024;
•Hartford Funds - HFSG Holding Company received $98 in dividends from Hartford Funds through September 30, 2024; and
•Other - HFSG Holding Company received $28 in dividends from other non-insurance subsidiaries through September 30, 2024.

Expected liquidity requirements for the next twelve months as of September 30, 2024:
•$194 of interest on debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$595 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of September 30, 2024:
•Interest on and repayments of debt. See Note 14 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2023 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the nine months ended September 30, 2024, the Company repurchased 11.0 million common shares for $1.1 billion under the $3.0 billion share repurchase authorization that is effective until December 31, 2024 as authorized by the Board of Directors. In addition to this authorization, in July 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. While the Company anticipates using a portion of the new authorization over the remainder of 2024, it expects to use the vast majority of the new authorization in 2025 and 2026. As of September 30, 2024, the Company has $3.5 billion remaining for equity repurchases under both these share repurchase programs. During the period October 1, 2024 through October 23, 2024, the Company repurchased 1.0 million common shares for $115.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2024:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 17, 2024	September 3, 2024	October 2, 2024	$0.470
October 24, 2024	December 2, 2024	January 3, 2025	$0.520
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 17, 2024	November 1, 2024	November 15, 2024	$375.00
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
Through the first nine months of 2024, HFSG Holding Company received $1.6 billion of net dividends from its subsidiaries, including $533 from HLA, $98 from Hartford Funds, $28 from other non-insurance subsidiaries and $967 from its P&C subsidiaries, excluding $50 of P&C dividends that were subsequently contributed to P&C subsidiaries and $37 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission on September 23, 2024 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding shelf registrations, see Note 13 - Debt of Notes to Condensed Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of September 30, 2024, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
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
As of September 30, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates, and there were no amounts outstanding at the HFSG Holding Company.

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2024, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 14 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($106 as of September 30, 2024) commitment. As of September 30, 2024, letters of credit with an aggregate face amount of $74 and £73 million, or $98, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of September 30, 2024, The Hartford was in compliance with all financial covenants of the facility.
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
As of September 30, 2024, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of September 30, 2024
Fixed maturities	$34,591
Short-term investments	2,225
Cash	184
Less: Derivative collateral	65
Total	$36,935
Property & Casualty operations invested assets also include $268 in equity securities, $4.8 billion in mortgage loans and $4.0 billion in limited partnerships and other alternative investments.

Group Benefits
As of September 30, 2024
Fixed maturities	$8,266
Short-term investments	264
Cash	30
Less: Derivative collateral	15
Total	$8,545

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Group Benefits invested assets also include $49 in equity securities, $1.7 billion in mortgage loans and $1.1 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of September 30, 2024 were $35.7 billion and net of reinsurance were $29.2 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2023 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of A&E claims.
Group Benefits reserves as of September 30, 2024 were $8.9 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating reserves for Group Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Group Benefit Reserves, Net of Reinsurance, in the Company’s 2023 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 11 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2023 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves as of September 30, 2024 were $382 and net of reinsurance were $156. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of September 30, 2024, Hartford Funds cash and short-term investments were $281.
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CAPITALIZATION

Capital Structure
	September 30, 2024	December 31, 2023	Change
Long-term debt	$4,365	$4,362	—%
Total debt	4,365	4,362	—%
Common stockholders' equity excluding AOCI, net of tax	18,679	17,842	5%
Preferred stock	334	334	—%
AOCI, net of tax	(2,005)	(2,849)	30%
Total stockholders’ equity	17,008	15,327	11%
Total capitalization	$21,373	$19,689	9%
Debt to stockholders’ equity	26%	28%
Debt to capitalization	20%	22%
Total capitalization increased $1,684 as of September 30, 2024 compared to December 31, 2023 primarily due to net income in excess of common stockholder dividends in the period, and a decrease in net unrealized losses on fixed maturities, AFS partially offset by share repurchases.
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
|CASH FLOW

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$4,035	$2,593
Net cash used for investing activities	$(2,412)	$(1,266)
Net cash used for financing activities	$(1,529)	$(1,493)
Cash and restricted cash– end of period	$281	$181
Cash provided by operating activities increased in 2024 as compared to the prior year period primarily driven by an increase in P&C and Group Benefits premiums received, a decrease in P&C loss and loss adjustment expenses paid due to the $787 payment to the Boy Scouts of America in the prior year, partially offset by higher operating expenses, including increased commissions and staffing costs, an increase in Group Benefits loss and loss adjustment expenses paid, and taxes paid.
Cash used for investing activities increased in 2024 as compared to the prior year driven by a decrease in net proceeds from equity securities at fair value, a decrease in net proceeds from short term investments, and an increase in net payments for mortgage loans, partially offset by a change from net payments for to net proceeds from derivatives and a decrease in net payments for partnerships.
Cash used for financing activities increased in 2024 as compared to the prior year period driven by an increase in treasury stock acquired, an increase in dividends paid on common stock, and an increase in net outflows on investment and universal life type contracts, partially offset by a decrease in net issuance of shares under incentive and stock compensation plans.
Operating cash flows for the nine months ended September 30, 2024 has been adequate to meet liquidity requirements.

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

Insurance Financial Strength Ratings as of October 23, 2024
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB+	Baa1
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Group Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2024	$12,549	$2,748	$15,297
Statutory income	1,397	445	1,842
Dividends to parent	(967)	(533)	(1,500)
Other items	70	(27)	43
Net change to U.S. statutory capital	500	(115)	385
U.S statutory capital at September 30, 2024	$13,049	$2,633	$15,682
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

|

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HHI	Hartford Holdings, Inc.
ABS	Asset-Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	IT	Information Technology
ALAE	Allocated Loss Adjustment Expenses	LAE	Loss Adjustment Expense
AOCI	Accumulated Other Comprehensive Income	LCL	Liability for Credit Losses
AUM	Assets Under Management	LIBOR	London Inter-Bank Offered Rate
BSA	Boy Scouts of America	LTD	Long-Term Disability
CAY	Current Accident Year	LTV	Loan-to-Value
CLOs	Collateralized Loan Obligations	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CMBS	Commercial Mortgage-Backed Securities	NAIC	National Association of Insurance Commissioners
CME	Chicago Mercantile Exchange	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NOLs	Net Operating Loss Carryforwards or Carrybacks
DEI	Diversity, Equity and Inclusion	OCI	Other Comprehensive Income
DLR	Disabled Life Reserve	OTC	Over-the-Counter
D&O	Directors and Officers	P&C	Property and Casualty
DSCR	Debt Service Coverage Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
ETF	Exchange-Traded Funds	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	ROA	Return on Assets
FHCF	Florida Hurricane Catastrophe Fund	ROE	Return on Equity
FHLBB	Federal Home Loan Bank of Boston	SEC	Securities and Exchange Commission
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TRIPRA	Terrorism Risk Insurance Program Reauthorization Act
HFSG	Hartford Financial Services Group, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part I - Item 4. Controls and Procedures

Item 4.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2024.
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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Repurchases of common stock by the Company during the quarter ended September 30, 2024 are set forth below. During the period from October 1, 2024 to October 23, 2024, the Company repurchased 1.0 million common shares for $115.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2024
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
July 1, 2024 - July 31, 2024	1,234,716	$103.47	1,219,990	$523
August 1, 2024 - August 31, 2024	1,286,590	$110.77	1,276,701	$3,683
September 1, 2024 - September 30, 2024	1,163,482	$117.17	1,163,482	$3,548
Total	3,684,788	$110.35	3,660,173
[1]Includes 24,615 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $104.08 in employee tax withholding obligations related to net share settlements in the three months ended September 30, 2024.
[2]On July 28, 2022, the Board of Directors approved a share repurchase authorization for up to $3.0 billion effective from August 1, 2022 to December 31, 2024. In addition to the authorization covering the period from August 1, 2022 to December 31, 2024, on July 25, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

|

Part II - Item 5. Other Information

Item 5.
OTHER INFORMATION
On August 14, 2024, Adin M. Tooker, Executive Vice President and Head of Commercial Lines, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential sale of (i) up to 6,865 shares of the Company's common stock on November 15, 2024, (ii) up to 13,596 shares of the Company's common stock on February 18,
2025 and (iii) up to 21,903 shares of the Company's common stock on May 15, 2025. This 10b5-1 plan is effective through August 1, 2025.

Item 6.
EXHIBITS
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2024
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.1	Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc., originally filed with the Delaware Secretary of State on October 20, 2014, as amended.	10-Q	001-13958	3.1	7/25/2024
3.2	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. effective December 14, 2022.	8-K	001-13958	3.1	12/14/2022
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

|

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 24, 2024	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)