Form 10-K
period 2024-12-31
HARTFORD INSURANCE GROUP, INC.
filed 2025-02-21
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13958
The Hartford Insurance Group, Inc.
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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $29 billion, based on the closing price of $100.54 per share of the Common Stock on the New York Stock Exchange on June 28, 2024.
As of February 20, 2025, there were outstanding 285,386,985 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD INSURANCE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Insurance Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements; or in Part I, Item 1A, Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission.
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
◦the uncertain effects of emerging claim and coverage issues; political instability, politically motivated violence or civil unrest, which may increase the frequency and severity of insured losses;
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

•losses due to nonperformance or defaults by others, including credit risk with counterparties associated with investments, derivatives, premiums receivable, reinsurance recoverables and indemnifications provided by third parties in connection with previous dispositions;
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
•Strategic and Operational Risks:
◦the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber breach or other information security incident, technology failure or other unanticipated event;
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
Part I - Item 1. Business

Item 1.
BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
GENERAL
The Hartford Insurance Group, Inc. ("HIG") (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, employee group benefits insurance and services, and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States, as well as in the United Kingdom and other international locations. Previously known as The Hartford Financial Services Group, Inc., the Company changed its name to The Hartford Insurance Group, Inc. on February 6, 2025. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. As of December 31, 2024, total assets and total stockholders’ equity of The Hartford were $80.9 billion and $16.4 billion, respectively.
ORGANIZATION
The Hartford strives to maintain and enhance its position as a market leader within the insurance industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses and is considered a leading property and casualty and employee group benefits insurer. The Hartford Stag logo is one of the most recognized symbols in the financial services industry.
As a holding company, HIG is separate and distinct from its subsidiaries and has no significant business operations of its own. The holding company relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of The Hartford Insurance Group, Inc. may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
PURPOSE AND STRATEGIC PRIORITIES
The Hartford’s mission is to provide people with the support and protection they need to pursue their unique ambitions, seize opportunity, and prevail through unexpected challenges.
Our strategy to maximize value creation for all stakeholders remains consistent and focuses on the following priorities across our businesses:
•Advancing leading underwriting capabilities across our portfolio to offer expanded products and services that solve for a broader range of customer needs;
•Investing in end-to-end transformation, responsibly leveraging data, analytics, digital and artificial intelligence capabilities to drive better, faster decisions and enhance customer experiences;
•Embracing a culture of growth and innovation and cross-enterprise collaboration;
•Attracting, developing and retaining talent by enhancing our leadership’s capabilities, fostering our differentiating culture and investing in talent pipelines;
•Maximizing distribution channels and product breadth to increase market share;
•Optimizing organizational efficiency with a focus on continuous improvement;
•Balancing use of excess capital for growth initiatives, investments in the business, and return to stockholders through dividends and share repurchases; and
•Continuing to advance the Company’s sustainability leadership to drive value creation while positively impacting society at large.
We endeavor to maintain and enhance our position as a market leader by leveraging our core strengths of underwriting excellence, risk management, claims, product development and distribution.
An ethical, people-oriented, and performance-driven culture drives our values. We are committed to maintaining and enhancing our culture and are proud of our reputation for ethics and integrity.

|

Table of Contents	Index to Business
Part I - Item 1. Business
REPORTABLE SEGMENTS AND CORPORATE
The Hartford conducts business principally in five reportable segments, including Business Insurance (formerly "Commercial Lines"), Personal Insurance (formerly "Personal Lines"), Property & Casualty Other Operations, Employee Benefits (formerly "Group Benefits") and Hartford Funds, as well as a Corporate category.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reportable segments. For further discussion of the reportable segments, including financial disclosures of revenues by product line, net income (loss), and assets for each reportable segment, see Note 3 - Segment Information of Notes to Consolidated Financial Statements.
2024 Revenues of $26,535 by Segment/Category
[1]Includes Revenue of $70 for Property & Casualty Other Operations and $147 for Corporate.

|BUSINESS INSURANCE
2024 Earned Premiums of $12,721 by Line of Business

2024 Earned Premiums of $12,721 by Product

|

Table of Contents	Index to Business
Part I - Item 1. Business
Principal Products and Services

Workers' Compensation	Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.
General Liability	Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability.
Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both commercial property and general liability damages.
Commercial Property	Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery. A commercial property insurance policy may also provide replacement of lost income resulting from a covered loss that interrupts business operations.
Professional Liability	Covers liability arising from directors and officers acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.
Bond	Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance ("CPRI") offered to clients with global operations.
Assumed Reinsurance	Includes assumed reinsurance of property, liability, surety, credit and political, marine and agriculture risks throughout the world but principally in Europe and the Americas. Business principally provides coverage on broad books of business (i.e. treaty), as opposed to individual risks (i.e. facultative).
Commercial Automobile	Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.
Through its three lines of business, small business (formerly "small commercial"), middle & large business (formerly "middle & large commercial"), and global specialty, Business Insurance offers its products and services to businesses in the United States ("U.S.") and internationally. Business Insurance generally consists of products written for small businesses and middle market companies as well as national and multi-national accounts, largely distributed through retail agents and brokers, wholesale agents and global and specialty insurance and reinsurance brokers. The majority of Business Insurance written premium is generated by small business and middle market lines, which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics.
Small business provides coverages for small businesses, which the Company generally considers to be businesses with an annual payroll under $20, revenues under $50 and property values less than $20 per location. Primary coverages provided include workers' compensation, property, general liability and commercial automobile. Within small business, both property and general liability coverages are offered under a single package policy, marketed under the Spectrum name. Small business also provides excess and surplus lines coverage to small businesses including umbrella, general liability, property and other coverages.
Middle & large business provides insurance coverages to medium-sized and national accounts businesses, which are companies whose payroll, revenue and property values exceed the small business definition. In addition to offering standard commercial lines products, including workers' compensation, property, general liability and commercial automobile products, middle & large business includes program business which provides tailored programs, primarily to customers with common risk characteristics. For national accounts, a significant portion of the business is written through large deductible programs. Other programs written within middle & large business are retrospectively-rated where the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Also within middle & large business, the Company writes captive programs business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience. In addition, through business partners, middle & large business offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas.
Lines of business written by small business and middle & large business are subject to rate regulation and written pricing increases or decreases that are partly in response to loss cost trends. Workers’ compensation rates are based on loss experience and are informed by data submitted through the National Council on Compensation Insurance ("NCCI"). Workers’ compensation rates have been under downward pressure for the industry due to favorable loss cost trends in recent years.

|

Table of Contents	Index to Business
Part I - Item 1. Business
Global specialty provides a variety of customized insurance products, including property, general liability, marine, professional liability, and bond. In the U.S., global specialty serves both the admitted and non-admitted markets and produces business through both wholesale and retail brokers. Global specialty also offers various products internationally as a sole corporate member of Lloyd’s Syndicate 1221 ("Lloyd's Syndicate"). In addition to offering insurance products, global specialty also offers assumed reinsurance for various risks including property, liability, surety, marine, credit and political, and agricultural primarily in Europe and the America’s.

Marketing and Distribution
Business Insurance provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and, to a lesser extent, overseas, principally in the United Kingdom. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and global and specialty insurance and reinsurance brokers, with business also sold direct-to-consumer. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations. As the sole corporate member of Lloyd's Syndicate 1221, the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s of London ("Lloyd's") market.
In the United States, independent agents, brokers and wholesalers are consolidating. While the acquisition activity has slowed with the rise of rates, we continue to expect large deals by well positioned companies. This will likely result in a larger proportion of written premium being concentrated among fewer agents, brokers and wholesalers. These distribution partners are looking to exercise more control over the insurance value chain and are leveraging data and analytics for bargaining power.
Competition
Small Business
In small business, The Hartford competes against large national carriers, regional carriers and direct writers. Competitors include stock companies, mutual companies and other underwriting organizations. The small business market remains highly competitive and fragmented as carriers seek to differentiate themselves through product expansion, price, enhanced service and leading technology. Larger carriers such as The Hartford are continually advancing their pricing sophistication and ease of doing business with agents and customers through the use of technology, analytics and other capabilities that improve the process of evaluating a risk, quoting new business and servicing customers. The Company also continuously enhances digital capabilities as customers and distributors demand more access and convenience, and expands product and underwriting capabilities to accommodate both larger accounts and a broader risk appetite.
Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, leveraging emerging artificial intelligence capabilities, and through on-line and direct-to-consumer marketing. Carriers that can quote business in an automated way have a competitive advantage by shortening the time from quoting to issuance. Through its ICON quoting tool, The Hartford quotes over 75% of its Spectrum package business and workers’ compensation new business policies without human intervention.
Middle & Large Business
Middle & large business is considered “higher touch” and involves highly specialized expertise, including individual underwriting and pricing decisions. Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. In addition, some larger brokers are now becoming competitors through acquisition of managing general agents or managing general underwriters.
The pricing of middle market and national accounts is prone to significant volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large business insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. As a means to mitigate the cost of insurance, middle market and large commercial buyers may opt for loss-sensitive products in-lieu of guaranteed cost policies.
Within this competitive environment, The Hartford is continuing to invest in its underwriting systems and capabilities, including investing in speed to market solutions for the lower end of middle market, enhancing its digital experience, leveraging its sales and underwriting talent and expanding its use of data analytics, artificial intelligence capabilities and third party data to make risk selection and pricing decisions as the firm pursues responsible growth strategies to deliver target returns. In product development and related areas such as claims and risk engineering, the Company has expanded its capabilities in industry verticals, such as energy, construction, media arts & entertainment, technology and life sciences.
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, in the U.S and London markets. Global specialty writes many surplus lines of business, which are lines of business not written through standard products licensed or admitted in a state ("nonadmitted"). In recent years, surplus lines have accounted for a significant portion of the total U.S. property and casualty commercial market, and The Hartford continues to grow its surplus book of business.
Customers served by the global specialty marketplace expect tailored policy language for their unique risks and, increasingly, are looking for a single insurance carrier to meet all their coverage needs. The Company has been successful in cross-selling global specialty product lines to customers of small business and of middle & large business and seeks to expand cross-sell opportunities in the future. The Hartford competes on the basis of its underwriting capabilities where it uses data and actuarial insights to enhance risk selection. The Company seeks to drive greater efficiency, shorten the quoting process and improve the customer’s experience through expanded use of digital and artificial intelligence capabilities.

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

|PERSONAL INSURANCE
2024 Earned Premiums of $3,453 by Line of Business

2024 Earned Premiums of $3,453 by Product
Principal Products and Services

Personal Automobile	Covers damage to an individual insured’s own vehicle due to collision or other perils and is referred to as automobile physical damage. In addition to first party automobile physical damage, automobile insurance covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists. Also, under no-fault laws, policies written in some states provide first party personal injury protection. Some of the Company’s personal automobile insurance policies also offer personal umbrella liability coverage for an additional premium.
Homeowners	Insures against losses to residences and contents from fire, wind and other perils. Homeowners insurance includes owned dwellings, rental properties and coverage for tenants. The policies may provide other coverages, including loss related to recreational vehicles or watercraft, identity theft and personal items such as jewelry.
Personal Insurance provides automobile, homeowners and personal umbrella coverages to individuals across the United States, mostly through a program designed exclusively for members of AARP (“AARP Program”). The Hartford's automobile and homeowners products provide coverage options and pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, they represent a significant portion of the total Personal Insurance's business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.2 billion, $2.9 billion and $2.7 billion in 2024, 2023 and 2022, respectively. The AARP relationship provides The Company with a competitive advantage to capitalize on the continued growth of the over age 50 population.
The Company has rolled out its new cloud-based product and platform, Prevail, which is now in market in nearly all states. Prevail is tailored to the mature market and includes digital service capabilities that provide real time transaction support. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures are being updated through the introduction of Prevail. Personal Insurance works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.

|

Table of Contents	Index to Business
Part I - Item 1. Business
Marketing and Distribution
Personal Insurance reaches diverse customers through multiple distribution channels, including direct-to-consumer and independent agents. In the direct-to-consumer channel, Personal Insurance markets its products through a mix of media, including digital marketing, direct mail, print advertising, and television. In the agency channel, Personal Insurance provides products and services to customers through a network of independent agents in the standard personal lines market, primarily serving mature, preferred consumers. These independent agents are not employees of the Company.
Personal Insurance has made significant investments in offering direct and agency-based customers the opportunity to interact with the company on-line, including via mobile devices. In addition, its technology platform for telephone sales centers enables sales representatives to provide an enhanced experience for direct-to-consumer customers, positioning the Company to offer unique capabilities to AARP’s member base.
Most of Personal Insurance's sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through December 31, 2032, to market automobile, homeowners and personal umbrella coverages to AARP's approximately 38 million members. This relationship with AARP, which has been in place since 1984, provides Personal Insurance with an important competitive advantage given the increase in the population of those over age 50 and the strength of the AARP brand.
Prior to May 2021, in most states, new business automobile and home policies were issued to AARP members with a lifetime continuation agreement endorsement, providing that the policies will be renewed as long as certain terms are met, such as timely payment of premium and maintaining a driver’s license in good standing. However, beginning in May 2021, Personal Insurance no longer offers the lifetime continuation agreement to new home and automobile policies. The endorsement will remain on renewal policies with original effective dates prior to May 2021.
In addition to selling to AARP members, Personal Insurance offers its automobile and homeowners products to non-AARP customers, primarily through the independent agent channel. Personal Insurance leverages its agency channel to primarily target the over age 50 preferred mature market, which values the advice of an independent agent and recognizes the differentiated experience the Company provides. In particular, the Company has taken action to distinguish its brand within the over age 50 preferred mature market and improve profitability in the independent agent channel, placing more emphasis on our highly partnered agents.
Competition
The personal automobile and homeowners insurance markets are highly competitive. In 2024, many personal lines insurance companies, including The Hartford, increased marketing spend in order to increase new business production after returning to new business rate adequacy. Personal Insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage.
Insurers that distribute products principally through agency channels compete by offering commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier insurers are offering digital and self-service capabilities that make it easier for agents and consumers to do business with the insurer. A large majority of agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools increases price competition. Insurers that are able to capitalize on their brand and reputation, differentiate their products and deliver strong customer service are more likely to be successful in this market.
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
Also, automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, continue to be deployed and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, contributing to increasing average claim severity.
In 2024, inflation continued to impact the industry. Supply chain pressures, advanced vehicle technology, body shop capacity, and a tight labor market have increased the cost of automobile repairs, although there were some areas of moderation such as used car prices. In addition, a tight labor market and inflation on material prices increased the cost to repair homes.

|P&C OTHER OPERATIONS
Property & Casualty Other Operations includes certain property and casualty operations managed by the Company that have discontinued writing new business and includes substantially all of the Company's pre-1986 asbestos and environmental ("A&E") exposures. For a discussion of coverages provided under policies written with exposure to A&E prior to 1986 reported within the P&C Other Operations segment (“Run-off A&E”), run-off assumed reinsurance and all other non-A&E exposures, see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

|

Table of Contents	Index to Business
Part I - Item 1. Business

|EMPLOYEE BENEFITS
2024 Premiums and Other Considerations of $6,615
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
Employee Benefits provides group life, disability and other group coverages to members of employer groups, associations and affinity groups through direct insurance policies and provides reinsurance to other insurance companies. Group insurance typically covers an entire group of people under a single contract, most typically the employees of a single employer or members of an association. In addition to employer paid coverages, the segment offers voluntary product coverages which are offered through employee payroll deductions. Employee Benefits also offers disability underwriting, administration, and claims processing to self-funded employer plans. In addition, the segment offers a single-company leave management solution, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance business with its leave management administration services.
Statutory paid family leave ("PFL") and paid family and medical leave ("PFML") programs are a source of growth as the Company offers fully insured coverage or administers self-insured coverage for some of these programs. As of year-end 2024, thirteen states and the District of Columbia have enacted mandated PFL or PFML programs. Alabama, Arkansas, Florida, Kentucky, New Hampshire, South Carolina, Tennessee, Texas,
Vermont, and Virginia have also created opt-in paid family leave programs, and additional states are considering adopting PFL or PFML programs.
Employee Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms at renewal in order to minimize the adverse effect of market trends, loss costs, changes in interest rates and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
Marketing and Distribution
The Employee Benefits distribution network is managed through a regional sales office system to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, the segment has relationships with several private exchanges which offer its products to employer groups. Technology providers, including human resources platform vendors, are taking an increasingly prominent role in influencing customer decisions that also influence selection of the employee benefits insurance provider.

|

Table of Contents	Index to Business
Part I - Item 1. Business
Competition
Employee Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. The market for employee benefits continues to grow as employees and employers continue to demand employee benefits for addressing mental health, wellness, and caregiving costs.
In order to differentiate itself, Employee Benefits uses its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors include the extent of products offered, price, the quality of customer and claims handling services, digital capabilities, and the Company's relationship with third-party distributors and private exchanges. Active price competition continues in the marketplace, resulting in multi-year rate guarantees being offered to customers. Top tier insurers in the marketplace also offer digital and self-service capabilities to third party distributors and consumers. The relatively large size and underwriting capacity of the Employee Benefits business provides a competitive advantage over smaller competitors.
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

|HARTFORD FUNDS
Hartford Funds Segment Assets Under Management ("AUM") of $139,598 as of December 31, 2024

Third-party life and annuity separate accounts
$11,544
8%
Exchange-Traded Funds ("ETF")
$4,483
3%
Mutual Fund
$123,571
89%

Mutual Fund AUM of $123,571 as of December 31, 2024

Fixed income $21,059 17%
Multi-strategy investments $18,512 15%
Equity $84,000 68%

|

Table of Contents	Index to Business
Part I - Item 1. Business
Principal Products and Services

Mutual Funds
Includes approximately 60 actively managed mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally sub-advised by two unaffiliated institutional asset management firms.

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
Competition
The investment management industry is mature and highly competitive. Firms are differentiated by investment performance, range of products offered, brand recognition, financial strength, proprietary distribution channels, quality of service and level of fees charged relative to quality of investment products. The Hartford Funds segment competes with a large number of asset management firms and other financial institutions and differentiates itself through its global sub-advisors, product breadth, competitive fees and strong distribution. The segment also competes directly with lower cost passive investment strategies, which continue taking share from active managers.

|CORPORATE
The Company includes in the Corporate category capital raising activities (including equity financing, debt financing and related interest expense), purchase accounting adjustments related to goodwill, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, transaction expenses incurred in connection with an acquisition, certain M&A costs, and other expenses not allocated to the reportable segments. Corporate also includes investment management fees and expenses related to managing third-party assets.

|

Table of Contents	Index to Business
Part I - Item 1. Business
RESERVES
Total Reserves as of December 31, 2024 [1]
[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $448 and $614, respectively, of which $290 and $401, respectively, relate to the Employee Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses ("LAE") includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Employee Benefits.
Total Property & Casualty Reserves as of December 31, 2024

Personal Insurance
$2,240
6%
P&C Other
Operations
$2,784
8%
Business Insurance
$31,380
86%

Further discussion of The Hartford’s property and casualty insurance product reserves, including run-off asbestos and environmental claims reserves within P&C Other Operations, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
Total Employee Benefits Reserves as of December 31, 2024 [1]
[1]Includes short duration contract reserves of $183 for short-term disability and $39 of supplemental health as well as reserves for future policy benefits that include $204 of paid up life reserves and policy reserves on life policies, $67 of reserves for conversions to individual life and $19 of other reserves.
Employee Benefits reserves include unpaid loss and loss adjustments expenses for long-term disability ("LTD"), group life and other lines of business as well as reserves for other policyholder funds and reserves for future policy benefits. Other policyholder funds and benefits payable represent deposits from policyholders, including policyholders of short-duration insurance contracts, where the Company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the Company is subject to insurance, interest rate, and investment risk.
Discussion of The Hartford's Employee Benefits long-term disability reserves may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Employee Benefit LTD Reserves, Net of Reinsurance. Additional discussion may be found in Notes to Consolidated Financial Statements, including in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies and in Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Business
Part I - Item 1. Business
UNDERWRITING FOR P&C AND EMPLOYEE BENEFITS
The Company underwrites the risks it insures in order to manage exposure to loss through favorable risk selection and diversification. Risk modeling is used to manage, within specified limits, the aggregate exposure taken in each line of business and across the Company. For property and casualty business, aggregate exposure limits are set by geographic zone and peril. Products are priced according to the risk characteristics of the insured’s exposures. Rates charged for Personal Insurance products are filed with the states in which we write business. Rates for most Business Insurance products are also filed with the states but the premium charged may be modified based on the insured’s relative risk profile and workers’ compensation policies may be subject to modification based on prior loss experience. The Company also writes coverage in the excess and surplus lines market, primarily within global specialty, which is characterized by the absence of regulation related to rate and form and allows for more pricing and coverage flexibility to write certain classes of business. Pricing for Employee Benefits products, including long-term disability and life insurance, is also based on an underwriting of the risks and a projection of estimated losses, including consideration of investment income.
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
Geographic Distribution of Earned Premium
(% of total)

Location	Business Insurance	Personal Insurance	Employee Benefits	Total
California	8%	2%	2%	12%
New York	6%	1%	3%	10%
Texas	5%	2%	2%	9%
Florida	3%	1%	2%	6%
All other [1]	35%	9%	19%	63%
Total	57%	15%	28%	100%
[1]No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2024.
CLAIMS ADMINISTRATION FOR P&C AND EMPLOYEE BENEFITS
Claims administration includes functions associated with the receipt of initial loss notices, claims adjudication and estimates, legal representation for insureds where appropriate, establishment of case reserves, payment of losses and notification to reinsurers. These activities are performed by approximately 6,900 claim employees including, among others, claim adjusters, appraisers, attorneys, doctors, nurses, behavioral health specialists, investigators and data analytics professionals as well as training staff, management, and support staff. The Company contracts with a select number of approved regional, national and international suppliers to enhance claim capabilities and business resiliency.
The Company's claims teams manage losses across the U.S. and internationally, working from locations across the U.S. and in two of our international offices. The teams are organized to meet the specific claim service needs for our various product offerings. The claims organization is supported by data and analytics, technology, and strategy located across the U.S. and in two of our international offices.
As a leading provider of workers’ compensation and employee benefits coverages, the Company leverages data analytics to return employees to active, productive lives as soon and safely as possible. Clinical experts focus on opioid usage, vocational rehabilitation, behavioral health and medical case management which we believe provides the Company with a competitive advantage for managing medical costs.
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
As of December 31, 2024 and 2023, the fair value of HIMCO’s total assets under management was approximately $112.0 billion and $108.5 billion, respectively, including $50.9 billion and $50.3 billion, respectively, that were held in HIMCO managed third party accounts and $3.6 billion and $3.8 billion, respectively, that support the Company's pension and other postretirement benefit plans.
The Hartford's Investment Portfolio of $59.2 billion as of December 31, 2024
Management of The Hartford's Investment Portfolio
HIMCO manages the Company's investment portfolios to maximize economic value, ensure sufficient funding of the Company's liabilities, and achieve enterprise financial objectives while remaining within acceptable risk tolerances. Portfolio objectives and guidelines are developed based upon the asset/liability profile, including timing and amount of claim payment obligations, investment return opportunity, and risk characteristics. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching, and active portfolio management, which may include the use of derivatives. Risk tolerances considered include, but are not limited to, asset sector exposure limits, credit issuer allocation limits, portfolio quality constraints including maximum exposure to below investment grade holdings, and interest rate duration limits. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
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
HUMAN CAPITAL RESOURCES
The Hartford has approximately 19,100 employees as of December 31, 2024.
Management, including the CEO and Chief Human Resources Officer ("CHRO"), establishes the hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement measures (including employee survey results). The Board's Audit Committee receives an annual review of the Company's key employee relations measures. In addition, the Board’s Compensation and Management Development Committee (“Compensation Committee”) is responsible for reviewing performance and approving compensation paid to senior executives, and, among other things, the oversight of succession and continuity planning for senior executive roles, setting the Company's executive compensation policy and administering the Company's Clawback Policy for senior executives. Our Human Resources team, led by our CHRO, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support and counseling they provide to our leaders, managers and employees, the Human Resources team also monitors key indicators to keep a pulse on trends across our employee population including strategic workforce planning, employee engagement, employee relations matters, career mobility, talent attraction, retention, and development.
Talent Attraction, Retention and Development
Our commitment to a robust talent pipeline starts at the top. The Board of Directors engages with the Compensation Committee annually to review senior executive level talent, consider key emerging executive talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual talent review process across our organization each year.
To keep pace with the evolving needs of our customers and the expectations of employees and external candidates, we focus on a broad array of actions, including:
•Providing career growth and development opportunities aligned to our strategies through our strategic workforce plans, executive, professional and front-line recruitment, internal mobility and job progression, and retention strategies;
•Offering extensive learning and development opportunities to sustain the skills needed for the roles we have today and those we anticipate in the future; and
•Holding leaders accountable for their progress against human capital goals that include development, engagement, mobility, succession, and retention.
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
•The Hartford’s Apprenticeship Program, which prepares students for careers in insurance; and
•Our Hart-Academy Tech training program for employees introduced HartCloud Academy in 2024 offering an immersive training program for our mid-career engineers to advance their proficiency in cloud technologies.
The Hartford prioritizes sustaining a workforce that upholds the highest standards of ethics and trust. We are committed to creating a work environment where employees are respected,

|

Table of Contents	Index to Business
Part I - Item 1. Business
inspired to perform at their best, and are recognized for their contributions. The Hartford believes that fostering a culture of integrity and ethical behavior leads to better decisions, outcomes and experiences for both our customers and employees. We believe that creating a work environment centered on trust enables us to attract, retain and leverage top talent to meet our business goals. We are committed to ethical conduct and a bias-free workplace for all employees as we build, enhance and sustain a welcoming and supportive culture.
In 2024, we achieved top quartile employee engagement and performance enablement scores, as measured by independent third party surveys, through continued focus on supporting our customers’ needs, leader effectiveness, collaboration, innovation and risk-taking, career growth, belonging and well-being.
We have nine Employee Resource Groups (“ERG’s”) that are voluntary participation groups led by employees, open to all and dedicated to enabling people to share their unique perspectives and experience. These groups focus on the development and success of our employees and our business results through education, networking, mentorship and volunteer opportunities. As of December 31, 2024, over 60% of employees were members of at least one ERG. In 2024, employee-led Courageous Conversations, also allowed participants to engage in meaningful dialogue, which can help fuel innovation and position us for success.
We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop the best talent in the industry.
Pay and Benefits
Compensation and Pay Equity
We offer competitive pay and benefits to our employees, with performance-based variable compensation making up a large share of the total compensation paid to executives in the organization. Variable compensation for the majority of employees includes an annual bonus plan. Our executives also receive long-term incentive awards. Annual bonus payouts are informed by whether the Company achieves core earnings (as adjusted for compensation purposes) above or below a target level that is determined from the annual operating plan set at the beginning of each year and reviewed and approved by the Compensation Committee. Long-term incentive awards include restricted stock units, performance shares and, for the most senior executives, stock options. Additional information about The Hartford’s variable compensation programs is provided in the Company’s Proxy Statement.
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
•A practice to disclose to applicants and employees the salary ranges for most posted positions;
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
Employee Benefits and Well-Being
The Hartford offers a comprehensive benefits and well-being package that supports our employees’ physical, emotional, social and financial well-being and helps them achieve their full potential. Our extensive benefits include:
•Medical plan options;
•Dental and vision coverage options;
•401(k) plan with company non-elective and matching contributions;
•Paid time off ("PTO") with at least 25 days of annual eligibility to start;
•Paid holidays;
•Flexible work schedules, including hybrid or remote work arrangements;
•Tuition reimbursement;
•Student loan repayment assistance;
•Family medical leave;
•Paid parental leave;
•Travel reimbursement to access medical services in other locations as needed;
•Family building support, including adoption support program;
•Organ and bone marrow donation leave policy; and
•Employee assistance program.
The Company also offers a medical advocacy program and well-being programs, weight management, fitness reimbursement and more.

|

Table of Contents	Index to Business
Part I - Item 1. Business
AVAILABLE INFORMATION
The Company’s internet address is https://www.thehartford.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, https://ir.thehartford.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Reports filed with the SEC may be viewed at https://www.sec.gov. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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
The Company’s investment portfolio, Hartford Funds business, and insurance businesses are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy, including:
•labor supply shortages
•low labor force participation
•lower family income
•high unemployment
•changes in interest rate levels
•changes in credit spreads
•equity market disruptions
•rising inflation
•changes in foreign currency exchange rates
•a weak real estate market
•lower business investment
•lower consumer spending
In an economic downturn, these factors may adversely affect the demand for insurance and financial products, insurance loss costs, valuation and returns on the investment portfolio, and lower the Company's profitability in some cases, including adverse impacts to our net investment income and operating results.
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
Furthermore, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. If current regional and/or global conflicts were to expand, the insurance losses and adverse economic impacts could be more severe than what is currently foreseeable.

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

|

Part I - Item 1A. Risk Factors
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
•Interest Rate Risk - Increases in interest rates or persistently high interest rates could lead to recession or economic stagnation, which could lower the demand for many of the Company's products and may result in realized or unrealized losses on existing fixed income assets in the investment portfolio. This could also impact property valuations and financing costs for mortgage loans and real estate joint ventures within limited partnerships and other alternative investments. Alternatively, a deterioration in global economic conditions could result in a lower interest rate environment, which would pressure our net investment income and could result in lower margins on certain products.
New and renewal business for our property and casualty and employee benefits products is priced considering prevailing interest rates. As interest rates decline, in order to achieve the same economic return, we would have to increase product prices to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Our ability to effectively react to such changes in interest rates may affect our competitiveness in the marketplace, and in turn, could reduce written premium and earnings.
In addition, due to the long-term nature of the liabilities within our Employee Benefits operations, particularly for long-term disability, declines in interest rates over an extended period of time would result in our having to reinvest at lower yields. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio. A decline in market value of invested assets due to an increase in interest rates could also limit our ability to realize tax benefits from recognized capital losses.
Our reserves for future policy benefits are sensitive to changing interest rate conditions. U.S. Generally Accepted Accounting Principles ("GAAP") guidance requires that we update reserves for future policy benefits for changes in discount rates quarterly which could cause volatility in our stockholders' equity.
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
•Foreign Currency Exchange Rates - Changes in foreign currency exchange rates may impact our non-U.S. dollar denominated investments and foreign subsidiaries. We hold cash and fixed maturity securities denominated in foreign currencies, including British Pounds and Canadian dollars, among others, and also have other assets and liabilities denominated in foreign currencies such as premiums receivable and loss reserves. While the Company predominately uses asset-liability matching, including the use of derivatives, to hedge certain of these exposures to fluctuations in foreign currency exchange rates, these actions do not eliminate the risk that changes in the exchange rates of foreign currencies to the U.S. dollar could result in financial loss to the Company, including realized or unrealized losses resulting from currency revaluation and increases to regulatory capital requirements for foreign subsidiaries that have net assets that are not denominated in their local currency. For additional information on foreign exchange risk, see Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk.
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
Climate change presents risks to us as an insurer, investor and employer. Climate models indicate that rising temperatures will

|

Part I - Item 1A. Risk Factors
likely result in rising sea levels over the decades to come and may increase the frequency and intensity of natural catastrophes and severe weather events. Extreme weather events such as abnormally high temperatures may result in increased losses associated with our property, automobile, workers’ compensation and employee benefits businesses. Changing climate patterns may also increase the duration, frequency and intensity of heat/cold waves, which may result in increased claims for property damage, business interruption and losses under workers’ compensation, group disability and group life coverages. Precipitation patterns across the U.S. are projected to change, which if realized, may increase risks of flash floods, wildfires, and other severe weather events. If third parties assert that climate change-related risks and damages are caused by insured businesses, or arise from alleged mismanagement at insured businesses, we may experience increased claims under general liability and management liability policies. Additionally, there may be an impact on the demand, price and availability of automobile and homeowners insurance, and there is a risk of higher reinsurance costs or more limited availability of reinsurance coverage. Changes in climate conditions may also cause our underlying modeling data to not adequately reflect frequency and severity, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. Among other impacts, this could result in not charging enough premiums or not obtaining timely state approvals for rate increases to cover the risks we insure. We may also experience significant interruptions to the Company’s systems and operations that hinder our ability to sell and service business, manage claims and operate our business.
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
We establish property and casualty and employee benefits loss reserves to cover our estimated liability for the payment of all unpaid losses and loss adjustment expenses incurred with respect to premiums earned on our policies. Loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability, available benefit offsets, and other factors. For risks due to evolving changes in social, economic and environmental conditions, see the Risk Factor, “Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.”
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

|

Part I - Item 1A. Risk Factors
factors, among others, make the variability of gross reserves estimates for these longer-tailed exposures significantly greater than for other more traditional exposures.
Effective December 31, 2016, the Company entered into an agreement with National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) whereby the Company was reinsured for subsequent adverse development on substantially all of its net A&E reserves up to an aggregate net limit of $1.5 billion. As of December 31, 2024, the Company has exhausted the $1.5 billion treaty limit, and as such, any further development that increases our recorded net reserves could have a material adverse effect on our financial condition, results of operations or liquidity. We remain directly liable to claimants and if the reinsurer does not fulfill its obligations under the agreement we may need to increase our recorded net reserves. For additional information related to risks associated with the adverse development cover ("ADC"), see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
The geographic distribution of our business subjects us to various catastrophe exposures across different regions of the United States. We are also exposed to catastrophe losses in other parts of the world through our global specialty business. Any increases in the values and concentrations of insureds and property in these areas would increase the severity of catastrophic events in the future. In addition, changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events potentially leading to increased insured losses. Potential examples include, but are not limited to:
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

|

Part I - Item 1A. Risk Factors
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
We seek to price our property and casualty and employee benefits insurance policies such that insurance premiums and future net investment income earned on premiums received will provide for an acceptable profit in excess of underwriting expenses and the cost of paying claims. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future claim costs, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments, including in international markets, and the ability to obtain regulatory approval for rate changes.
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
Additionally, the property and casualty and employee benefits insurance markets have been historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, more expansive coverage offerings, multi-year rate guarantees and declining premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards, more coverage restrictions and increasing premium rates. In all of our property and casualty and employee benefits insurance product lines, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. In addition, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Competitive activity, use of emerging technologies, or other technological changes may adversely affect our market share, demand for our products, or our financial results.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, employee benefits providers and providers of mutual funds and exchange traded funds. Competitors may expand their risk appetites in products and services where The Hartford currently enjoys a competitive advantage. Larger competitors with more capital and new entrants to the market could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. For example, larger competitors, including those formed through consolidation or who may acquire new entrants to the market, such as insurtech firms, may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively.
In addition, technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace that may continue to accelerate. Insurers are using or may begin using certain emerging technologies, such as machine learning, predictive analytics, "big data" analysis or other artificial intelligence functions to, among other things, improve pricing accuracy, be more targeted in marketing, strengthen customer relationships and provide more customized loss prevention services. Nontraditional competitors could enter the insurance market and further accelerate these trends. If competitors are able to use these emerging technologies more effectively and/or efficiently, it may provide them a competitive advantage. Because of the highly competitive nature of the industries The Hartford competes in, there can be no assurance that the Company will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, financial condition, results of operations or liquidity.

|

Part I - Item 1A. Risk Factors
Our business could be affected by other technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. The risks we insure are also affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. Increased use of advanced analytics (e.g., artificial intelligence) and automation in the workplace could potentially affect the demand for workers' compensation insurance products over time. In addition, our business may be disrupted due to failures of accelerated technological changes, including our automation of minimally complex tasks, which may adversely impact our business and results of operations. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing and providing insurance products and investment advisory services through distribution channels and advisory firms.
We distribute our insurance products, mutual funds and ETFs through a variety of distribution channels and financial intermediaries, including brokers, independent agents, wholesale agents, reinsurance brokers, broker-dealers, banks, registered investment advisors, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through third-party arrangements. For example, we market Personal Insurance products in large part through an exclusive licensing arrangement with AARP that continues through December 31, 2032. Our ability to distribute products through the AARP program may be adversely impacted by membership levels and the pace of membership growth. In addition, the independent agent and broker distribution channel is consolidating, which could result in a larger proportion of written premium being concentrated among fewer agents and brokers, potentially increasing our cost of acquiring new business. While we periodically seek to renew or extend third party arrangements, there can be no assurance that our relationship with these third parties will continue or that the economics of these relationships won't change to make them less financially attractive to the Company. An interruption in our relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Unexpected and unintended claim and coverage issues under our insurance contracts may adversely impact our financial performance.
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic, political and environmental issues, including rising income inequality, reduction and further delays in government social programs such as Social Security Disability, attorney representation rates, legal system abuse, climate change, prescription drug use and addiction, exposures to new substances or those substances previously considered to be safe and found to have latent exposure, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues may also lead to expansive, new theories for reporting claims or may lead to the passage of "reviver" statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse claims. In addition, these and other social, economic, political and environmental issues may extend coverage beyond our underwriting intent, potentially increase jury awards, and/or increase the frequency or severity of claims. Some of these changes, advances or activities may not become apparent until some time after we have issued insurance contracts that are affected by the changes, advances or activities and/or we may be unable to compensate for such losses through future pricing and underwriting. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations or liquidity at the time it becomes known.
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

|

Part I - Item 1A. Risk Factors
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. In the United States, statutory accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners ("NAIC"). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for both property and casualty and life companies. The RBC formula for property and casualty companies establishes capital requirements relating to underwriting, asset, credit, catastrophe, operational and off-balance sheet risks. The RBC formula for life companies is applicable to our employee benefits business and establishes capital requirements relating to insurance, business, asset, credit, interest rate and off-balance sheet risks.
Countries in which our international insurance subsidiaries are incorporated or deemed commercially domiciled are subject to minimum capital requirements as defined by the applicable regulatory regime, including a phased program of changes to the prudential and solvency regime in the U.K. following the U.K.'s departure from the European Union. In addition, our Lloyd’s member company must maintain required Funds at Lloyd's ("FAL") to meet the capital requirements of its syndicate. The FAL is determined based on the syndicate’s Solvency Capital Requirement (“SCR”) under the Solvency II capital adequacy model plus an economic capital assessment determined by the Lloyd’s Franchise Board (which is responsible for the day-to-day management of the Lloyd's market).
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

|

Part I - Item 1A. Risk Factors
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
Moreover, as a holding company that is separate and distinct from its insurance subsidiaries, HIG has no significant business operations of its own. Therefore, HIG relies on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet its obligations. Subsidiary dividends fund payments on its debt securities and the payment of dividends to stockholders on its capital stock. Connecticut state laws and certain other U.S. jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. The laws and regulations of the countries in which its international insurance subsidiaries are incorporated or deemed commercially domiciled, as well as requirements of the Council of Lloyd’s, also impose limitations on the payment of dividends which, in some instances, are more restrictive. Dividends paid from its insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.
Risks Relating to Estimates, Assumptions and Valuations
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance and catastrophe risks.
We use models to support, among other things, underwriting, pricing, capital allocation, reserving, investments, reinsurance, and catastrophe risk management. Both proprietary and third party models used incorporate numerous assumptions and forecasts about the future level and variability of interest rates, inflation, credit spreads, equity markets, currency exchange rates, loss frequency and severity, and capital requirements, among others. The models are subject to the inherent limitations of any statistical analysis as the historical internal and industry data and assumptions used in the models may not be indicative of what will happen in the future. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
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

|

Part I - Item 1A. Risk Factors
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
Similarly, management’s decision on whether to record an allowance for credit losses ("ACL") is subject to significant judgments and assumptions regarding changes in general economic conditions, the issuer's financial condition or future recovery prospects, estimated future cash flows, the expected recovery period and the accuracy of third party information used in internal assessments. As a result, management’s evaluations and assessments are highly judgmental and its projections of future cash flows over the life of certain investments may ultimately prove incorrect as facts and circumstances change.
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
Strategic and Operational Risks
Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach, other information security incident or technology failure.
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
Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. Our business may be disrupted by failures to effectively maintain or update existing technologies, implement new technology, automate business processes or use emerging technologies (e.g. artificial intelligence). In the event of a disaster such as a natural catastrophe, a pandemic, civil unrest, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Our systems have been, and will likely continue to be, subject to viruses or other malicious code, unauthorized access, cyber-attacks (such as ransomware and denial of service), cyber frauds or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative, accounting and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks, business email compromises, ransomware or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect proprietary and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
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

|

Part I - Item 1A. Risk Factors
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
The ability to execute on capital management plans is subject to material challenges, uncertainties and risks. From time to time, our capital management plans may include the repurchase of common stock, the paydown of outstanding debt or both. We may not achieve all of the benefits we expect to derive from these plans. An equity repurchase plan approved by the Board of Directors can be subject to execution risks, including, among others, risks related to market fluctuations, investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will fully execute any such plan. We may take future actions, including acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations or liquidity and could impact our ability to execute our capital management plans.
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could be costly, divert significant resources and may not prove

|

Part I - Item 1A. Risk Factors
successful. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations or financial condition.
Regulatory and Legal Risks
Regulatory and legislative developments could have a material adverse impact on our business, financial condition, results of operations or liquidity.
We are subject to extensive laws, regulations and executive orders that are complex, subject to change and often conflict in their approach or intended outcomes. Compliance with these laws, regulations and executive orders can increase cost, affect our strategy, and constrain our ability to adequately price our products.
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, federal and state legislative efforts on Paid Family and Medical Leave, data privacy and cyber security, risk-based pricing, and sustainability practices could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress, the current Administration or individual states will continue to pursue these types of proposals, and how those changes might impact the Company, its business, financial conditions, results of operations or liquidity.
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
Lawmakers and regulators at the federal, state and international levels are enacting laws and promulgating regulations and guidance related to climate change, with conflicts from jurisdiction to jurisdiction possible, which may impose additional costs on the Company, or expose us to new or additional risks. For example, regulators could impose new disclosure requirements regarding underwriting or investment in certain industry sectors or take other actions such as implementing a temporary moratorium on cancellation of policies within catastrophe prone areas. In March of 2024, the U.S. Securities and Exchange Commission (“SEC”) issued final rules to enhance and standardize climate-related disclosures for investors. The rules were challenged by various stakeholders and have been stayed pending the outcome of that litigation. If allowed to take effect in their current form, the rules will require extensive narrative and quantitative reporting on climate change and decarbonization in SEC filings and could pose potential compliance and litigation risks to the Company. In addition, the Federal Insurance Office continues to analyze the potential for climate change to affect insurance and reinsurance coverage, which could result in increased data collection and reporting. Regulators may also impose new requirements affecting our operations such as disclosure related to greenhouse gas emissions (GHGe) and other climate-related information, increasing our operating expenses and litigation risk. The state of California is adopting mandatory climate reporting for companies doing business there, and other state regulators may impose similar obligations and related risks.
There has also been increased regulatory scrutiny of the use of emerging technologies related to artificial intelligence, including

|

Part I - Item 1A. Risk Factors
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
In addition, changes in laws, regulations or executive orders, particularly relating to privacy and data security, may materially impede our ability to execute on business strategies and/or our ability to be competitive.
Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. The International Association of Insurance Supervisors ("IAIS") continues to advance the development of insurance group capital standards for use with Internationally Active Insurance Groups ("IAIGs"). Working through the NAIC, U.S. state insurance regulators adopted a group capital calculation for use in solvency-monitoring activities. The calculation is intended to provide additional analytical information to the lead state for use in assessing group risks and capital adequacy to complement the current holding company analysis in the U.S. In December, 2024, the IAIS approved the final version of the global Insurance Capital Standard (ICS) as a prescribed capital requirement for IAIGs. The IAIS also finalized the comparability assessment of the United States (US)-developed Aggregation Method (AM), concluding that a US AM provides a basis for implementation of the ICS to produce comparable results.
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
In addition, our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws, regulations and executive orders are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws, regulations and executive orders is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations or liquidity.
Our insurance business is sensitive to significant changes in the legal environment that could adversely affect The Hartford’s results of operations or financial condition or harm its businesses.
Like any major insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage and benefits disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. Such changes also can be legislative or regulatory, including changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in changes in business practices, additional litigation, or unexpected losses, including increased frequency and severity of claims. Such changes could also come in the form of executive orders. Also, the emergence of new targets and new and expanding theories of liability for claims involving issues like global climate change, risks from products and substances alleged to cause damage, physical and mental health crises, new technologies, legal system abuse, attorney representation rates, and socioeconomic and political dynamics also could result in additional litigation exposure and unexpected losses. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws could adversely affect our business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws and tax rates, regulations, or related executive orders could have a material adverse effect on our profitability or financial condition by increasing the Company's overall tax and compliance burdens. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders.
Regulatory requirements could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the

|

Part I - Item 1A. Risk Factors
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
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the Financial Accounting Standards Board. Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations or financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

|

Part I - Item 1C. Cybersecurity

Item 1C.
CYBERSECURITY
The Hartford has implemented an information protection program with established governance routines for assessing and managing risks. The Hartford employs a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology Cybersecurity Framework, where controls are implemented throughout our environments to achieve the six categorical objectives of governance, identification, protection, detection, response and recovery.
Our 'defense in depth' program uses several methods to protect against intrusion by a bad actor, including such techniques as reputational filtering, anti-virus scans, intrusion prevention, multi-factor authentication, and account isolation among others. We also use numerous approaches to detect ransomware and other cyber attacks, including, among others, dark web searches, email sandboxing, endpoint detection, and intrusion detection. The Hartford continues to monitor and enhance its framework to respond to evolving cyber threats and regulations for data privacy, including the European Union General Data Protection Regulation, the California Consumer Privacy Act and the New York Department of Financial Services Cybersecurity Regulation.
We regularly assess our programs and control environment, leveraging externally conducted cyber tests and evaluations along with internally managed cyber risk assessments and testing. Additionally, the Company collaborates with industry associations, government authorities and external advisors to monitor the threat environment and to inform our security practices.
In connection with regular assessments of third-party service providers, our information protection team performs an assessment of each vendor’s information security practices and protocols, including its readiness to protect against and respond to cybersecurity breaches. Third-party service providers are categorized in tiers depending on the significance of their operations to the Company’s business processes and risk assessments for vendors in the highest tier are completed periodically. With respect to cyber, we have procedures to verify each service provider’s information security controls, and each vendor completes a cyber questionnaire that also addresses their resiliency in the event of an intrusion to their systems. We proactively communicate with suppliers to understand mitigation steps taken when major cyber exposures are identified.
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
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to the Board of Directors, primarily through the Audit Committee, which oversees controls for the Company's major risk exposures and has principal responsibility for oversight of cybersecurity risk, and the Finance, Investment and Risk Management Committee ("FIRMCo"), which oversees business risk related to cyber insurance products. The topics covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our cyber defenses.
The Audit Committee is provided with updates on technology and cybersecurity risks at least four times annually, including annual reviews of the Company's cybersecurity program and technology risks and controls, and bi-annual updates on operational risks (in spring and fall). Given its importance, the full Board of Directors is invited to attend the annual cybersecurity program update and time is reserved at each Audit Committee meeting for cybersecurity technology matters that warrant discussion between the standing sessions. In addition, Enterprise Risk Management provides FIRMCo an assessment of cyber insurance risk once per year. The Audit Committee, FIRMCo and the full Board of Directors are apprised of developments in the external environment and business strategies that present additional potential cyber risk exposure to the Company on an as-needed basis. As a result, cybersecurity and cyber risk are typically discussed more frequently than the annual minimum requirements.
The Company has established an Executive Privacy & Security Council ("EPSC") that meets semi-annually. The EPSC consists of a cross-functional senior leaders, including the Chief Information Officer ("CIO"), the Chief Information Security Officer ("CISO"), the Chief Risk Officer ("CRO"), the Chief Privacy Officer ("CPO") and General Counsel, among others. The EPSC receives a monthly written executive briefing on topics, and with metrics related to cybersecurity, including incident prevention, detection, mitigation and remediation. Quarterly, the Information Technology ("IT') Risk Council, made up of senior IT leaders, is also provided with an update of cybersecurity risks and preparedness. Various other meetings are held on cybersecurity topics periodically, including monthly business operating reviews, and meetings of the Enterprise Risk and Capital Committee ("ERCC") and executive leadership team.

|

Part I - Item 1C. Cybersecurity
Both the CIO and the CISO have expertise assessing and managing cybersecurity risks. The CIO has served in her current role since 2019 and served in similar technology leadership roles before her current role. She has nineteen years of executive leadership experience in the financial services industry and twenty-nine years of overall technology experience, during which time she has led large scale business transformation, delivered innovative technology strategies and has overseen and modernized complex technology portfolios.
The CISO has held several senior-level information technology roles in his twenty-six-year tenure with the Company and has served in his current role since 2021. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

Item 2.
PROPERTIES
As of December 31, 2024, The Hartford owned building space totaling approximately 1.8 million square feet consisting of its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area. In addition, we lease offices throughout North America, the United Kingdom and other overseas locations to house administrative, claims handling, sales and other business operations. As of December 31, 2024, The Hartford leased approximately 998 thousand square feet throughout the United States, 13 thousand square feet in London and 6 thousand square feet in other international branches. All of the properties owned or leased are used by one or more of the five reportable segments, or are used for corporate purposes, depending on the location. For more information on reportable segments, see Part I, Item 1, Business Reportable Segments and Corporate. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3.
LEGAL PROCEEDINGS
For a discussion regarding The Hartford’s legal proceedings, see the information contained under “Litigation” including “Run-off Asbestos and Environmental Claims” in Note 14 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

|

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.
MARKET FOR THE HARTFORD'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 20, 2025, the Company had approximately 7,485 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Repurchases of common stock by the Company during the quarter ended December 31, 2024 are set forth below. During the period from January 1, 2025 through February 20, 2025, the Company repurchased 2.2 million shares for $248.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2024
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
October 1, 2024 - October 31, 2024	1,507,644	$117.71	1,499,511	$3,373
November 1, 2024 - November 30, 2024	779,493	$117.75	758,991	$3,285
December 1, 2024 - December 31, 2024	1,176,909	$117.26	1,176,909	$3,148
Total	3,464,046	$117.57	3,435,411
[1]Includes 28,635 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $113.44 in employee tax withholding obligations related to net share settlements in the three months ended December 31, 2024.
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

Cumulative Five-Year Total Return
	Base Period

Company/Index	2019	2020	2021	2022	2023	2024
The Hartford Insurance Group, Inc.	$100	$83.08	$119.85	$134.61	$146.09	$202.42
S&P 500 Index	$100	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Insurance Composite Index	$100	$99.56	$131.54	$144.86	$158.28	$200.73

$250
$200
$150
$100
$50
$0
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024
The Hartford Insurance Group, Inc.
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
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part II, Item 7, MD&A in The Hartford’s 2023 Form 10-K Annual Report.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2024	2023	2022
Net income	$3,111	$2,504	$1,819
Preferred stock dividends	21	21	21
Net income available to common stockholders	3,090	2,483	1,798
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	56	152	626
Restructuring and other costs, before tax	2	6	13
Loss on extinguishment of debt, before tax	—	—	9
Integration and other non-recurring M&A costs, before tax	8	8	21
Change in deferred gain on retroactive reinsurance, before tax	(83)	194	229
Income tax expense (benefit) [1]	3	(76)	(200)
Core earnings	$3,076	$2,767	$2,496
[1] Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings.
Core Earnings Margin- The Hartford uses the non-GAAP measure core earnings margin to evaluate, and believes it is an important measure of, the Employee Benefits segment's operating performance. Core earnings margin is calculated by dividing core earnings by revenues, excluding buyouts and realized gains (losses). Net income margin, calculated by dividing net income by revenues, is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Employee Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses) as well as other items excluded in the calculation of core earnings. Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Employee Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Employee Benefits.
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
Expense Ratio- For Business Insurance and Personal Insurance is the ratio of underwriting expenses less fee income, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs ("DAC"), amortization of other intangible assets and insurance operating costs and other expenses, including certain centralized services costs and bad debt expense. DAC includes commissions, taxes, licenses and fees and other incremental direct underwriting expenses and are amortized over the policy term.
The expense ratio for Employee Benefits is expressed as the ratio of insurance operating costs and other expenses including amortization of intangibles and amortization of DAC, to premiums and other considerations, excluding buyout premiums.
The expense ratio for Business Insurance, Personal Insurance and Employee Benefits does not include integration and other transaction costs associated with an acquired business.
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
Underlying Loss and Loss Adjustment Expense Ratio- This non-GAAP financial measure is the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. The loss and loss adjustment expense ratio is the most directly comparable GAAP measure. Management believes that the underlying loss and loss adjustment expense ratio is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development ("PYD"). A reconciliation of the loss and loss adjustment expense ratio to the underlying loss and loss adjustment expense ratio is set forth in the Reportable Segment and Corporate Operating Summaries section within MD&A.
Loss Ratio, excluding Buyouts- Utilized for the Employee Benefits segment and is expressed as a ratio of benefits, losses and loss adjustment expenses, excluding those related to buyout premiums, to premiums and other considerations, excluding buyout premiums. Since Employee Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the profitability of the business as buyouts may distort the loss ratio. Buyout premiums represent takeover of open claim liabilities and other non-recurring premium amounts.
Net investment income excluding limited partnerships and other alternative investments- This non-GAAP measure is the amount of net investment income on a consolidated level earned from invested assets, excluding the net investment income related to limited partnerships and other alternative investments. The Company believes that net investment income excluding limited partnerships and other alternative instruments, provides investors with an important measure of the trend in investment earnings because it excludes the impact of the volatility in returns related to limited partnerships and other alternative instruments. Net investment income is the most directly comparable GAAP measure. A reconciliation of net investment income to net investment income excluding limited partnerships and other alternative investments - is set forth in the Investment Results section within MD&A.
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
Policies in-force- Represents the number of policies with coverage in effect as of the end of the period. The number of policies in-force is a growth measure used for Personal Insurance, small business, and middle market lines within middle & large business, and is affected by both new business growth and policy count retention.
Policyholder Dividend Ratio- The ratio of policyholder dividends to earned premium.
Premium Retention- For middle & large business, represents the ratio of prior period premiums that were successfully renewed divided by premiums associated with policies available for renewal in the current period. Premium retention excludes premium amounts from annual audits, renewal written price increases and changes in exposure, including amount of insurance. Premium retention statistics are subject to change from period to period based on a number of factors, including the effect of subsequent cancellations and non-renewals.

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
Renewal Earned Price Increase (Decrease)- Written premiums are earned over the policy term, which is six months for certain personal automobile business and twelve months for substantially all of the remainder of the Company’s P&C business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
Renewal Written Price Increase (Decrease)- For Business Insurance, represents the combined effect of rate changes, and individual risk pricing decisions per unit of exposure on policies that renewed and includes amount of insurance. For Personal Insurance, renewal written price increases represent the total change in premium per policy since the prior year on those policies that renewed and includes the combined effect of rate changes, amount of insurance and other changes in exposure. For Personal Insurance, other changes in exposure include, but are not limited to, the effect of changes in number of drivers, vehicles and incidents, as well as changes in customer policy elections, such as deductibles and limits. The rate component represents the change in rate impacting renewal policies as previously filed with and approved by state regulators during the period. Amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for automobiles, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals, and modifications made to better reflect ultimate pricing achieved.
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
Underlying Combined Ratio-This non-GAAP financial measure of underwriting results represents the combined ratio before catastrophes, prior accident year development and current accident year change in loss reserves upon acquisition of a business. Combined ratio is the most directly comparable GAAP measure. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year loss and loss adjustment expense reserve development. The changes to loss reserves upon acquisition of a business are excluded from underlying combined ratio because such changes could obscure the ability to compare results in periods after the acquisition to results of periods prior to the acquisition as such trends are valuable to our investors' ability to assess the Company's financial performance. A reconciliation of combined ratio to underlying combined ratio is set forth in the Results of Operations section within MD&A - Business Insurance and Personal Insurance.
Underwriting Gain (Loss)- The Hartford's management evaluates profitability of the Business and Personal Insurance segments primarily on the basis of underwriting gain or loss. Underwriting gain (loss) is a before tax non-GAAP measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of The Hartford's pricing. Underwriting profitability over time is also greatly influenced by The Hartford's underwriting discipline, as management strives to manage exposure to loss through favorable risk selection and diversification, effective management of claims, use of reinsurance and its ability to manage its expenses. The Hartford believes that underwriting gain (loss) provides investors with a valuable measure of profitability, before tax, derived from underwriting activities, which are managed separately from the Company's investing activities.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2024	2023	2022
Business Insurance
Net income	$2,349	$2,085	$1,624
Adjustments to reconcile net income to underwriting gain:
Net investment income	(1,714)	(1,532)	(1,415)
Net realized losses	73	156	385
Other expense	5	1	12
Income tax expense	576	502	426
Underwriting gain	$1,289	$1,212	$1,032
Personal Insurance
Net income (loss)	$208	$(39)	$91
Adjustments to reconcile net income (loss) to underwriting gain (loss):
Net investment income	(222)	(171)	(140)
Net realized losses	14	16	35
Net servicing and other income	(18)	(21)	(17)
Income tax expense (benefit)	49	(15)	22
Underwriting gain (loss)	$31	$(230)	$(9)
P&C Other Ops
Net loss	$(127)	$(130)	$(190)
Adjustments to reconcile net loss to underwriting loss:
Net investment income	(74)	(69)	(63)
Net realized losses	4	7	16
Other expense	4	—	—
Income tax benefit	(35)	(36)	(52)
Underwriting loss	$(228)	$(228)	$(289)
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
Traditional life and disability insurance type products, such as those sold by Employee Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums, together with net investment income earned, are used to pay the contractual obligations under these insurance contracts.
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
THE HARTFORD'S OPERATIONS
The Hartford conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category. The Company includes in the Corporate category capital raising activities (including equity financing, debt financing and related interest expense), purchase accounting adjustments related to goodwill, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, transaction expenses incurred in connection with an acquisition, certain M&A costs, and other expenses not allocated to the reportable segments. Corporate also includes investment management fees and expenses related to managing third-party assets.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, making reliable estimates of actual mortality and morbidity, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other insurance operating costs. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover insurance operating costs and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Insurance written premium is associated with our exclusive licensing agreement with AARP, which is effective through December 31, 2032. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand.
Similar to property and casualty, profitability of the Employee Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Employee Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees an average of three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for employee benefits business, particularly for LTD, are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Employee Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Employee Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, losses and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale ("AFS") securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities, asset-backed securities ("ABS") and collateralized loan obligations ("CLOs"). The Company also invests in commercial mortgage loans as well as limited partnerships and other alternative investments, which are private investments that are less liquid, but have the potential to generate higher returns. The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient net of tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2024 FINANCIAL HIGHLIGHTS

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $607 or 24%	Ý	Increased $2.38 or 30%	Ý	Increased $5.66 or 11%
+	The effect of higher earned premiums in P&C and Employee Benefits	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effect of share repurchases
+	Lower underlying loss and LAE ratio in Personal Insurance
+	Favorable P&C prior accident year reserve development in the 2024 period
+	Lower net realized losses
+	Lower group life loss ratio
-	Higher catastrophe losses in P&C
-	Higher expense ratio in P&C and Employee Benefits
-	Higher group disability and supplemental health loss ratios

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 1.7 points	Ý	Increased 0.2 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates	+	Lower underlying loss and LAE ratio in Personal Insurance	+	Improved group life loss ratio
				+	Lower net realized losses
-	Lower returns on limited partnerships and other alternative investments	+	Favorable prior accident year reserve development in the 2024 period	-	Higher expense ratio
				-	Higher loss ratio on paid family and medical leave and supplemental health products
		-	A slightly higher expense ratio in P&C
		-	Higher catastrophe losses in P&C

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Earned premiums	$22,567	$21,026	$19,390	7%	8%
Fee income	1,373	1,300	1,349	6%	(4%)
Net investment income	2,568	2,305	2,177	11%	6%
Net realized losses	(61)	(188)	(627)	68%	70%
Other revenues	88	84	73	5%	15%
Total revenues	26,535	24,527	22,362	8%	10%
Benefits, losses and loss adjustment expenses	14,874	14,238	13,138	4%	8%
Amortization of deferred policy acquisition costs ("DAC")	2,282	2,044	1,824	12%	12%
Insurance operating costs and other expenses	5,258	4,881	4,841	8%	1%
Interest expense	199	199	213	—%	(7%)
Amortization of other intangible assets	71	71	71	—%	—%
Restructuring and other costs	2	6	13	(67%)	(54%)
Total benefits, losses and expenses	22,686	21,439	20,100	6%	7%
Income before income taxes	3,849	3,088	2,262	25%	37%
Income tax expense	738	584	443	26%	32%
Net income	3,111	2,504	1,819	24%	38%
Preferred stock dividends	21	21	21	—%	—%
Net income available to common stockholders	$3,090	$2,483	$1,798	24%	38%
Year ended December 31, 2024 compared to year ended December 31, 2023
Net income available to common stockholders increased by $607, primarily driven by:
•An increase in P&C underwriting gain of $338, before tax, driven by the effect of earned premium growth, a lower underlying loss and LAE ratio in Personal Insurance, and a change from unfavorable to favorable prior accident year reserve development, partially offset by higher CAY catastrophe losses and a slightly higher expense ratio;
•Higher net investment income of $263, before tax, primarily driven by a higher level of invested assets and a higher yield on fixed maturities, partially offset by lower income from limited partnerships and other alternative investments;
•Lower net realized losses of $127, before tax; and
•In Employee Benefits, a lower group life loss ratio and the effect of higher fully insured ongoing premiums, partially offset by a higher expense ratio, a higher group disability loss ratio, and a higher loss ratio on supplemental health products.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
REVENUE
Earned Premiums
Earned premiums increased by $1,541 or 7% primarily due to:
•An increase in P&C reflecting a 9% increase in Business Insurance and a 12% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business, earned pricing increases, and higher insured exposures, principally in workers’ compensation and property lines.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Employee Benefits earned premium of 2% including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%.
Fee income increased primarily due to a $62 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve month period.

Net Investment Income
Net investment income increased primarily due to a higher level of invested assets and the impact of higher reinvestment rates, partially offset by a lower level of income on limited partnerships and other alternative investments.
Net realized losses improved primarily due to:
•Losses on credit derivatives in the 2023 period;
•Gains on transactional foreign currency revaluation in the 2024 period compared to losses in the 2023 period; and
•A favorable change in the ACL on mortgage loans and fewer net credit losses on fixed maturities, AFS.
These improvements were partially offset by:
•Greater net losses on sales of fixed maturities.
For further discussion of investment results, see MD&A - Investment Results, Net Investment Income and MD&A - Investment Results, Net Realized Gains (Losses).

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
BENEFITS, LOSSES AND EXPENSES
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $636, due to:
•An increase in Property & Casualty of $637, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $675, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–An increase in CAY catastrophe losses of $92, before tax. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions of the United States, as well as hurricanes and tropical storms primarily in the Southeast, South and Mid-Atlantic regions, and, to a lesser extent, from winter storms, primarily in the Pacific, Northeast, and South regions. Catastrophe losses in the 2023 period included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West Coasts.

Employee Benefits Losses and LAE Incurred
Partially offset by:
–A favorable change of $130, before tax, in P&C net prior accident year reserve development, with development in the 2024 period of a net favorable $120, before tax, and development in the 2023 period of a net unfavorable $10, before tax. Among other reserve changes, prior year reserve development included adverse development for A&E reserves of $203 and $194, before tax, in 2024 and 2023 respectively, of which $62 and $194, respectively, was ceded to NICO under the A&E ADC and accounted for as a deferred gain under retroactive reinsurance accounting. The 2024 period also included a benefit of $145 related to amortization of the Navigators ADC deferred gain.
Apart from the A&E reserve changes and the amortization of the Navigators ADC deferred gain, net favorable reserve development was $6 lower in 2024. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, personal automobile liability and physical damage, homeowners, professional liability and uncollectible reinsurance, partially offset by increases in reserves for general liability, commercial automobile liability, assumed reinsurance, and unallocated loss adjustment expense ("ULAE") reserves related to A&E reserves in P&C Other Operations. Favorable development in the 2023 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond and package, partially offset by increases in reserves for general liability, assumed reinsurance, personal automobile physical damage, and ULAE reserves related to A&E reserves in P&C Other Operations.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
For further discussion, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
•A slight decrease in Employee Benefits of $2, before tax, primarily driven by lower group life mortality, favorable long-term disability claim recoveries and incidence, and a favorable change in the long-term disability recovery rate assumption, offset by the effect of higher earned premiums and a higher loss ratio on paid family and medical leave products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Increased expense from higher staffing costs, including higher incentive compensation and benefits costs, and commissions, partly in response to increased business volume; and
•Higher direct marketing costs in Personal Insurance.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
INVESTMENT RESULTS

Composition of Invested Assets
	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$42,567	71.9%	$39,818	71.2%
Fixed maturities, at fair value using the fair value option ("FVO Securities")	308	0.5%	327	0.6%
Equity securities, at fair value	603	1.0%	864	1.5%
Mortgage loans (net of allowance for credit losses ("ACL") of $44 and $51)	6,396	10.8%	6,087	10.9%
Limited partnerships and other alternative investments	5,042	8.5%	4,785	8.6%
Other investments [1]	226	0.4%	191	0.3%
Short-term investments	4,068	6.9%	3,850	6.9%
Total investments	$59,210	100.0%	$55,922	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
December 31, 2024 compared to December 31, 2023
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds, high-quality residential mortgage-backed securities ("RMBS") and ABS, partially offset by net reductions to tax-exempt municipal bonds, U.S. Treasuries, and commercial mortgage-backed securities ("CMBS").

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2024		2023		2022
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,204	4.6%	$1,895	4.2%	$1,469	3.4%
Equity securities	35	5.3%	45	3.7%	57	3.0%
Mortgage loans	266	4.2%	235	3.9%	211	3.6%
Limited partnerships and other alternative investments	148	3.0%	212	4.8%	515	14.4%
Other [3]	14		9		5
Investment expense	(99)		(91)		(80)
Total net investment income	2,568	4.3%	2,305	4.1%	2,177	3.9%
Adjustment for net investment income from limited partnerships and other alternative investments	(148)	0.1%	(212)	(0.1)%	(515)	(0.7)%
Total net investment income excluding limited partnerships and other alternative investments	$2,420	4.4%	$2,093	4.0%	$1,662	3.2%
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
Year ended December 31, 2024 compared to the year ended December 31, 2023
Total net investment income increased primarily due to a higher level of invested assets and the impact of higher reinvestment rates, partially offset by a lower level of income on limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the year-ended December 31, 2024 was 5.9%, which was above the average yield of sales and maturities of 5.0% for the same period. Average reinvestment rate, on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the year-ended December 31, 2023 was 5.8%, which was above the average yield of sales and maturities of 4.4% for the same period.
For the 2025 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be marginally higher than the portfolio yield earned in 2024. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	For the years ended December 31,
(Before tax)	2024	2023	2022
Gross gains on sales of fixed maturities	$31	$30	$57
Gross losses on sales of fixed maturities	(198)	(149)	(315)
Equity securities [1]	73	78	(349)
Net credit losses on fixed maturities, AFS [2]	(2)	(14)	(18)
Change in ACL on mortgage loans [3]	3	(15)	(7)
Intent-to-sell impairments [2]	—	—	(6)
Other, net [4]	32	(118)	11
Net realized gains (losses)	$(61)	$(188)	$(627)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $68, $17, and $(108) for the years ended December 31, 2024, 2023, and 2022, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
[4]Includes gains (losses) on non-qualifying derivatives for the years ended December 31, 2024, 2023, and 2022 of $13, $(108), and $46, respectively, and gains (losses) from transactional foreign currency revaluation of $20, $(15), and $28, respectively.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2024
Gross gains and losses on sales were primarily due to sales of U.S. treasuries, corporate securities, tax-exempt municipals, and CMBS largely to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net gains primarily included gains of $20 on transactional foreign currency revaluation and gains of $8 on interest rate derivatives driven by changes in interest rates.
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
•employee benefit LTD reserves, net of reinsurance;
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2024

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$12,660	$—	$—	$12,660	42.7%
General liability	5,935	—	—	5,935	20.0%
Marine	343	—	—	343	1.2%
Package business [1]	2,590	—	—	2,590	8.7%
Commercial property	612	—	—	612	2.1%
Automobile liability	1,554	1,727	—	3,281	11.1%
Automobile physical damage	31	78	—	109	0.4%
Professional liability	1,577	—	—	1,577	5.3%
Bond	443	—	—	443	1.5%
Homeowners	—	403	—	403	1.4%
Asbestos and environmental	83	8	224	315	1.1%
Assumed reinsurance	758	—	71	829	2.8%
All other	157	4	393	554	1.9%
Total reserves-net	26,743	2,220	688	29,651	100.0%
Reinsurance and other recoverables	4,637	20	2,096	6,753
Total reserves-gross	$31,380	$2,240	$2,784	$36,404
[1]Business Insurance policy packages that include property and general liability coverages are generally referred to as the package line of business.
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2024

Property & Casualty Other Operations
$688
2%
Personal Insurance
$2,220
8%
Business Insurance
$26,743
90%

For descriptions of the coverages provided under the lines of business shown above, see Part I - Item1, Business.
Overview of Reserving for Property and Casualty Insurance Claims
It typically takes many months or years to pay claims incurred under a property and casualty insurance product; accordingly, the Company must establish reserves at the time the loss is incurred. Most of the Company’s policies provide for occurrence-based coverage where the loss is incurred when a claim event happens, like an automobile accident, house or building fire or injury to an employee under a workers’ compensation policy. Some of the Company's policies, mostly for directors and officers insurance and errors and omissions insurance, are claims-made policies where the loss is incurred in the period the claim event is reported to the Company even if the loss event itself occurred in an earlier period.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company by claimants to date (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. For most lines, Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported. For certain lines, total reserves are evaluated on a policy year basis and then converted to accident year. A policy year is the calendar year in which a policy incepts.
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Higher than expected inflation in claim costs, such as with medical care, hospital care, automobile parts, wages, and home and building repair, would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile-related claims, or a change in economic conditions can lead to more or fewer workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies, which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined or change the statutes of limitations for the filing of civil suits, resulting in greater claim frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, sexual molestation and sexual abuse and construction defects. Additionally, social inflationary pressures, such as increased litigation funding and aggressive tactics by plaintiff attorneys, can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims impacting both general liability and automobile claim frequency and severity.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures reinsurance recoverables with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $72 as of December 31, 2024, comprised of $30 related to Business Insurance, $1 related to Personal Insurance and $41 related to Property & Casualty Other Operations.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reserves are set by line of business within the operating segments. A single line of business may be written in more than one segment. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are homeowners, commercial property, marine property and automobile physical damage. The longest-tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid losses and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
Use of Actuarial Methods and Judgments- The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. New methods may be added for specific lines over time to inform these selections where appropriate. The reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates. Some reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for commercial property, homeowners, personal automobile, and most workers’ compensation lines. Other reserves, including commercial automobile, marine, package business, and most general liability and professional liability lines, are reviewed semi-annually. Certain additional reserves are also reviewed semi-annually or annually, including reserves for losses incurred in accident years older than twelve years for Personal Insurance and older than twenty years for Business Insurance, as well as reserves for bond, assumed reinsurance, latent exposures such as construction defects, and ULAE. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters and, if warranted, performs a reserve review to determine whether the reserve estimate should change.
An expected loss ratio ("ELR") is used in initially recording the reserves for both short-tail and long-tail lines of business. This ELR is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year gives weight to both the initial ELR multiplied by earned premium approach as well as a loss development approach, given early reported losses are more credible than in long tailed lines. For long-tailed lines, IBNR for the current accident year is initially recorded as the product of the ELR for the period and the earned premium for the period, less reported losses for the period.
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
Differences Between GAAP and Statutory Basis Reserves- As of December 31, 2024 and 2023, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately $1.5 billion lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on two adverse development cover reinsurance agreements that are recorded as a reduction of other liabilities under statutory accounting. For further discussion of these adverse development cover reinsurance agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. Excluding the effect of these retroactive reinsurance agreements, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis.
Reserving Methods by Line of Business- Apart from Run-off A&E, which is discussed in the following section on Property & Casualty Other Operations, below is a general discussion of which reserving methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), other methods than those described for the line of business may also be employed for a coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more weight will change.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are relatively fast-developing and paid and reported development techniques are used. These methods use historical data to generate paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency/severity techniques and methods that incorporate the initial expected loss ratio ("ELR"). The advantage of frequency/severity techniques is that frequency estimates are generally more stable and external information can be used to supplement internal data in estimating average severity. For personal automobile physical damage, the Company also considers gross loss, salvage and subrogation estimates to project net ultimate losses for recent accident periods.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and the initial ELR. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and the initial ELR for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, where there is more uncertainty and a higher percentage of open and unreported claims, putting some reliance on frequency/severity and initial expectations is prudent. The Company supplements these standard actuarial methods with a comprehensive review of claims diagnostics such as attorney representation, litigation, settlement rates, large loss impacts, and case reserve adequacy. Through reviewing the standard actuarial methods and claims diagnostics, a loss estimate can be calculated that considers these results and the age of the accident year that is being estimated.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate ELR, reported loss development, paid loss development, and frequency/severity.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically supplements the ELR method and paid and reported development methods with others such as individual claim reviews and frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the ELR and paid and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and shifting more weight onto paid and reported development methods as an accident year matures. The Company also uses various frequency/severity methods aimed at capturing large loss development and in some bond lines individual claim reviews are used.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by ELR methods for recent accident years and then, as an accident year matures, shifting first to Bornhuetter-Ferguson and frequency/severity methods, then to paid and reported development methods, and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, and outlier claims.
Marine	For marine liability, the Company generally relies on the ELR, Bornhuetter-Ferguson, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and then shifts towards Bornhuetter-Ferguson and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on Bornhuetter-Ferguson methods for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as ELR, Bornhuetter-Ferguson and reported development techniques are applied. These methods are informed by underlying treaty analyses supporting the ELRs, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses ("ULAE")	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on a claim projection method that applies an expected claim handling cost per unit to projected claims, leveraging the anticipated claim closure pattern and the ratio of paid ULAE to paid loss applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.
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
For a discussion of changes to reserve estimates recorded in 2024, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
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
General liability- Within Business Insurance and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty around how cases will settle. In particular, the Company has exposure to bodily injury claims that arise from long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, per-and polyfluoroalkyl substances ("PFAS"), CTE exposures and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations relating to sexual molestation and sexual abuse. For information related to the Company's settlement agreement with the Boy Scouts of America ("BSA"), see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. The Company also monitors the effects of social inflation and the impact of increased litigation funding and aggressive trial tactics by plaintiff attorneys that can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Additionally, uncertainty in estimated claim severity causes reserve variability, including the effect of changes in internal claim handling and case reserving practices.
Workers’ compensation- Included in both small business and middle & large business, workers’ compensation is the Company’s single biggest line of business, and the property and casualty line of business with the longest pattern of loss emergence. To the extent that patterns in the frequency of settlement payments deviate from historical patterns, loss reserve estimates would be less reliable. Medical costs make up approximately 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, changes in the economic environment could reduce the ability of an injured worker to return to work and thus lengthen the time a worker receives disability benefits. In national accounts, reserves for large deductible workers’ compensation insurance require estimating losses attributable to the deductible amount that will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company is contractually liable.
Commercial automobile- Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment, including but not limited to the impacts of social inflation mentioned in the general liability section above and many of the same drivers detailed in the personal automobile section below.
Directors and officers insurance- Uncertainty regarding the number and severity of security class action suits can result in reserve volatility for directors and officers insurance claims. Additionally, the Company’s exposure to losses under directors and officers insurance policies, both domestically and internationally, is primarily in excess layers, making estimates of loss more complex.
Personal automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are affected by changes in internal claim handling and case reserving practices as well as by changes in the external environment, such as due to inflation in labor and materials because of supply chain disruptions affecting repair costs. Severity trends can also be impacted by social inflation whereby increased litigation funding and aggressive trial tactics by plaintiff attorneys can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Severity trends have increased in recent accident years, in part driven by more expensive parts associated with new automobile

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
Catastrophes- Within Business Insurance and Personal Insurance, the Company is exposed to losses from catastrophe events, primarily for damage to property. Reserves for hurricanes, tropical storms, tornado/hail, wildfires, earthquakes and other catastrophe events are subject to significant uncertainty about the number and average severity of claims arising from those events, particularly in cases where the event occurs near the end of a financial reporting period when there is limited information about the extent of damages. For example, after a catastrophe event, it may take a period of time before we are able to access the impacted areas limiting the ability of our claims adjusting staff to inspect losses, make estimates and determine the damages that are covered by the policy. To estimate catastrophe losses, we consider information from claim notices received to date, third party data, visual images of the affected area where we have exposures and our own historical experience of loss reporting patterns for similar events.
Impact of Key Assumptions on Reserves
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions, and data elements within its reserve estimation. The Company does not use statistical loss distributions or confidence levels in the process of determining its reserve estimate and, as a result, does not disclose reserve ranges.
Across most lines of business, the most important reserve assumptions are future loss development factors applied to paid or reported losses to date. The trend in loss cost frequency and severity is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.
The following discussion discloses possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. For automobile liability lines in both Personal Insurance and Business Insurance, the key indicator is the annual loss cost trend, particularly the severity trend component of loss costs. For workers’ compensation and general liability, loss development patterns are a key indicator, particularly for more mature accident years. For workers’ compensation, paid loss development patterns have been impacted by medical cost inflation and other changes in loss cost trends. For general liability, incurred loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., PFAS claims) and a shift in the mixture between smaller, more routine claims and larger, more complex claims.
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

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2024	Estimated Range of Potential Reserve Development
Personal Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.7 billion	+/- $90
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.6 billion	+/- $50
Workers' Compensation	2% change in paid loss development patterns	$12.7 billion	+/- $400
General Liability	8% change in reported loss development patterns	$5.9 billion	+/- $700

|

Table of Contents	Index to MD&A
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
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2024 represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations or liquidity.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2024

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	7,186	2,351	—	9,537
Current accident year ("CAY") catastrophes	486	282	—	768
Prior accident year development ("PYD")	(231)	(108)	219	(120)
Total provision for unpaid losses and loss adjustment expenses	7,441	2,525	219	10,185
Change in deferred gain on retroactive reinsurance included in the provision for the period but reflected in other liabilities	145	—	(62)	83
Payments	(5,400)	(2,345)	(195)	(7,940)
Foreign currency adjustment	(25)	—	—	(25)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Reinsurance and other recoverables	4,637	20	2,096	6,753
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Earned premiums and fee income	$12,764	$3,486
Loss and loss adjustment expense paid ratio [1]	42.3	67.3
Loss and loss adjustment expense ratio	58.5	73.1
Prior accident year development (pts) [2]	(1.8)	(3.1)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2024, Net of Reinsurance
	Business Insurance	Personal Insurance	Total
Wind and hail	$210	$190	$400
Winter storms	52	18	70
Hurricanes and tropical storms [1]	136	64	200
Wildfires	1	10	11
Other international	1	—	1
Catastrophes before assumed reinsurance	400	282	682
Global assumed reinsurance business [2]	86	—	86
Total catastrophe losses	$486	$282	$768
[1]Includes losses from Hurricane Helene of $121, net of reinsurance, including $20 of hurricane losses in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(258)	$—	$—	$(258)
Workers’ compensation discount accretion	44	—	—	44
General liability	211	—	—	211
Marine	(1)	—	—	(1)
Package business	(6)	—	—	(6)
Commercial property	(7)	—	—	(7)
Professional liability	(27)	—	—	(27)
Bond	(56)	—	—	(56)
Assumed reinsurance	24	—	—	24
Automobile liability	47	(30)	—	17
Homeowners	—	(28)	—	(28)
Net asbestos and environmental reserves [1]	—	—	141	141
Catastrophes	(67)	(20)	—	(87)
Uncollectible reinsurance	(7)	—	(12)	(19)
Other reserve re-estimates, net [2]	17	(30)	28	15
Prior accident year development before change in deferred gain	(86)	(108)	157	(37)
Change in deferred gain on retroactive reinsurance included in other liabilities [1][3]	(145)	—	62	(83)
Total prior accident year development	$(231)	$(108)	$219	$(120)
[1]The 2024 A&E reserve review resulted in an increase in reserves before ADC reinsurance of $203, for which $62 was recorded as a deferred gain on retroactive reinsurance.
[2]Other reserve re-estimates for the year ended December 31, 2024 includes a $32 decrease in personal automobile physical damage reserves.
[3] The change in deferred gain on retroactive reinsurance for the year ended December 31, 2024, included a benefit for amortization of the Navigators ADC deferred gain of $145.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2023

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Reinsurance and other recoverables	4,574	28	1,863	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	6,575	2,287	—	8,862
Current accident year catastrophes	436	240	—	676
Prior accident year development	(225)	11	224	10
Total provision for unpaid losses and loss adjustment expenses	6,786	2,538	224	9,548
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	(194)	(194)
Payments [1]	(6,101)	(2,327)	(214)	(8,642)
Foreign currency adjustment	18	—	—	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Reinsurance and other recoverables	4,599	28	2,069	6,696
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Earned premiums and fee income	$11,682	$3,117
Loss and loss adjustment expense paid ratio [2]	52.2	74.7
Loss and loss adjustment expense ratio	58.3	82.2
Prior accident year development (pts) [3]	(1.9)	0.4
[1]Includes the $787 settlement paid to the BSA on April 20, 2023. For further information, see "Settlement Agreement with Boy Scouts of America" in Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[3]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2023, Net of Reinsurance
	Business Insurance	Personal Insurance	Total
Wind and hail	$278	$214	$492
Winter storms	68	15	83
Hurricanes and tropical storms	10	3	13
Wildfires	3	8	11
Other international	6	—	6
Catastrophes before assumed reinsurance	365	240	605
Global assumed reinsurance business [1]	71	—	71
Total catastrophe losses	$436	$240	$676
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2023
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(236)	$—	$—	$(236)
Workers’ compensation discount accretion	42	—	—	42
General liability	41	—	—	41
Marine	(2)	—	—	(2)
Package business	(24)	—	—	(24)
Commercial property	(7)	—	—	(7)
Professional liability	(2)	—	—	(2)
Bond	(27)	—	—	(27)
Assumed reinsurance	34	—	—	34
Automobile liability	20	—	—	20
Homeowners	—	(6)	—	(6)
Net asbestos and environmental reserves [1]	—	—	—	—
Catastrophes	(83)	(4)	—	(87)
Uncollectible reinsurance	7	1	5	13
Other reserve re-estimates, net [2]	12	20	25	57
Prior accident year development before change in deferred gain	(225)	11	30	(184)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	—	194	194
Total prior accident year development	$(225)	$11	$224	$10
[1]The year ended December 31, 2023 included $194 of adverse development on net asbestos and environmental reserves that was ceded to NICO but for which the Company recorded a deferred gain on retroactive reinsurance.
[2]Other reserve re-estimates for the year ended December 31, 2023 includes a $22 increase in personal automobile physical damage reserves.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2022

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$26,906	$1,844	$2,699	$31,449
Reinsurance and other recoverables	4,480	37	1,564	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	22,426	1,807	1,135	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,959	1,969	—	7,928
Current accident year catastrophes	441	208	—	649
Prior accident year development [1]	(231)	(13)	280	36
Total provision for unpaid losses and loss adjustment expenses	6,169	2,164	280	8,613
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	(229)	(229)
Payments	(4,684)	(2,142)	(276)	(7,102)
Foreign currency adjustment	(32)	—	—	(32)
Ending liabilities for unpaid losses and loss adjustment expenses, net	23,879	1,829	910	26,618
Reinsurance and other recoverables	4,574	28	1,863	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$28,453	$1,857	$2,773	$33,083
Earned premiums and fee income	$10,610	$2,979
Loss and loss adjustment expense paid ratio [1]	44.1	71.9
Loss and loss adjustment expense ratio	58.4	73.4
Prior accident year development (pts) [2]	(2.2)	(0.4)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2022, Net of Reinsurance
	Business Insurance	Personal Insurance	Total
Wind and hail	$107	$104	$211
Winter storms [1]	163	21	184
Hurricanes and Tropical Storms [2]	74	80	154
Wildfires	—	3	3
Ukraine conflict [3]	23	—	23
Other international	1	—	1
Catastrophes before assumed reinsurance	368	208	576
Global assumed reinsurance business [1] [2] [3]	73	—	73
Total catastrophe losses	$441	$208	$649
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2022
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(204)	$—	$—	$(204)
Workers’ compensation discount accretion	36	—	—	36
General liability	25	—	31	56
Marine	2	—	—	2
Package business	(39)	—	—	(39)
Commercial property	(11)	—	—	(11)
Professional liability	(11)	—	—	(11)
Bond	(32)	—	—	(32)
Assumed reinsurance	19	—	—	19
Automobile liability	38	(14)	—	24
Homeowners	—	(1)	—	(1)
Net asbestos and environmental reserves [1]	—	—	—	—
Catastrophes	(60)	(2)	—	(62)
Uncollectible reinsurance	(1)	(2)	6	3
Other reserve re-estimates, net	7	6	14	27
Prior accident year development before change in deferred gain	(231)	(13)	51	(193)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	—	—	229	229
Total prior accident year development	$(231)	$(13)	$280	$36
[1]The year ended December 31, 2022 included $229 of adverse development on net asbestos and environmental reserves that was ceded to NICO but for which the Company recorded a deferred gain on retroactive reinsurance.
For discussion of the factors contributing to unfavorable (favorable) for the prior accident year reserve development 2024, 2023, and 2022 periods, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

|PROPERTY & CASUALTY OTHER OPERATIONS
Net reserves and reserve activity in Property & Casualty Other Operations are categorized and reported as asbestos, environmental, and “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for lead paint, silica, pharmaceutical products, head injuries, sexual molestation and sexual abuse and other long-tail liabilities. In addition to various insurance and assumed reinsurance exposures, "all other" includes unallocated loss adjustment expense reserves. "All other" also includes the Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, net reserves for the related cause of loss (including asbestos, environmental or all other) are increased for the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement.
Asbestos and Environmental Reserves
The vast majority of the Company's exposure to A&E relates to policy coverages provided prior to 1986 and is reported within the P&C Other Operations segment (“Run-off A&E”). In addition, since 1986 the Company has written A&E exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Business Insurance and Personal Insurance segments, respectively.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2024

	Asbestos	Environmental	Total Run-off A&E
Gross
Direct	$1,415	$372	$1,787
Assumed Reinsurance	444	65	509
Total	1,859	437	2,296
Ceded- other than NICO	(474)	(60)	(534)
Total net reserves, before ceded losses to NICO and intersegment balances	$1,385	$377	1,762
Ceded - NICO A&E ADC "Run-off" and intersegment balances [1]			(1,538)
Net			$224
[1]Including $1,538 of ceded losses for Run-off A&E and a $38 reduction in ceded losses for Business Insurance and Personal Insurance, cumulative net incurred losses of $1,500 have been ceded to NICO under an adverse development cover reinsurance agreement. See the section that follows entitled A&E Adverse Development Cover for additional information.
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental	Total Run-off A&E
2024
Beginning net reserves before reinsurance recoverable from NICO	$1,337	$387	$1,724
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	167	36	203
Losses and loss adjustment expenses paid	(120)	(49)	(169)
Reclassification of allowance for uncollectible reinsurance [1]	1	3	4
Ending net reserves before reinsurance recoverable from NICO and intersegment balances	$1,385	$377	1,762
Reinsurance recoverable from NICO A&E ADC and intersegment balances			(1,538)
Ending net reserves			$224
2023
Beginning net reserves before reinsurance recoverable from NICO	$1,298	$374	$1,672
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	156	38	194
Losses and loss adjustment expenses paid	(120)	(25)	(145)
Reclassification of allowance for uncollectible reinsurance [1]	3	—	3
Ending net reserves before reinsurance recoverable from NICO and intersegment balances	$1,337	$387	1,724
Reinsurance recoverable from NICO A&E ADC and intersegment balances			(1,476)
Ending net reserves			$248
2022
Beginning net reserves before reinsurance recoverable from NICO	$1,263	$394	$1,657
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	161	68	229
Losses and loss adjustment expenses paid	(128)	(89)	(217)
Reclassification of allowance for uncollectible reinsurance [1]	2	1	3
Ending net reserves before reinsurance recoverable from NICO and intersegment balances	$1,298	$374	1,672
Reinsurance recoverable from NICO A&E ADC and intersegment balances			(1,282)
Ending liability — net			$390
[1]Related to the reclassification of an allowance for uncollectible reinsurance from the "all other" category of P&C Other Operations reserves.
A&E Adverse Development Cover
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO to reduce uncertainty about potential adverse development. Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion, including both Run-off A&E and A&E reserves in Business Insurance and
Personal Insurance. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covered substantially all the Company’s A&E reserve development up to the reinsurance limit, which as of December 31, 2024, has been exhausted.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2024, the Company has exhausted the treaty limit and incurred a cumulative $1.5 billion in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, including $1,538 for Run-off A&E reserves, partially offset by a $38 reduction for A&E reserves in Business Insurance and Personal Insurance. As such, no remaining coverage is available for any future adverse net reserve development, which may be significant. The Company has recorded a $850 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1.5 billion and ceded premium paid of $650. Recoveries from NICO will be collected once the Company has paid cumulative losses in excess of the $1.7 billion attachment point. The deferred gain will be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e., survive) if future annual payments were consistent with the calculated historical average.
Since December 31, 2016, asbestos and environmental net reserves have been declining since all adverse development has been ceded to NICO, up to the limit of $1.5 billion, and the deferred gain on retroactive reinsurance has been recorded within other liabilities rather than in net loss and loss adjustment expense reserves. Recoveries from NICO will not be collected until the Company has cumulative loss payments of more than the attachment point of $1.7 billion, which was based on the carrying value of net reserves as of December 31, 2016. Accordingly, the payment of losses without any current collection of recoveries from NICO has reduced the Company’s net loss reserves which decreases the net survival ratios such that, unadjusted, the net survival ratios would not be representative of the true number of years of average loss payments covered by the reserves. Therefore, the net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	11.5	7.7
Three year net survival ratio	11.3	6.9
One year gross survival ratio	11.7	5.8
Three year gross survival ratio	11.4	6.4
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental		Total A&E
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2024
Gross	$159	$206	$75	$49	$234	$255
Ceded- other than NICO	(39)	(39)	(26)	(13)	(65)	(52)
Net - Gross of ADC	$120	$167	$49	$36	169	203
Ceded - NICO A&E ADC					—	(62)
Net					$169	$141
2023
Gross	$171	$206	$24	$49	$195	$255
Ceded- other than NICO	(51)	(50)	1	(11)	(50)	(61)
Net - Gross of ADC	$120	$156	$25	$38	145	194
Ceded - NICO A&E ADC					—	(194)
Net					$145	$—
2022
Gross	$160	$227	$106	$80	$266	$307
Ceded- other than NICO	(32)	(66)	(17)	(12)	(49)	(78)
Net - Gross of ADC	$128	$161	$89	$68	217	229
Ceded - NICO A&E ADC					—	(229)
Net					$217	$—

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Business Insurance and Personal Insurance. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of 2024, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.
2024 comprehensive annual reviews
As a result of the 2024 fourth quarter review, the Company increased asbestos reserves before NICO reinsurance by $167 in P&C Other Operations, primarily driven by higher-than-expected frequency, higher settlement values for certain accounts, an increase in the Company’s share of liability due to insolvencies and cost sharing agreements and an increase in claim settlement rates.

As a result of the 2024 fourth quarter review, the Company increased environmental reserves before NICO reinsurance by $36 in P&C Other Operations, primarily due to higher severity on recently emerged accounts, higher environmental site cleanup and monitoring costs, and higher legal expenses.
The total $203 increase in asbestos and environmental reserves was charged to earnings in 2024 within P&C Other Operations, which includes $62 that was ceded to the NICO ADC and recorded as a deferred gain under retroactive reinsurance accounting. As of December 31, 2024, the Company has ceded the cumulative treaty limit of $1.5 billion and as such, any future adverse development will be charged to earnings.
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
For information regarding the 2022 comprehensive annual review, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2023 Form 10-K Annual Report.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $16, $30 and $51, respectively for calendar years 2024, 2023 and 2022. Included in the 2024 adverse reserve development was an increase in ULAE reserves, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. In performing its assessment, the Company evaluates the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of 2024, 2023, and 2022 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $41, $53 and $56, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2024

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2024	(1.3%) - 0.4%	(20.5%) - 8.3%	0.9% - 21.6%	(1.9%) - 2.4%
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
|EMPLOYEE BENEFIT LTD RESERVES, NET OF REINSURANCE
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,609 and $6,619 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2024 and 2023, respectively.
Reserving Methodology
How Reserves are Set - A Disabled Life Reserve ("DLR") is calculated for each LTD claim. The DLR for each claim is the expected present value of all future benefit payments starting with the known monthly gross benefit which is reduced for estimates of the expected claim recovery due to return to work or claimant death, offsets from other income including offsets from Social Security benefits, and discounting, where the discount rate is tied to expected investment yield at the time the claim is incurred. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability. In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
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
Impact of Key Assumptions on Reserves
The key assumptions affecting long-term disability, which is the largest reserve within Employee Benefits, include:
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rate on LTD reserves was 3.3% and 3.2% in 2024 and 2023, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $30, before tax, as of December 31, 2024.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 7% below to 7% above current assumptions over that time period. For a single recent incurral year (such as 2024), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $13. For all incurral years combined, as of December 31, 2024, a one percent decrease in our assumption for our LTD claim termination rates would increase our Employee Benefits unpaid losses and loss adjustment expense reserves by $29.
Current Trends Contributing to Reserve Uncertainty
We have observed delays in the Social Security Administration’s processing of disability claims, which reduces or slows down the recognition of offsets to claimant benefits. If we have a downturn in the economy and/or in employment levels, we could experience an increase in claim incidence on long-term disability claims.
By investing in fixed income securities of similar duration to our liabilities, we hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies given average three year rate guarantees. Our weighted average discount rate assumption for the 2024 incurral year is up from that of the 2023 incurral year.
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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units to which goodwill has been allocated consist of Business Insurance, Personal Insurance, Employee Benefits and Hartford Funds.
The annual goodwill assessment for the reporting units was completed as of October 31, 2024, and resulted in no write-downs of goodwill for the year ended December 31, 2024. All reporting units passed the annual impairment test with a significant margin. For information on goodwill see Note 9 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Evaluation of Credit Losses on Fixed Maturities, AFS and ACL on Mortgage Loans
Each quarter, a committee of investment and accounting professionals evaluates investments to determine if a credit loss is present for fixed maturities, AFS or an ACL is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of credit losses recorded, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments and ACL on Mortgage Loans sections within the Investment Portfolio Risks section of the MD&A.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT AND CORPORATE OPERATING SUMMARIES

|BUSINESS INSURANCE - RESULTS OF OPERATIONS
Underwriting Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Written premiums	$13,351	$12,279	$11,158	9%	10%
Change in unearned premium reserve	630	638	587	(1%)	9%
Earned premiums	12,721	11,641	10,571	9%	10%
Fee income	43	41	39	5%	5%
Losses and loss adjustment expenses
Current accident year before catastrophes	7,186	6,575	5,959	9%	10%
Current accident year catastrophes [1]	486	436	441	11%	(1%)
Prior accident year development [1]	(231)	(225)	(231)	(3%)	3%
Total losses and loss adjustment expenses	7,441	6,786	6,169	10%	10%
Amortization of DAC	1,993	1,779	1,563	12%	14%
Insurance operating costs	1,973	1,837	1,788	7%	3%
Amortization of other intangible assets	29	29	29	—%	—%
Dividends to policyholders	39	39	29	—%	34%
Underwriting gain	1,289	1,212	1,032	6%	17%
Net investment income [2]	1,714	1,532	1,415	12%	8%
Net realized losses [2]	(73)	(156)	(385)	53%	59%
Other income (expense) [3]	(5)	(1)	(12)	NM	92%
Income before income taxes	2,925	2,587	2,050	13%	26%
Income tax expense [4]	576	502	426	15%	18%
Net income	$2,349	$2,085	$1,624	13%	28%
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
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2024	2023	2022
Small Business:
Net new business premium	$1,101	$915	$768
Policy count retention	84%	85%	86%
Renewal written price increases	6.4%	4.6%	3.8%
Renewal earned price increases	6.1%	4.3%	3.5%
Policies in-force as of end of period (in thousands)	1,570	1,492	1,421
Middle Market [1]:
Net new business premium	$717	$617	$531
Premium retention	84%	83%	83%
Renewal written price increases	6.9%	7.2%	5.6%
Renewal earned price increases	7.5%	6.5%	5.7%
Global Specialty:
Global specialty gross new business premium [2]	$944	$883	$825
Renewal written price increases [3]	5.8%	4.4%	5.9%
Renewal earned price increases [3]	5.9%	5.4%	9.3%
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
Underwriting Ratios

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Loss and loss adjustment expense ratio	58.5	58.3	58.4	0.2	(0.1)
Expense ratio	31.1	31.0	31.6	0.1	(0.6)
Policyholder dividend ratio	0.3	0.3	0.3	—	—
Combined ratio	89.9	89.6	90.2	0.3	(0.6)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(2.0)	(1.8)	(2.0)	(0.2)	0.2
Underlying combined ratio	87.9	87.8	88.3	0.1	(0.5)

Underlying loss and loss adjustment expense ratio	56.5	56.5	56.4	—	0.1
Current accident year catastrophes	3.8	3.7	4.2	0.1	(0.5)
Prior accident year development	(1.8)	(1.9)	(2.2)	0.1	0.3
Total loss and loss adjustment expense ratio	58.5	58.3	58.4	0.2	(0.1)

Loss and loss adjustment expense ratio	58.5	58.3	58.4	0.2	(0.1)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(2.0)	(1.8)	(2.0)	(0.2)	0.2
Underlying loss and loss adjustment expense ratio	56.5	56.5	56.4	—	0.1

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net income increased primarily due to higher net investment income, lower net realized losses and a higher underwriting gain. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Year ended December 31, 2024 compared to the year ended December 31, 2023
Underwriting gain increased due to the effect of earned premium growth and slightly higher favorable prior accident year development, including $145 of a benefit for amortization of a deferred gain on the Navigators ADC in the current year period.
Expense ratio increased modestly as higher staffing costs, including higher incentive compensation and benefits costs, and higher commissions were largely offset by the impact of higher earned premium.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other of $46, $52 and $57 for 2022, 2023 and 2024, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $46, $52 and $58 for the year ended December 31, 2022, 2023 and 2024, respectively, is included in the total.

Year ended December 31, 2024 compared to the year ended December 31, 2023
Earned premiums increased in 2024 due to written premium increases over the prior twelve months, including the effect of higher insured exposures, principally in workers’ compensation and property lines.
Written premiums increased in 2024 driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines of business, including package business, excess and surplus and automobile.
•Middle & large business written premium increased driven by double-digit new business growth, renewal written price increases in all lines and higher insured exposures. Written premium grew in nearly all lines across industry verticals, specialty markets, general industries and large property.
•Global specialty written premium increased driven by written price increases across almost all lines as well as an increase in gross new business, primarily in U.S. and international casualty insurance lines. Written premiums also grew in global reinsurance, primarily in property and liability.
Renewal written price increases were recognized in most lines other than directors and officers ("D&O").
•In small business, renewal written price increases were higher in 2024, with accelerating double-digit price increases in package business and automobile and moderating double-digit price increases in excess and surplus lines. Workers' compensation pricing was slightly positive and consistent with 2023.
•In middle market, renewal written price increases were generally flat to 2023, with high single-digit to low double-digit price increases in most lines other than workers’ compensation, which was slightly positive. Property pricing has moderated from elevated levels in 2023 while automobile pricing has accelerated.
•In global specialty, U.S. price increases were higher than prior year levels and we achieved mid single-digit renewal written price increases overall, with high single to low double-digit increases in marine, casualty and auto lines. D&O pricing continues to be negative, but to a lesser extent than the prior year.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and LAE Ratio
Year ended December 31, 2024 compared to the year ended December 31, 2023
Underlying Loss and LAE ratio was flat in 2024 as a higher general liability loss ratio was offset by lower net non-catastrophe property losses.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2024 compared to the year ended December 31, 2023
Current accident year catastrophe losses for 2024 included losses from tornado, wind and hail events across several regions of the United States, as well as hurricanes and tropical storms primarily in the Southeast and South regions, and, to a lesser extent, winter storms mainly in the Pacific, Northeast and South regions.
Current accident year catastrophe losses for 2023 included losses from tornado, wind and hail events across several regions of the United States, and losses from winter storms along the East and West coasts.
Prior accident year development was net favorable for 2024 and included reserve decreases for workers' compensation, catastrophes, bond and professional liability, partially offset by reserve increases for general liability, automobile liability and assumed reinsurance. Also included is a benefit of $145 related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to the Consolidated Financial Statements.
Prior accident year development was net favorable for 2023 and included reserve decreases for workers' compensation, catastrophes, bond and package business, partially offset by reserve increases for general liability, assumed reinsurance and automobile liability.
2025 Outlook
In 2025, the Company expects written premium growth to arise from new business, including from expanding addressable markets and distribution, and increases in written pricing in nearly all lines of business. While we anticipate slight, pricing-related headwinds in workers’ compensation margins in 2025, we expect to generate earned pricing in excess of loss trends in the remainder of Business Insurance.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

| PERSONAL INSURANCE - RESULTS OF OPERATIONS
Underwriting Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Written premiums	$3,598	$3,198	$2,961	13%	8%
Change in unearned premium reserve	145	111	12	31%	NM
Earned premiums	3,453	3,087	2,949	12%	5%
Fee income	33	30	30	10%	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,351	2,287	1,969	3%	16%
Current accident year catastrophes [1]	282	240	208	18%	15%
Prior accident year development [1]	(108)	11	(13)	NM	NM
Total losses and loss adjustment expenses	2,525	2,538	2,164	(1%)	17%
Amortization of DAC	255	231	228	10%	1%
Insurance operating costs	673	576	594	17%	(3%)
Amortization of other intangible assets	2	2	2	—%	—%
Underwriting gain (loss)	31	(230)	(9)	NM	NM
Net investment income [2]	222	171	140	30%	22%
Net realized losses [2]	(14)	(16)	(35)	13%	54%
Net servicing and other income (expense) [3]	18	21	17	(14%)	24%
Income (loss) before income taxes	257	(54)	113	NM	NM
Income tax expense (benefit) [4]	49	(15)	22	NM	NM
Net income (loss)	$208	$(39)	$91	NM	NM
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes servicing revenues of $85, $81, and $73 for 2024, 2023, and 2022, respectively and includes servicing expenses of $66, $60, and $55 for 2024, 2023, and 2022, respectively.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Product Line
Automobile	$2,456	$2,213	$2,020	11%	10%
Homeowners	1,142	985	941	16%	5%
Total	$3,598	$3,198	$2,961	13%	8%
Earned Premiums
Product Line
Automobile	$2,401	$2,134	$2,025	13%	5%
Homeowners	1,052	953	924	10%	3%
Total	$3,453	$3,087	$2,949	12%	5%

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2024	2023	2022
Policies in-force end of period (in thousands)
Automobile	1,171	1,257	1,323
Homeowners	712	704	740
New business written premium
Automobile	$314	$224	$227
Homeowners	$200	$93	$74
Policy count retention
Automobile	83%	85%	84%
Homeowners	84%	84%	84%
Effective policy count retention
Automobile	80%	83%	86%
Homeowners	83%	84%	85%
Renewal written price increase
Automobile	22.1%	16.3%	4.5%
Homeowners	14.8%	14.2%	10.7%
Renewal earned price increase
Automobile	21.4%	10.5%	3.2%
Homeowners	14.7%	12.9%	8.9%

Underwriting Ratios

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Loss and loss adjustment expense ratio	73.1	82.2	73.4	(9.1)	8.8
Expense Ratio	26.0	25.2	26.9	0.8	(1.7)
Combined Ratio	99.1	107.5	100.3	(8.4)	7.2
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(5.1)	(8.2)	(6.7)	3.1	(1.5)
Underlying combined ratio	94.1	99.3	93.7	(5.2)	5.6

Underlying loss and loss adjustment expense ratio	68.1	74.1	66.8	(6.0)	7.3
Current accident year catastrophes	8.2	7.8	7.1	0.4	0.7
Prior accident year development	(3.1)	0.4	(0.4)	(3.5)	0.8
Total loss and loss adjustment expense ratio	73.1	82.2	73.4	(9.1)	8.8

Loss and loss adjustment expense ratio	73.1	82.2	73.4	(9.1)	8.8
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(5.1)	(8.2)	(6.7)	3.1	(1.5)
Underlying loss and loss adjustment expense ratio	68.1	74.1	66.8	(6.0)	7.3

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Automobile
Combined ratio	103.3	112.8	104.1	(9.5)	8.7
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(2.6)	(1.8)	(3.5)	(0.8)	1.7
Prior accident year development	2.8	(1.1)	0.7	3.9	(1.8)
Underlying combined ratio	103.4	109.8	101.3	(6.4)	8.5

Homeowners
Combined ratio	90.1	96.4	92.2	(6.3)	4.2
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(20.9)	(21.1)	(14.9)	0.2	(6.2)
Prior accident year development	3.5	0.6	(0.3)	2.9	0.9
Underlying combined ratio	72.7	75.9	77.0	(3.2)	(1.1)
Net Income (Loss)
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net income changed to a net gain compared to a net loss for the prior year, largely driven by improved underwriting results and an increase in net investment income.

Underwriting Gain (Loss)
Year ended December 31, 2024 compared to the year ended December 31, 2023
Underwriting gain changed to a net gain compared to a net loss for the prior year, driven by a decrease in the underlying loss and LAE ratio, the effect of an increase in earned premium due to renewal written price increases, and a change from unfavorable to favorable prior accident year development, partially offset by an increase in current accident year catastrophe losses, and an increase in insurance operating costs.
Expense ratio increased primarily due to higher direct marketing costs, higher incentive compensation and benefits costs, and higher commissions, partially offset by the impact of higher earned premium.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
Written Premiums

Year ended December 31, 2024 compared to the year ended December 31, 2023
Earned premiums increased in 2024 due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in 2024 driven by the effect of written pricing increases and by an increase in new business premium in both automobile and homeowners.
Renewal written pricing increases were higher for both automobile and homeowners in 2024 primarily in response to recent elevated loss cost trends as well as higher insured values in homeowners.
Policy count retention decreased for automobile and was stable for homeowners in 2024, in response to renewal written pricing increases.
Effective policy count retention decreased both for automobile and homeowners in 2024, in response to renewal written pricing increases.
Policies in-force as of the end of 2024 declined since 2023 for automobile and increased for homeowners, reflecting the level of new business in relation to non-renewed policies.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Year ended December 31, 2024 compared to the year ended December 31, 2023
Underlying loss and LAE ratio decreased in both automobile and homeowners in 2024. The decrease in automobile was primarily due to the impact of earned pricing increases as well as lower physical damage claim frequency, partially offset by higher automobile claim severities. The auto physical damage claim severity trend has moderated from the prior year. The automobile liability severity increases continue to recognize the inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the underlying loss and LAE ratio was primarily due to the impact of earned pricing increases and lower claim frequency, partially offset by higher claim severities. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.

Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2024 compared to the year ended December 31, 2023
Current accident year catastrophe losses increased in 2024 compared to the prior year. Current accident year catastrophe losses for 2024 included losses from tornado, wind and hail events in several regions of the United States, and to a lesser extent, from hurricanes and tropical storms primarily in the Southeast region. Current accident year catastrophe losses for 2023 included tornado, wind and hail events across several regions of the United States, losses from winter storms primarily on the East and West coasts, and to a lesser extent, wildfire events and hurricanes and tropical storms.
Prior accident year development was favorable in 2024, primarily driven by lower estimated severity on automobile physical damage, automobile liability, and homeowners, as well as decreases in reserves related to catastrophes. Prior accident year development was unfavorable for 2023, primarily driven by automobile physical damage, partially offset by decreases in reserves related to homeowners and catastrophes.
2025 Outlook
In 2025, the Company expects written premium growth primarily from strong renewal written pricing increases in both automobile and homeowners, as well an increase in new business premium. We expect 2025 annual written pricing increases in both automobile and homeowners to moderate compared to 2024 results. Retention is expected to improve as written pricing moderates, while growth in new business will be driven by increased marketing spend. Loss ratios are expected to continue to improve in automobile.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

| PROPERTY & CASUALTY OTHER OPERATIONS - RESULTS OF OPERATIONS
Underwriting Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Losses and loss adjustment expenses
Prior accident year development [1]	$219	$224	$280	(2%)	(20%)
Total losses and loss adjustment expenses	219	224	280	(2%)	(20%)
Insurance operating costs	9	4	9	125%	(56%)
Underwriting loss	(228)	(228)	(289)	—%	21%
Net investment income [2]	74	69	63	7%	10%
Net realized losses [2]	(4)	(7)	(16)	43%	56%
Other expenses	(4)	—	—	NM	—%
Loss before income taxes	(162)	(166)	(242)	2%	31%
Income tax benefit [3]	(35)	(36)	(52)	3%	31%
Net loss	$(127)	$(130)	$(190)	2%	32%
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net loss decreased slightly primarily due to higher net investment income and lower net realized losses, partially offset by an increase in other expense relating to a one-time contract settlement charge on a claims servicing arrangement.
Underwriting loss was unchanged as an increase in insurance operating costs was offset by a decrease in unfavorable prior accident year reserve development.
Unfavorable prior accident year reserve development for the year ended December 31, 2024 was primarily due to a $203 increase in A&E reserves and a $28 increase in related ULAE reserves. Unfavorable prior accident year reserve development for the year ended December 31, 2023 was primarily due to a $194 increase in A&E reserves and a $23 increase in related ULAE reserves. In 2024, an increase in the deferred gain of $62 was recognized relating to ceding losses to the A&E ADC.
Asbestos reserves prior accident year development in 2024 before NICO reinsurance of $167 was primarily due to higher-than-expected frequency, higher settlement values for certain accounts, an increase in the Company’s share of liability due to insolvencies and cost sharing agreements and an increase in claim settlement rates.
Environmental reserves prior accident year development in 2024 before NICO reinsurance of $36 was primarily due to higher severity on recently emerged accounts, higher environmental site cleanup and monitoring costs, and higher legal expenses.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|EMPLOYEE BENEFITS - RESULTS OF OPERATIONS
Operating Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Premiums and other considerations	$6,615	$6,515	$6,057	2%	8%
Net investment income [1]	475	469	524	1%	(10%)
Net realized losses [1]	(24)	(45)	(122)	47%	63%
Total revenues	7,066	6,939	6,459	2%	7%
Benefits, losses and loss adjustment expenses	4,681	4,683	4,517	—%	4%
Amortization of DAC	34	34	33	—%	3%
Insurance operating costs and other expenses	1,609	1,514	1,467	6%	3%
Amortization of other intangible assets	40	40	40	—%	—%
Total benefits, losses and expenses	6,364	6,271	6,057	1%	4%
Income before income taxes	702	668	402	5%	66%
Income tax expense [2]	141	133	75	6%	77%
Net income	$561	$535	$327	5%	64%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Premiums and Other Considerations

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Fully insured — ongoing premiums	$6,392	$6,290	$5,858	2%	7%
Buyout premiums	1	8	12	(88%)	(33%)
Fee income	222	217	187	2%	16%
Total premiums and other considerations	$6,615	$6,515	$6,057	2%	8%
Fully insured ongoing sales	$718	$839	$801	(14%)	5%
Ratios, Excluding Buyouts

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Group disability loss ratio	68.0%	67.1%	68.3%	0.9	(1.2)
Group life loss ratio	78.7%	83.5%	87.4%	(4.8)	(3.9)
Total loss ratio	70.8%	71.8%	74.5%	(1.0)	(2.7)
Expense ratio [1]	25.4%	24.3%	25.3%	1.1	(1.0)
[1]Integration and transaction costs related to the acquisition of Aetna's U.S. group life and disability business are not included in the expense ratio.
Margin

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Net income margin	7.9%	7.7%	5.1%	0.2	2.6
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	0.4%	0.4%	1.8%	0.0	(1.4)
Integration and other non-recurring M&A costs, before tax	—%	0.1%	0.1%	(0.1)	0.0
Income tax expense	(0.1%)	(0.1%)	(0.5%)	0.0	0.4
Core earnings margin	8.2%	8.1%	6.5%	0.1	1.6

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net income increased primarily due to a lower group life loss ratio, higher fully insured ongoing premiums and lower realized losses, partially offset by a higher expense ratio and a higher loss ratio on group disability and supplemental health products.
Insurance operating costs and other expenses were higher primarily due to the effect of an increase in fully insured ongoing premium, higher staffing costs, including higher incentive compensation and benefits costs, higher commissions and increased technology investments.
Fully Insured Ongoing Premiums
Year ended December 31, 2024 compared to the year ended December 31, 2023
Fully insured ongoing premiums increased over prior year and included an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year.
Fully insured ongoing sales decreased compared to prior year driven by lower group life and group disability sales.
Ratios
Year ended December 31, 2024 compared to the year ended December 31, 2023
Loss ratio improved 1.0 points in 2024 compared to the prior year period, driven by a lower group life loss ratio, partially offset by increased loss ratios in disability and supplemental health products. The group life loss ratio decreased 4.8 points driven by a lower level of mortality. The group disability loss ratio increased 0.9 points driven by higher loss ratio on paid family and medical leave products, partially offset by favorable long-term disability claim recoveries and changes in the long-term disability recovery rate assumption of 0.5 points.
Expense ratio increased primarily due to the impact of higher staffing costs, including higher incentive compensation and benefits costs and increased investments in technology.
2025 Outlook
The Company expects growth in fully insured ongoing premiums in 2025 due to sales and continued strong book persistency. The level of long-term disability incidence and recoveries will impact the group disability loss ratio. Although the group life loss ratio, which had been elevated during the pandemic, improved in 2024, we expect 2025 mortality to still be above pre-pandemic levels. We expect the long-term net income margin outlook for this business to be approximately 6% to 7%.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|HARTFORD FUNDS - RESULTS OF OPERATIONS
Operating Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Fee income and other revenue	$1,035	$973	$1,044	6%	(7%)
Net investment income	20	17	9	18%	89%
Net realized gains (losses)	12	10	(24)	20%	NM
Total revenues	1,067	1,000	1,029	7%	(3%)
Operating costs and other expenses	824	781	826	6%	(5%)
Income before income taxes	243	219	203	11%	8%
Income tax expense [1]	51	45	41	13%	10%
Net income	$192	$174	$162	10%	7%
Daily average Hartford Funds AUM	$136,477	$127,019	$135,124	7%	(6%)
ROA [2]	14.1	13.7	12.0	0.4	1.7
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains), excluded from core earnings, before tax	(0.8)	(0.8)	1.7	0.0	(2.5)
Effect of income tax expense (benefit)	—	0.1	(0.4)	(0.1)	0.5
ROA, core earnings [2]	13.3	13.0	13.3	0.3	(0.3)
[1] For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
[2] Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.
Hartford Funds Segment AUM

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Mutual Fund and ETF AUM - beginning of period	$119,316	$112,472	$142,632	6%	(21%)
Sales - Mutual Fund	24,325	20,960	29,833	16%	(30%)
Redemptions - Mutual Fund	(28,041)	(28,606)	(37,981)	2%	25%
Net flows - ETF	491	619	197	(21%)	NM
Net Flows - Mutual Fund and ETF	(3,225)	(7,027)	(7,951)	54%	12%
Change in market value and other	11,963	13,871	(22,209)	(14%)	NM
Mutual Fund and ETF AUM - end of period	128,054	119,316	112,472	7%	6%
Third-party life and annuity separate account AUM	11,544	11,709	11,635	(1%)	1%
Hartford Funds AUM - end of period	$139,598	$131,025	$124,107	7%	6%
Mutual Fund and ETF AUM by Asset Class

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Equity - Mutual Funds	$84,000	$79,352	$73,782	6%	8%
Fixed Income - Mutual Funds	21,059	16,773	15,861	26%	6%
Multi-Strategy Investments - Mutual Funds [1]	18,512	19,292	19,975	(4%)	(3%)
Equity - ETF	1,811	2,141	1,805	(15%)	19%
Fixed Income - ETF	2,672	1,758	1,049	52%	68%
Mutual Fund and ETF AUM	$128,054	$119,316	$112,472	7%	6%
[1]Includes balanced, allocation, and alternative investment products.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net income increased for the year ended December 31, 2024, primarily due to an increase in fee income net of operating costs and other expenses driven by higher daily average AUM.
Hartford Funds AUM
December 31, 2024 compared to December 31, 2023
Hartford Funds AUM increased primarily due to an increase in market values, partly offset by net outflows over the previous twelve months. Net outflows were $3.2 billion for the year ended December 31, 2024 compared to net outflows of $7.0 billion for the year ended December 31, 2023.

2025 Outlook
Assuming continued growth in equity markets in 2025, the Company expects net income for Hartford Funds to increase from 2024 to 2025.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

|CORPORATE - RESULTS OF OPERATIONS
Operating Summary

	2024	2023	2022	Increase (Decrease) From 2023 to 2024	Increase (Decrease) From 2022 to 2023
Fee income [1]	$40	$39	$49	3%	(20%)
Net investment income [2]	63	47	26	34%	81%
Net realized gains (losses) [2]	42	26	(45)	62%	NM
Other revenue (loss)	2	2	1	—%	100%
Total revenues	147	114	31	29%	NM
Benefits, losses and loss adjustment expenses [3]	8	7	8	14%	(13%)
Insurance operating costs and other expenses [1]	54	68	61	(21%)	11%
Interest expense [4]	199	199	213	—%	(7%)
Restructuring and other costs	2	6	13	(67%)	(54%)
Total benefits, losses and expenses	263	280	295	(6%)	(5%)
Loss before income taxes	(116)	(166)	(264)	30%	37%
Income tax benefit [5]	(44)	(45)	(69)	2%	35%
Net loss	(72)	(121)	(195)	40%	38%
Preferred stock dividends	21	21	21	—%	—%
Net loss available to common stockholders	$(93)	$(142)	$(216)	35%	34%
[1]Includes investment management fees and expenses related to managing third-party business.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes benefits expense on life and annuity business previously underwritten by the Company.
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
[5]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net loss available to common stockholders
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net loss available to common stockholders for the year ended December 31, 2024 decreased primarily due to an increase in net realized gains, higher net investment income, a $14, before tax, capital-based state tax expense covering several years in the 2023 period, and lower restructuring costs.
Interest Expense
Year ended December 31, 2024 compared to the year ended December 31, 2023
Interest expense remained flat for the year ended December 31, 2024.

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

ERCC Members
CEO (Chair)
Chief Financial Officer
Chief Investment Officer
Chief Risk Officer
Chief Underwriting Officer
General Counsel
Others as deemed necessary by the Committee Chair

ERCC

Asset Liability Committee	Underwriting Risk Committee	Emerging Risk Steering Committee	Operational Risk Committee	Economic Capital Executive Committee	Model Oversight Committee	Executive Artificial Intelligence Governance Council
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
|INSURANCE RISK
Insurance risk is the risk of losses of both a catastrophic and non-catastrophic nature on the P&C and Employee Benefits products the Company has sold. Catastrophe insurance risk is the exposure arising from both natural catastrophes (e.g., weather, earthquakes, wildfires, pandemics) and man-made catastrophes (e.g., terrorism, cyber-attacks) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios.
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
•Liability- Risk of loss from automobile related accidents, uninsured and under-insured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, losses from credit and political risk insurance ("CPRI") coverages, losses from derivative lawsuits, and other securities actions and covered perils.
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

		Modeled Loss Gross and Net of Reinsurance [2]
		Probability of Loss Exceedance [3]	Gross of Reinsurance	Net of Reinsurance
		Aggregate annual all-peril (1-in-100) (1.0%)	$2,837	$1,629
		Aggregate annual all-peril (1-in-250) (0.4%)	$3,826	$2,279
		Hurricane single occurrence (1-in-100) (1.0%)	$1,577	$628
		Hurricane single occurrence (1-in-250) (0.4%)	$2,447	$1,224
		Earthquake single occurrence (1-in-100) (1.0%)	$988	$503
		Earthquake single occurrence (1-in-250) (0.4%)	$1,652	$720

Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property & casualty, employee benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated before tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and employee benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [1]
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(including facultative reinsurance) that reinsure losses from specific classes or lines of business. The aggregate property catastrophe treaty covers the aggregate losses of catastrophe events (up to $350 per event) designated by the Property Claim Services office of Verisk and, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand, in excess of a $750 retention. The occurrence-based property catastrophe treaty responds in excess of $200 per occurrence for all perils other than earthquakes and named hurricanes and tropical storms.
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
Primary Catastrophe Reinsurance Coverages as of January 1, 2025 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2025 to 12/31/2025 [1] [2]
Losses of $0 to $200	None	100% retained
Losses of $200 to $350 for earthquakes and named hurricanes and tropical storms [3]	None	100% retained
Losses of $200 to $350 from one event other than earthquakes and named hurricanes and tropical storms [3]	40% of $150 in excess of $200	60% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.20 billion from one event [4] (all perils)	90% of $700 in excess of $500	10% co-participation
Per Occurrence Property Catastrophe Bond from 1/1/2025 to 12/31/2026 [5]
Losses of $1.19 billion to $1.49 billion for tropical cyclone and earthquake events [6]	66.67% of $300 in excess of $1.19 billion	33.33% of $300 in excess of $1.19 billion
Aggregate Property Catastrophe Treaty for 1/1/2025 to 12/31/2025 [7]
$0 to $750 of aggregate losses	None	100% Retained
$750 to $950 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2025 to 12/31/2025
Losses of $0 to $100 from one event	None	100% Retained
Losses of $100 to $450 from one event [8]	80% of $350 in excess of $100	20% co-participation
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The reinsurance agreement with Foundation Re IV, which originally incepted January 1, 2024, provides indemnity per occurrence excess of loss coverage of 66.67% of $300 in losses in excess of $1.19 billion for the treaty term effective January 1, 2025, through December 31, 2026. The attachment point and maximum limit under this agreement are reset annually to adjust the expected loss of the layer within a predetermined range. The Company has not incurred any losses that have resulted or are expected to result in a recovery under the reinsurance agreement with Foundation Re IV since its inception.
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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The percentage of losses paid by the federal government is 80% . The Company's estimated deductible under the program is $2.2 billion for 2025. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covered substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC; respectively, there is no remaining limit available under either agreement as of December 31, 2024. During 2024, the Company collected recoveries from NICO under the Navigators ADC and as a result amortized $145 of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the deferred gain on the Navigators ADC was $64 and $209, respectively, and is included in other liabilities on the Consolidated Balance Sheets. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Employee Benefits and Corporate reinsurance recoverables represent reserves for future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The table below shows the gross and net reinsurance recoverables reported in the Property and Casualty and Employee Benefits reportable segments as well as Corporate.
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
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reportable segment and the allowance for uncollectible reinsurance reported in the Business Insurance and Employee Benefits reportable segments as well as the Corporate category. For a discussion regarding the results of the evaluation of older, long-term casualty liabilities reported in the Property & Casualty Other Operations reportable segment, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance. For a discussion of the allowance for uncollectible reinsurance, see Note 8 – Reinsurance of Notes to Consolidated Financial Statements.
Reinsurance Recoverables as of December 31,

	Property and Casualty		Employee Benefits		Corporate		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Paid loss and loss adjustment expenses	$317	$273	$7	$5	$—	$—	$324	$278
Unpaid loss and loss adjustment expenses	6,381	6,429	284	256	226	244	6,891	6,929
Gross reinsurance recoverables	6,698	6,702	291	261	226	244	7,215	7,207
Allowance for uncollectible reinsurance	(72)	(100)	(1)	(1)	(2)	(2)	(75)	(103)
Net reinsurance recoverables	$6,626	$6,602	$290	$260	$224	$242	$7,140	$7,104
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
Management The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquid assets among legal entities. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact operating cash flows or liquid assets. The liquidity requirements of The Hartford Insurance Group, Inc. ("HIG Holding Company") have been and will continue to be met by the HIG Holding Company's fixed maturities, short-term investments and cash, and dividends from its subsidiaries, principally from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities as needed. The Company maintains multiple sources of contingent liquidity including a revolving credit facility, an intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates, and access to collateralized advances from the Federal Home Loan Bank of Boston ("FHLBB") for certain affiliates. The Company's CFO has primary responsibility for liquidity risk.
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
Sources of Credit Risk The majority of the Company’s credit risk is concentrated in its investment holdings and use of derivatives, but it is also present in the Company’s ceded reinsurance activities, bond insurance, and certain aspects of Business Insurance products.
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
As of December 31, 2024, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2024, there were net credit losses on fixed maturities, AFS of $2 and a net credit loss reversal on mortgage loans of $3. In 2023, there were net credit losses on fixed maturities, AFS and an increase in the ACL on mortgage loans of $14 and $15, respectively. Refer to the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”.

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $7,140 and $7,104 as of December 31, 2024 and 2023 respectively. Refer to the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy”.

Bond insurance The Company collects premiums and holds reserves for risk exposures within the bond insurance business where the Company guarantees the completion of our insured's financial or performance obligations in the event of a default on their contractual obligations. The Company manages this risk through underwriting risk assessment, collateral requirements for insureds, claims management, and reinsurance.

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $5,998 and $5,607, as of December 31, 2024 and 2023, respectively. For a discussion regarding collectibility of these balances, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
Credit Risk Reduced Through Credit Derivatives
The Company uses credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2024 and 2023 the Company did not hold credit derivatives that purchase credit protection.
Credit Risk Assumed Through Credit Derivatives
The Company may also enter into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. As of December 31, 2024 and 2023, the Company did not hold credit default swaps that assume credit risk.
For further information on credit derivatives, see Note 6 - Derivatives of Notes to Consolidated Financial Statements.
Credit Risk of Business Operations
A portion of the Company's Business Insurance business is written with large deductibles or under retrospectively-rated plans. Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are utilized primarily for workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight. For more information, see Note 7- Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.
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
The Company may also use interest rate swaps and, to a lesser extent, futures to mitigate interest rate risk associated with its investment portfolio or liabilities and to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. As of December 31, 2024 and 2023, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $4.6 billion and $10.1 billion, respectively, and primarily relate to hedging invested assets. As of December 31, 2024 and 2023, the fair value of these derivatives was $0 and $(6), respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $53.3 billion and $50.1 billion at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the weighted average duration of the portfolio, including derivative instruments, was approximately 3.8 for both periods. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

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

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Employee Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2024 and 2023, the Company had $8,496 and $8,586, respectively of reserves for group life and disability contracts. For most Employee Benefits liabilities, changes in interest rates will impact the fair value but not the carrying value in the Company's Consolidated Balance Sheets. For long-duration insurance contracts, including paid-up life and life conversions, changes in interest rates will impact both the fair value and the carrying value in the Company's Consolidated Balance Sheets.

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

Interest Rate Sensitivity
Group Life and Disability Reserves and Invested Assets Supporting Them
Included in the following table is the before tax change in the net economic value of contracts issued by the Company’s Employee Benefits segment, primarily group life and disability, for which fixed valuation discount rate assumptions are established based upon investment returns assumed in pricing, along with the corresponding invested assets. For long-duration insurance contracts the discount rate is updated quarterly with an equivalent single rate that is based on a current market observable, upper-medium grade fixed maturity yield. This has been interpreted to represent a yield based on single-A credit

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
Interest Rate Sensitivity of Employee Benefits Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2024		2023
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$69	$(57)	$64	$(50)
The carrying value of assets related to supporting Employee Benefits, primarily long-term disability reserves, was $10.0 billion and $10.3 billion, as of December 31, 2024 and 2023, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2024 and 2023. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets (Excluding Those Supporting Employee Benefits Reserves)

	Change in Fair Value as of December 31,
	2024		2023
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,758	$(1,627)	$1,590	$(1,466)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments, excluding those related to supporting Employee Benefits short and long-term disability reserves, was $43.3 billion and $39.8 billion as of December 31, 2024 and 2023, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $397 and $444 as of December 31, 2024 and 2023, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $336 and $373 as of December 31, 2024 and 2023, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Postretirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities (or decrease in asset) for pension and other postretirement plan obligations of $9 and $12 as of December 31, 2024 and 2023, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities (or increase in assets) for pension and other postretirement plan obligations of $3 and $3 as of December 31, 2024 and 2023, respectively. Gains or losses due to changes in the yield curve on the pension and postretirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
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

Assets and Liabilities Subject to Equity Risk

Investment portfolio The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, as well as limited partnerships and other alternative investments. Generally, declines in equity markets will reduce the value of these types of investments and could negatively impact the Company’s earnings while increases in equity will have the inverse impact. For equity securities, the changes in fair value are reported in net realized gains and losses. For limited partnerships and other alternative investments, the Company's share of earnings for the period is recorded in net investment income, though typically on a delay based on the availability of the underlying financial statements. For a discussion of equity sensitivity, see below.

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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Equity Sensitivity

	As of December 31, 2024			As of December 31, 2023
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$5,645	$672	$(636)	$5,649	$574	$(574)
Assets supporting pension and other postretirement benefit plans	$787	$93	$(93)	$833	$89	$(89)
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported Hartford Funds earnings for that one year period is approximately $70 as of December 31, 2024. The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2024
Net assets (liabilities)	$204	$191	$(36)

December 31, 2023
Net assets (liabilities)	$168	$170	$(31)
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
Fixed Maturities, AFS by Credit Quality

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,424	$4,937	11.6%	$5,174	$4,776	12.0%
AAA	7,340	7,166	16.8%	7,277	7,055	17.7%
AA	7,762	7,484	17.6%	7,527	7,270	18.3%
A	11,422	10,933	25.7%	10,253	9,828	24.7%
BBB	10,227	9,722	22.8%	9,710	9,198	23.1%
BB & below	2,363	2,325	5.5%	1,785	1,691	4.2%
Total fixed maturities, AFS [1]	$44,538	$42,567	100.0%	$41,726	$39,818	100.0%
[1] Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Type

	December 31, 2024						December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,554	$—	$19	$(11)	$2,562	6.0%	$2,414	$—	$10	$(18)	$2,406	6.0%
Other	1,394	—	9	(28)	1,375	3.3%	933	—	8	(27)	914	2.3%
CLOs	3,237	—	13	—	3,250	7.6%	3,104	—	3	(17)	3,090	7.8%
CMBS
Agency [1]	1,284	(13)	16	(128)	1,159	2.7%	1,179	(12)	14	(119)	1,062	2.7%
Bonds	1,597	—	1	(114)	1,484	3.5%	2,150	—	—	(219)	1,931	4.8%
Interest only	95	—	4	(6)	93	0.2%	137	—	5	(10)	132	0.3%
Corporate
Basic industry	1,100	—	5	(43)	1,062	2.5%	967	—	7	(39)	935	2.3%
Capital goods	1,769	—	14	(69)	1,714	4.0%	1,630	—	19	(67)	1,582	4.0%
Consumer cyclical	1,599	—	9	(63)	1,545	3.6%	1,331	(4)	20	(55)	1,292	3.2%
Consumer non-cyclical	2,641	—	16	(139)	2,518	5.9%	2,232	—	27	(123)	2,136	5.4%
Energy	1,395	—	10	(59)	1,346	3.2%	1,261	—	13	(57)	1,217	3.1%
Financial services	6,455	—	28	(245)	6,238	14.7%	5,434	—	30	(283)	5,181	13.0%
Tech./comm.	2,848	—	19	(169)	2,698	6.3%	2,470	(2)	47	(143)	2,372	6.0%
Transportation	930	—	5	(58)	877	2.1%	803	—	8	(60)	751	1.9%
Utilities	2,464	(3)	11	(167)	2,305	5.4%	2,155	(3)	25	(148)	2,029	5.1%
Real estate investment trusts ("REITs")	354	—	—	(21)	333	0.8%	408	—	1	(38)	371	0.9%
Foreign govt./govt. agencies	500	—	3	(23)	480	1.1%	583	—	6	(27)	562	1.4%
Municipal bonds
Taxable	1,384	—	6	(126)	1,264	3.0%	1,211	—	7	(113)	1,105	2.8%
Tax-exempt	4,190	—	71	(221)	4,040	9.5%	4,996	—	124	(186)	4,934	12.4%
RMBS
Agency	3,002	—	7	(225)	2,784	6.5%	2,342	—	14	(171)	2,185	5.5%
Non-agency	2,586	—	6	(168)	2,424	5.7%	2,293	—	4	(235)	2,062	5.2%
Sub-prime	22	—	—	—	22	0.1%	40	—	—	—	40	0.1%
U.S. Treasuries	1,138	—	—	(144)	994	2.3%	1,653	—	26	(150)	1,529	3.8%
Total fixed maturities, AFS	$44,538	$(16)	$272	$(2,227)	$42,567	100.0%	$41,726	$(21)	$418	$(2,305)	$39,818	100.0%
FVO securities					$308						$327
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2023, primarily due to net additions of corporate bonds, high-quality RMBS and ABS, partially offset by net reductions to tax-exempt municipal bonds, U.S. Treasuries, and CMBS.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Exposure to CMBS and RMBS as of December 31, 2024

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$14	$14	$1,270	$1,145	$—	$—	$—	$—	$—	$—	$1,284	$1,159
Bonds	609	578	407	376	267	240	147	137	167	153	1,597	1,484
Interest Only	53	51	31	31	6	6	5	5	—	—	95	93
Total CMBS	676	643	1,708	1,552	273	246	152	142	167	153	2,976	2,736
RMBS
Agency	—	—	3,002	2,784	—	—	—	—	—	—	3,002	2,784
Non-Agency	1,564	1,467	746	697	203	193	65	61	8	6	2,586	2,424
Sub-Prime	1	1	5	5	2	2	7	7	7	7	22	22
Total RMBS	1,565	1,468	3,753	3,486	205	195	72	68	15	13	5,610	5,230
Total CMBS & RMBS	$2,241	$2,111	$5,461	$5,038	$478	$441	$224	$210	$182	$166	$8,586	$7,966

Exposure to CMBS and RMBS as of December 31, 2023

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$20	$19	$1,159	$1,043	$—	$—	$—	$—	$—	$—	$1,179	$1,062
Bonds	852	795	545	485	371	317	147	119	235	215	2,150	1,931
Interest Only	76	72	54	53	—	—	7	7	—	—	137	132
Total CMBS	948	886	1,758	1,581	371	317	154	126	235	215	3,466	3,125
RMBS
Agency	—	—	2,342	2,185	—	—	—	—	—	—	2,342	2,185
Non-Agency	1,263	1,144	526	477	300	260	189	169	15	12	2,293	2,062
Sub-Prime	1	1	12	12	5	5	10	10	12	12	40	40
Total RMBS	1,264	1,145	2,880	2,674	305	265	199	179	27	24	4,675	4,287
Total CMBS & RMBS	$2,212	$2,031	$4,638	$4,255	$676	$582	$353	$305	$262	$239	$8,141	$7,412
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
As of December 31, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $44. As of December 31, 2023, mortgage loans had an amortized cost of $6.1 billion and carrying value of $6.1 billion, with an ACL of $51. The release in the allowance reflects write-
offs, improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.
The Company funded $601 million of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 7.1% during the twelve months ended December 31, 2024. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of December 31, 2024, or December 31, 2023.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Available For Sale Investments in Municipal Bonds

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,033	$1,008	AA	$807	$814	AA
Pre-refunded [1]	86	87	AA+	155	158	AA+
Revenue
Transportation	1,134	1,084	A+	1,325	1,298	A+
Health Care	864	789	A+	974	902	A+
Leasing [2]	627	588	AA	761	732	AA-
Education	402	385	AA	527	520	AA
Water & Sewer	308	289	AA	362	347	AA+
Power	281	272	A	275	271	A
Housing	195	185	AA	179	172	AA
Sales Tax	183	183	AA	231	237	AA
Other	461	434	AA-	611	588	A+
Total Revenue	4,455	4,209	AA-	5,245	5,067	AA-
Total Municipal	$5,574	$5,304	AA-	$6,207	$6,039	AA-
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
As of December 31, 2024, the largest issuer concentrations were the State of Illinois, the State of California, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2023, the largest issuer concentrations were the New York City Transitional Finance Authority, the State of Illinois, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 9% of the fair value of the Company's investment portfolio.
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
Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2024		2023		2022
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(67)	(3.4)%	$(10)	(0.5)%	$316	21.9%
Private equity funds	108	5.9%	161	9.9%	186	14.2%
Other funds	60	11.7%	29	6.6%	32	10.5%
Other alternative investments [2]	47	9.1%	32	6.6%	(19)	(3.8)%
Total	$148	3.0%	$212	4.8%	$515	14.4%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,907	37.8%	$1,931	40.4%
Private equity funds	1,956	38.8%	1,838	38.4%
Other funds	623	12.4%	498	10.4%
Other alternative investments [1]	556	11.0%	518	10.8%
Total	$5,042	100.0%	$4,785	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $2.2 billion as of December 31, 2024, largely consistent with December 31, 2023. As of December 31, 2024, $1.7 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.5 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, U.S. Treasuries, and municipal bonds, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	1,044	$9,577	$—	$(186)	$9,391	51	$440	$—	$(4)	$436
Greater than three to six months	71	678	—	(24)	654	35	143	—	(2)	141
Greater than six to nine months	13	33	—	(1)	32	137	1,117	—	(13)	1,104
Greater than nine to eleven months	44	363	—	(32)	331	97	738	—	(22)	716
Twelve months or more	2,761	18,938	(13)	(1,984)	16,941	3,530	27,448	(14)	(2,264)	25,170
Total	3,933	$29,589	$(13)	$(2,227)	$27,349	3,850	$29,886	$(14)	$(2,305)	$27,567
Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2024					December 31, 2023
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	132	$1,003	$(3)	$(224)	$776	14	$56	$(1)	$(13)	$42
Greater than three to six months	3	3	—	(1)	2	10	19	(2)	(4)	13
Greater than six to nine months	4	24	(1)	(6)	17	31	148	—	(33)	115
Greater than nine to eleven months	4	44	—	(12)	32	22	163	—	(40)	123
Twelve months or more	93	811	(1)	(259)	551	143	1,216	—	(327)	889
Total	236	$1,885	$(5)	$(502)	$1,378	220	$1,602	$(3)	$(417)	$1,182

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2024
The Company recorded net credit losses of $2, primarily attributable to increases in the ACL of $1 on CMBS and $1 on a below investment grade corporate issuer. Unrealized losses on securities with an ACL recognized in OCI were less than $1. For further information, refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
There were no intent-to-sell impairments
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
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
For the year ended December 31, 2024
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
For the year ended December 31, 2023
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

|SUMMARY OF CAPITAL RESOURCES AND LIQUIDITY

Capital available to the holding company as of December 31, 2024:
•Approximately $1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of December 31, 2024, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.As of February 20, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding Company.

2025 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's property and casualty insurance subsidiaries have regulatory dividend capacity of $2.0 billion for 2025. The HIG Holding Company expects to receive approximately $1.7 billion of net dividends in 2025 after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
•Employee Benefits - Hartford Life and Accident Insurance Company ("HLA") has regulatory dividend capacity of $592 in 2025 with approximately $590 of dividends expected in 2025.
•Hartford Funds - HIG Holding Company expects to receive approximately $150 in dividends from Hartford Funds in 2025.

Expected liquidity requirements for the next twelve months as of December 31, 2024:
•$194 of interest on debt, net of settlements on a related interest rate swap. See Note 13 - Debt of Notes to Consolidated Financial Statements;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$605 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of December 31, 2024:
•Interest on and repayments of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
In 2024, the Company repurchased 14.4 million common shares for $1.5 billion under two share repurchase programs authorized by the Board of Directors. The Company had a $3.0 billion share repurchase authorization which was effective through December 31, 2024. In addition to this authorization, in July 2024, the Board of Directors approved a $3.3 billion share repurchase authorization effective from August 1, 2024 to December 31, 2026. As of December 31, 2024, the Company has $3.15 billion remaining for equity repurchases under the share repurchase program effective through 2026. During the period January 1, 2025 through February 20, 2025, the Company repurchased approximately 2.2 million common shares for $248.
The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

|LIQUIDITY REQUIREMENTS AND SOURCES OF CAPITAL
The Hartford Insurance Group, Inc. ("HIG Holding Company")
The liquidity requirements of the HIG Holding Company will primarily be met by HIG Holding Company’s fixed maturities; short-term investments and cash; and dividends from its subsidiaries, principally its insurance operations. The Company

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios.
The HIG Holding Company expects to continue to receive dividends from its operating subsidiaries in the future and manages capital in its operating subsidiaries to be sufficient under significant economic stress scenarios. Dividends from subsidiaries and other sources of funds at the holding company may be used to repurchase shares under the authorized share repurchase program at the discretion of management.
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
|DIVIDENDS
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2024:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 24, 2024	December 2, 2024	January 3, 2025	$0.520
February 19, 2025	March 3, 2025	April 2, 2025	$0.520
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
December 18, 2024	February 1, 2025	February 18, 2025	$375.00
February 19, 2025	May 1, 2025	May 15, 2025	$375.00
There are no current restrictions on HIG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to HIG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HIG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations."
|DIVIDENDS FROM SUBSIDIARIES
Dividends to HIG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The Company’s principal insurance subsidiaries are domiciled in the United States and the United Kingdom.
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
In 2024, HIG Holding Company received $608 of dividends from HLA and $136 from Hartford Funds, and $31 from other non-insurance subsidiaries. In addition, HIG Holding Company received $1.5 billion of net dividends from P&C subsidiaries in 2024 which excludes $75 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. Refer to "2025 expected dividends and other sources of capital" for expected payments of dividends from our subsidiaries in 2025.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|OTHER SOURCES OF CAPITAL FOR THE HIG HOLDING COMPANY
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission ("the SEC") on September 23, 2024 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding shelf registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of December 31, 2024, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 – Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
The Company has $2.0 billion available under an intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Department of Insurance ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HIG Holding Company, as admitted assets for statutory accounting purposes.
As of December 31, 2024, $1.9 billion was available, $105 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding Company.As of February 20, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of December 31, 2024, there were no advances outstanding. The CTDOI permits Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2025. For further information regarding the Company's collateralized advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd's Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($99 as of December 31, 2024) commitment. As of December 31, 2024, letters of credit with an aggregate face amount of $74 and £79 million, or $99, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of December 31, 2024, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements.
|PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
While the Company has significant discretion in making voluntary contributions to the U.S. qualified defined benefit pension plan, minimum contributions are mandated in certain circumstances pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations. The Company did not make any contributions to the U.S. qualified defined benefit pension plan in 2024, 2023 and 2022. In 2023, the Company funded $3 to a rabbi trust that is designated for other defined benefit pension plans and contributed $1 to the Canadian Pension Plan. There were no plan contributions in 2024 or 2022 for other defined benefit pension plans. The Company made direct benefit payments of $6, $5 and $5 on behalf of the other postretirement plans in 2024, 2023 and 2022, respectively. No other contributions were made to the other postretirement plans in 2024, 2023 and 2022. The Company’s 2024, 2023 and 2022 required minimum funding contributions were immaterial. The Company does not have a 2025 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2025. The Company will monitor the funded status of the U.S. qualified defined

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
benefit pension plan during 2025 to make this determination. As of December 31, 2024, the U.S. qualified defined benefit pension plan is fully funded and in an asset position. For further discussion of pension and other postretirement benefit obligations, see Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
As of December 31, 2024, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
The Company’s insurance operations consist of property and casualty insurance products (collectively referred to as “Property & Casualty Operations”) and Employee Benefits products.
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
Property & Casualty

As of
December 31, 2024
Fixed maturities	$34,675
Short-term investments	2,075
Cash	148
Less: Derivative collateral	64
Total	$36,834
Property & Casualty operations invested assets also include $212 in equity securities, $4.8 billion in mortgage loans and $4.0 billion in limited partnerships and other alternative investments.
Employee Benefits Operations

As of
December 31, 2024
Fixed maturities	$8,013
Short-term investments	389
Cash	26
Less: Derivative collateral	16
Total	$8,412
Employee Benefits operations invested assets also include $46 in equity securities, $1.6 billion in mortgage loans and $1.1 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of December 31, 2024 were $36.4 billion and net of reinsurance and other recoverables were $29.7 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and IBNR reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of December 31, 2024 were $8.9 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefit LTD Reserves, Net of Reinsurance. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 11 - Reserve for Future Policy Benefits and Note 12 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate includes reserves as of December 31, 2024 were $371, and net of reinsurance were $147. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 11 - Reserve for Future Policy Benefits and Note 12 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of December 31, 2024, Hartford Funds cash and short-term investments were $300.
|PURCHASE AND OTHER OBLIGATIONS
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, mortgage loans, private debt and equity securities, as well as tax credits are disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
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
|CAPITALIZATION

Capital Structure
	December 31, 2024	December 31, 2023	Change
Long-term debt	$4,366	$4,362	—%
Total debt	4,366	4,362	—%
Common stockholders' equity, excluding AOCI, net of tax	18,999	17,842	6%
Preferred stock	334	334	—%
AOCI, net of tax	(2,886)	(2,849)	(1)%
Total stockholders’ equity	$16,447	$15,327	7%
Total capitalization	$20,813	$19,689	6%
Debt to stockholders’ equity	27%	28%
Debt to capitalization	21%	22%
Total capitalization increased $1,124, or 6%, as of December 31, 2024 compared to December 31, 2023 primarily due to net income in excess of common stockholder dividends in the period partially offset by share repurchases.
For additional information on AOCI, net of tax, including unrealized gains (losses) from securities, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|CASH FLOW

	2024	2023	2022
Net cash provided by operating activities	$5,909	$4,220	$4,008
Net cash used for investing activities	$(3,768)	$(2,431)	$(1,277)
Net cash used for financing activities	$(2,076)	$(1,947)	$(2,710)
Cash and restricted cash— end of year	$234	$189	$344
Year ended December 31, 2024 compared to the year ended December 31, 2023
Net cash provided by operating activities increased in 2024 as compared to the prior year period primarily driven by an increase in P&C and Employee Benefits premiums received, a decrease in P&C loss and loss adjustment expenses paid due to the $787 payment to the Boy Scouts of America in the prior year, and cash recoveries from NICO under the Navigators ADC, partially offset by higher operating expenses, including increased commissions and staffing costs, an increase in Employee Benefits loss and loss adjustment expenses paid, and taxes paid.
Cash used for investing activities increased in 2024 as compared to the prior year driven by an increase in net payments for fixed maturities available for sale, a decrease in net proceeds from equity securities at fair value, and an increase in net payments for mortgage loans, partially offset by a decrease in net payments for partnerships and a change from net payments for to net proceeds from derivatives.

Cash used for financing activities increased in 2024 as compared to the prior year period primarily driven by an increase in treasury stock acquired, including excise tax paid, and an increase in dividends paid on common stock.
Operating cash flows for the year ended December 31, 2024 have been adequate to meet liquidity requirements.
|EQUITY MARKETS
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk on U.S. Statutory Capital and Liquidity Risk section in this MD&A.
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
Insurance Financial Strength Ratings as of February 20, 2025

	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a-	BBB+	Baa1

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
|STATUTORY CAPITAL

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2024	$12,549	$2,748	$15,297
Statutory income	2,112	576	2,688
Dividends to parent	(1,500)	(608)	(2,108)
Other items	133	(8)	125
Net change to U.S. statutory capital	745	(40)	705
U.S. statutory capital at December 31, 2024	$13,294	$2,708	$16,002
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
•The assumptions used in the determination of Employee Benefits reserves (i.e., for Employee Benefits contracts) are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates.
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

|

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACRONYMS

A&E	Asbestos and Environmental	HIG	The Hartford Insurance Group, Inc.
ABS	Asset-Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	IT	Information Technology
ALAE	Allocated Loss Adjustment Expenses	LAE	Loss Adjustment Expense
AOCI	Accumulated Other Comprehensive Income	LCL	Liability for Credit Losses
AUM	Assets Under Management	LTD	Long-Term Disability
BSA	Boy Scouts of America	LTV	Loan-to-Value
CAY	Current Accident Year	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CLOs	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NIC	Navigators Insurance Company
CODM	Chief Operating Decision Maker	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NSIC	Navigators Specialty Insurance Company
DLR	Disabled Life Reserve	OCI	Other Comprehensive Income
D&O	Directors and Officers	OTC	Over-the-Counter
DSCR	Debt Service Coverage Ratio	P&C	Property and Casualty
ELR	Expected Loss Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
ETF	Exchange-Traded Funds	RMBS	Residential Mortgage-Backed Securities
FAL	Funds at Lloyd's	ROA	Return on Assets
FASB	Financial Accounting Standards Board	ROE	Return on Equity
FHCF	Florida Hurricane Catastrophe Fund	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	SCR	Solvency Capital Requirement
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TRIPRA	Terrorism Risk Insurance Program Reauthorization Act
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses

|

Part II - Item 9A. Controls and Procedures

Item 9A.
CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2024.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of The Hartford Insurance Group, Inc. and its subsidiaries (“The Hartford”) is responsible for establishing and maintaining adequate internal control over financial reporting for The Hartford as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2024 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

|

Part II - Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Insurance Group, Inc. and its subsidiaries (the “Company”) (formerly The Hartford Financial Services Group, Inc.) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 21, 2025

|

Part II - Item 9B. Other Information

Item 9B.
OTHER INFORMATION
On November 4, 2024, Christopher J. Swift, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and associated sale of up to 294,481 shares of the Company's common stock between March 4, 2025 and February 27, 2026 (or the date on which all shares have been sold), subject to certain conditions. The options covered by this trading plan were granted to Mr. Swift in 2016 and are scheduled to expire in March 2026.

|

Part III - Item 10. Directors, Executive Officers and Corporate Governance of The Hartford

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters,” “Stock Ownership Requirements and Restrictions on Trading,” "Insider Trading Policy," “Director Nominees,” and “Timing of Equity Grants” and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Business Conduct is available on the investor relations section of the Company’s website at: https://ir.thehartford.com.
Any waiver of, or material amendment to, the Code of Ethics and Business Conduct will be posted promptly to our web site in accordance with applicable NYSE and SEC rules.
EXECUTIVE OFFICERS OF THE HARTFORD
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 20, 2025:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Beth A. Costello	57	Executive Vice President and Chief Financial Officer (July 2014-present)
Michael Fish	59
Executive Vice President and Head of Employee Benefits (October 2024-present);Chief Operating Officer, Employee Benefits (June 2021-September 2024); Senior Vice President, Employee Benefits Operations & Program Delivery (January 2018-May 2021)

Donald C. Hunt	54	Executive Vice President and General Counsel (March 2024-present); Senior Vice President, Deputy General Counsel and Corporate Secretary (December 2019-February 2024); Vice President, Deputy General Counsel and Corporate Secretary (April 2013-November 2019)
Allison G. Niderno	45	Senior Vice President and Controller (March 2023-present); Vice President Finance, Head of External Reporting and Investment Finance (June 2018 - March 2023)
Robert W. Paiano	63	Executive Vice President and Chief Risk Officer (June 2017-present)
Lori A. Rodden	54
Executive Vice President and Chief Human Resources Officer (October 2019-present); and Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Employee Benefits, Claims and Actuarial (April 2016-October 2019)

Deepa Soni	55	Executive Vice President and Chief Information and Operations Officer (March 2024-present); Executive Vice President, Head of Technology, Data, Analytics & Information Security (August 2021-February 2024); Chief Information Officer (September 2019-August 2021); U.S. Chief Information Officer, BMO Financial Group (April 2016-September 2019)

Amy M. Stepnowski	56	Executive Vice President, Chief Investment Officer and President of Hartford Investment Management Company (August 2020-present); Managing Director and Head of Public Credit Research, Hartford Investment Management Company (April 2018-August 2020)
Adin M. Tooker	55	President (February 2025-present); Executive Vice President, Head of Business Insurance (March 2024-January 2025); Executive Vice President, Middle & Large Business, Global Specialty and Sales and Distribution (November 2022-February 2024); Executive Vice President and Head of Middle & Large Business (March 2019-October 2022)

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
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2024 about the securities authorized for issuance under the Company’s equity compensation plans, which consist of The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan") (collectively referred to herein as the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
On May 20, 2020, the stockholders of the Company approved the 2020 Stock Plan, which superseded the earlier plan. Pursuant to the provisions of the 2020 Stock Plan, no additional shares may be issued from the 2014 Stock Plan. To the extent that any awards under the 2014 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2020 Stock Plan and such shares shall be added to the total number of shares available under the 2020 Stock Plan. For a description of the 2020 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	7,910,934	$60.51	9,267,171
Equity compensation plans not approved by stockholders	—	—	—
Total	7,910,934	$60.51	9,267,171
[1]The amount shown in this column includes the following equity compensation awarded under the Stock Plans: 4,518,040 outstanding options; 2,677,935 outstanding restricted stock units, 594,213 outstanding performance shares at 100% of target (which excludes 567,394 shares that vested on December 31, 2024, related to the 2022-2024 performance period) and 120,746 non-vested dividend equivalent shares as of December 31, 2024. The maximum number of performance shares that could be awarded is 1,188,426 (200% of target) if the Company achieved the highest performance level.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 3,014,109 remain available for purchase under the ESPP as of December 31, 2024. 6,253,061 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2020 Stock Plan as of December 31, 2024.

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
THE HARTFORD INSURANCE GROUP, INC.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Insurance Group, Inc. and its subsidiaries (the "Company") (formerly The Hartford Financial Services Group, Inc.) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
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
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
Investments in fixed maturities classified as available-for-sale are reported at fair value in the financial statements. Certain investments without readily determinable fair values were valued using significant unobservable inputs, such as credit spreads and interest rates beyond the observable curve, that involved considerable judgment by the Company.
Given the Company used models and unobservable inputs to estimate the fair value of certain investments in fixed maturities classified as available-for-sale, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the models and unobservable inputs used by the Company to estimate the fair value of certain investments in fixed maturities classified as available-for-sale included the following, among others:
•We tested the effectiveness of controls over the valuation of investments in fixed maturities classified as available-for-sale, including controls over inputs, methods, and assumptions used in the Company’s estimation processes.
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2024, and the relevant security attributes used in the determination of their fair values.
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

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 21, 2025
We have served as the Company’s auditor since 2002.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD INSURANCE GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2024	2023	2022
Revenues
Earned premiums	$22,567	$21,026	$19,390
Fee income	1,373	1,300	1,349
Net investment income	2,568	2,305	2,177
Net realized losses	(61)	(188)	(627)
Other revenues	88	84	73
Total revenues	26,535	24,527	22,362
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	14,874	14,238	13,138
Amortization of deferred policy acquisition costs ("DAC")	2,282	2,044	1,824
Insurance operating costs and other expenses	5,258	4,881	4,841
Interest expense	199	199	213
Amortization of other intangible assets	71	71	71
Restructuring and other costs	2	6	13
Total benefits, losses and expenses	22,686	21,439	20,100
Income before income taxes	3,849	3,088	2,262
Income tax expense	738	584	443
Net income	3,111	2,504	1,819
Preferred stock dividends	21	21	21
Net income available to common stockholders	$3,090	$2,483	$1,798

Net income available to common stockholders per common share
Basic	$10.51	$8.09	$5.54
Diluted	$10.35	$7.97	$5.46
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD INSURANCE GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2024	2023	2022
Net income	$3,111	$2,504	$1,819
Other comprehensive income (loss) (“OCI”):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(57)	1,112	(4,225)
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	2	(1)	(5)
Change in net gain on cash flow hedging instruments	19	(19)	34
Change in foreign currency translation adjustments	(8)	6	(10)
Change in liability for future policy benefits adjustments	8	(10)	94
Change in pension and other postretirement plan adjustments	(1)	(96)	143
OCI, net of tax	(37)	992	(3,969)
Comprehensive income (loss)	$3,074	$3,496	$(2,150)
See Notes to Consolidated Financial Statements

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD INSURANCE GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2024	2023
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $44,538 and $41,726, and ACL of $16 and $21)	$42,567	$39,818
Fixed maturities, at fair value using the fair value option ("FVO Securities")	308	327
Equity securities, at fair value	603	864
Mortgage loans (net of ACL of $44 and $51)	6,396	6,087
Limited partnerships and other alternative investments	5,042	4,785
Other investments	226	191
Short-term investments	4,068	3,850
Total investments	59,210	55,922
Cash	183	126
Restricted cash	51	63
Accrued investment income	450	404
Premiums receivable and agents' balances (net of ACL of $117 and $109)	5,998	5,607
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $75 and $103)	7,140	7,104
Deferred policy acquisition costs	1,239	1,113
Deferred income taxes, net	1,229	1,173
Goodwill	1,911	1,911
Property and equipment, net	888	896
Other intangible assets, net	637	707
Other assets	1,981	1,754
Total assets	$80,917	$76,780
Liabilities
Unpaid losses and loss adjustment expenses	$44,610	$42,318
Reserve for future policy benefits	448	484
Other policyholder funds and benefits payable	614	638
Unearned premiums	9,408	8,599
Long-term debt	4,366	4,362
Other liabilities	5,024	5,052
Total liabilities	64,470	61,453
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2024 and December 31, 2023, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 326,960,228 shares issued at December 31, 2024 and 326,960,228 shares issued at December 31, 2023	3	3
Additional paid-in capital	578	648
Retained earnings	21,531	19,007
Treasury stock, at cost — 39,404,003 and 28,488,130 shares	(3,113)	(1,816)
Accumulated other comprehensive loss, net of tax	(2,886)	(2,849)
Total stockholders' equity	16,447	15,327
Total liabilities and stockholders’ equity	$80,917	$76,780
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD INSURANCE GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2024	2023	2022
Preferred Stock	$334	$334	$334
Common Stock
Common Stock, beginning of period	3	3	4
Treasury stock retired	—	—	(1)
Common Stock, end of period	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	648	1,895	3,309
Issuance of shares under incentive and stock compensation plans and other	(203)	(153)	(154)
Stock-based compensation plans expense	133	125	131
Treasury stock retired	—	(1,219)	(1,391)
Additional Paid-in Capital, end of period	578	648	1,895
Retained Earnings
Retained Earnings, beginning of period	19,007	17,058	15,770
Net income	3,111	2,504	1,819
Dividends declared on preferred stock	(21)	(21)	(21)
Dividends declared on common stock	(566)	(534)	(510)
Retained Earnings, end of period	21,531	19,007	17,058
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(1,816)	(1,773)	(1,740)
Treasury stock acquired	(1,515)	(1,414)	(1,550)
Treasury stock retired	—	1,219	1,392
Issuance of shares under incentive and stock compensation plans from treasury stock and other	305	207	183
Net shares acquired related to employee incentive and stock compensation plans	(87)	(55)	(58)
Treasury Stock, at cost, end of period	(3,113)	(1,816)	(1,773)
Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,849)	(3,841)	128
Total other comprehensive income (loss)	(37)	992	(3,969)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,886)	(2,849)	(3,841)
Total Stockholders’ Equity	$16,447	$15,327	$13,676

Preferred Shares Outstanding	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	298,472	315,111	334,926
Treasury stock acquired	(14,443)	(19,238)	(22,273)
Issuance of shares under incentive and stock compensation plans and other	4,427	3,299	3,285
Return of shares under incentive and stock compensation plans to treasury stock	(900)	(700)	(827)
Common Shares Outstanding, end of period	287,556	298,472	315,111
Cash dividends declared per common share	$1.930	$1.745	$1.580
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$1,500.00

See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
THE HARTFORD INSURANCE GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2024	2023	2022
Operating Activities
Net income	$3,111	$2,504	$1,819
Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses	61	188	627
Amortization of deferred policy acquisition costs	2,282	2,044	1,824
Additions to deferred policy acquisition costs	(2,408)	(2,159)	(1,939)
Depreciation and amortization	356	510	625
Loss on extinguishment of debt	—	—	9
Other operating activities, net	329	213	109
Change in assets and liabilities:
Increase in reinsurance recoverables	(54)	(155)	(470)
Net change in accrued and deferred income taxes	(100)	(29)	(80)
Increase in insurance liabilities	3,058	1,819	2,192
Net change in premiums receivable and agents' balances	(458)	(708)	(562)
Net change in other assets and other liabilities	(268)	(7)	(146)
Net cash provided by operating activities	5,909	4,220	4,008
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	10,808	6,806	14,996
Fixed maturities, FVO	50	2	2
Equity securities at fair value	401	2,173	1,213
Mortgage loans	740	1,036	973
Limited partnerships and other alternative investments	238	295	349
Payments for the purchase of:
Fixed maturities, AFS	(14,023)	(9,105)	(14,255)
Fixed maturities, FVO	(52)	—	(216)
Equity securities at fair value	(44)	(1,183)	(1,371)
Mortgage loans	(1,025)	(1,055)	(1,596)
Limited partnerships and other alternative investments	(664)	(966)	(1,095)
Net proceeds from (payments for) derivatives	35	(129)	54
Net additions to property and equipment	(145)	(215)	(175)
Net payments for short-term investments	(80)	(69)	(160)
Other investing activities, net	(7)	(21)	4
Net cash used for investing activities	(3,768)	(2,431)	(1,277)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	108	96	88
Withdrawals and other deductions from investment and universal life-type contracts	(115)	(100)	(102)
Repayment of debt	—	—	(600)
Net issuance (return) of shares under incentive and stock compensation plans, including related excise tax benefit	22	6	(19)
Treasury stock acquired, including related excise tax paid	(1,514)	(1,400)	(1,550)
Dividends paid on preferred stock	(21)	(21)	(21)
Dividends paid on common stock	(556)	(528)	(506)
Net cash used for financing activities	(2,076)	(1,947)	(2,710)
Foreign exchange rate effect on cash	(20)	3	(14)
Net increase (decrease) in cash and restricted cash	45	(155)	7
Cash and restricted cash — beginning of period	189	344	337
Cash and restricted cash — end of period	$234	$189	$344
Supplemental Disclosure of Cash Flow Information
Income tax paid	$812	$622	$548
Interest paid	$211	$209	$212
See Notes to Consolidated Financial Statements.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Hartford Insurance Group, Inc. ("HIG") is a holding company for insurance and financial services subsidiaries that provide property and casualty ("P&C") insurance, employee group benefits insurance and services and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”). Previously known as The Hartford Financial Services Group, Inc., the Company changed its name to The Hartford Insurance Group, Inc. on February 6, 2025.
The Hartford conducts business principally in five reportable segments including Business Insurance (formerly "Commercial Lines"), Personal Insurance (formerly "Personal Lines"), Property & Casualty Other Operations, Employee Benefits (formerly "Group Benefits") and Hartford Funds, as well as a Corporate category.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Insurance Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control are reported using the equity method. Intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
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
Adoption of New Accounting Standards
Segment Disclosures
On December 31, 2024, the Company adopted the Financial Accounting Standards Board’s (“FASB”) new guidance on Segment Reporting, that was applied on a retrospective basis for all periods presented. The new guidance requires enhanced disclosures on an annual and quarterly basis about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss, as well as disclosure of the title and position of the CODM and a description of how the reported measure of profit or loss is used to assess segment performance and allocate resources. The Company has included the new disclosures in Note 3 - Segment Information of Notes to Consolidated Financial Statements. The Company will also provide the quarterly disclosures beginning with the March 31, 2025 interim condensed consolidated financial statements. The new guidance did not have an impact on the consolidated financial position, results of operations, or cash flows.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future Adoption of New Accounting Standards
Income Tax Disclosures
The FASB issued new disclosure requirements for income taxes primarily for the income tax rate reconciliation and income taxes paid. The income tax rate reconciliation within the income taxes note will present reconciling items based on specified categories with further disaggregation of items above a prescribed threshold. Disclosure of income taxes paid (net of refunds received) in the consolidated statement of cash flows will be disaggregated by federal (national), state, and foreign taxes with further disaggregation by individual jurisdictions subject to a prescribed threshold. The Company is required to provide the new disclosure annually beginning with the December 31, 2025 consolidated financial statements. Disclosures are required to be provided on a prospective basis with retrospective application permitted. The Company is evaluating the disclosure impact of the new guidance; however, the new guidance will not have an impact on the consolidated financial position, results of operations, or cash flows.
Disaggregated Income Statement Expenses
The FASB issued new guidance on disclosures of disaggregated income statement expenses. The new guidance requires footnote disclosures that will disaggregate expenses included in relevant expense captions into prescribed categories, as well as narrative disclosures about selling expenses. The Company is required to provide the new disclosures beginning with the December 31, 2027 consolidated financial statements and on a quarterly basis beginning with the March 31, 2028 interim condensed consolidated financial statements. The new guidance will be applied on a prospective basis, with retrospective application or early adoption permitted. The Company is evaluating the disclosure impact of the new guidance; however, it will not have an impact on the consolidated financial position, results of operations, or cash flows.
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
Group life, disability and accident premiums are generally due from policyholders, and recognized as revenue, on a pro rata basis over the period of the contracts.
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
Insurance servicing revenues within Personal Insurance consist of up-front commissions earned for collecting premiums and processing claims on insurance policies for which The Hartford does not assume underwriting risk, predominantly related to the National Flood Insurance Plan program. These insurance servicing revenues are recognized in other revenues over the period of the flood program's policy terms.
Employee Benefits earns fee income from employers for the administration of underwriting, implementation and claims processing for employer self-funded plans and for leave management services. Fees are recognized as services are provided and collected monthly.
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
Corporate investment management and other fees are primarily for managing third party invested assets. These fees, calculated based on the average quarterly net asset values, are recorded in the period in which the services are provided and are collected quarterly. Fluctuations in markets and interest rates and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Note 1 - Basis of Presentation and Significant Accounting Policies
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Net written premiums for participating property and casualty insurance policies represented 6%, 6%, and 7% of total net written premiums for each of the years ended December 31, 2024, 2023 and 2022, respectively. Participating dividends to property and casualty policyholders were $39, $39 and $29 for the years ended December 31, 2024, 2023 and 2022, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities consist of bonds, including structured securities, and redeemable preferred stock. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in net realized gains and losses. These investments represent certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives. Equity securities are measured at fair value with any changes in valuation reported in net realized gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally received on a three-month delay. Accordingly, income for the years ended December 31, 2024, 2023, and 2022 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of equity fund investments measured at fair value, overseas deposits which are measured at fair value using the net asset value as a practical expedient, consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies, and derivative instruments which are carried at fair value.
Net Realized Gains and Losses
Net realized gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized gains and losses also result from fair value changes in equity securities, FVO securities, and derivatives contracts that do not qualify, or are not designated, as a hedge for accounting purposes. The Company records net credit losses on fixed maturities, AFS and changes in the ACL on mortgage loans as a component of net realized gains and losses. Future changes in the ACL resulting from improvements in expected future cash flows are recorded through net realized gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For structured financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other structured securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For fixed maturities with an ACL, net investment income is recognized at the original effective rate and accretion of the ACL is recognized through net realized gains and losses. The Company’s non-income producing investments were not material for the years ended December 31, 2024, 2023 and 2022.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

caps, floors, forwards, futures and options to achieve the following Company-approved objectives:
•to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rates or volatility;
•to manage liquidity;
•to control transaction costs; and
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Reinsurance
The Company cedes insurance to other insurers in order to limit its maximum losses, to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies or pools have underwritten.
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. The Company had no deposit liability as of December 31, 2024 or and 2023 reported in other liabilities.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Retroactive reinsurance agreements, including adverse development covers ("ADC"), are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of loss development related to past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses to be recovered under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses, which are a reduction of incurred losses and loss adjustment expenses. The excess of the estimated amounts ultimately to be recovered under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. Ceded loss reserves under retroactive agreements were $1.6 billion and $1.7 billion, and the deferred gain liability reported in other liabilities was $914 and $997, as of December 31, 2024 and 2023, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses to be recovered. The effect on income from change in the deferred gain was a net charge or (benefit) to earnings of $(83), $194 and $229 before tax for the years ended December 31, 2024, 2023, and 2022 respectively.
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
Goodwill
Goodwill represents the excess of the cost to acquire a business over the acquisition date fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Goodwill is tested for impairment by comparing the fair value of a reporting unit to its carrying value. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated consist of Business Insurance, Personal Insurance, Employee Benefits, and Hartford Funds.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carrying amount exceeds fair value. Impaired intangible assets are written down to fair value.
Property and Equipment
Property and equipment, which includes capitalized software and right-of-use lease assets, is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.5 billion and $2.4 billion as of December 31, 2024 and 2023, respectively. Depreciation expense was $177, $204, and $213 for the years ended December 31, 2024, 2023 and 2022, respectively, and is reported in insurance operating costs and other expenses. The costs to access and develop hosted software arrangements, where The Hartford has the right to access and use the software, but not take possession, and the cost of certain software licenses are reported in other assets on a straight-line basis over the service period. Amortization of hosted software and certain software licenses was $108, $85, and $78 for the years ended December 31, 2024, 2023, and 2022, respectively, and is reported in insurance operating costs and other expenses.
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
Unpaid Losses and Loss Adjustment Expenses
For property and casualty and group life, disability and accident insurance and assumed reinsurance products, the Company establishes reserves for unpaid losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The effects of inflation are implicitly considered in the reserving process. In addition, a number of complex factors influence the uncertainties involved with the reserving process including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by reserve line within the various reportable segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
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
For further information about how unpaid losses and loss adjustment expenses are established, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Reserve for Future Policy Benefits
The Company’s reserves for future policy benefits includes paid-up life insurance and whole-life policies resulting from conversion from group life policies included within the Employee Benefits segment and reserves for run-off structured settlement and terminal funding agreement liabilities, which are reported in the Corporate category.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for each of the years ended December 31, 2024, 2023 and 2022, and is presented in benefits losses and loss adjustments expense in the Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions, discounted at the discount rate used when each annual cohort was established, are recognized on a catch-up basis in the Consolidated Statement of Operations.
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
2. EARNINGS PER COMMON SHARE
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2024	2023	2022
Earnings
Net income	$3,111	$2,504	$1,819
Less: Preferred stock dividends	21	21	21
Net income available to common stockholders	$3,090	$2,483	$1,798
Shares
Weighted average common shares outstanding, basic	293.9	307.1	324.8
Dilutive effect of stock-based awards under compensation plans	4.7	4.4	4.7
Weighted average common shares outstanding and dilutive potential common shares [1]	298.6	311.5	329.5
Net income available to common stockholders per common share
Basic	$10.51	$8.09	$5.54
Diluted	$10.35	$7.97	$5.46
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. SEGMENT INFORMATION
The Company currently conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category. The reportable segments are described below and align with the Company’s key product and service offerings. Over 95% of the Company’s revenues are generated in the United States (“U.S.”). The remaining revenues are generated in the U.K. and other international locations.
We report our results of operations consistent with the manner in which our CODM reviews the business, assesses performance, and makes operating decisions on the allocation of resources to each reportable segment. The CODM considers actual results and budget-to-actual variances when assessing segment performance and making decisions on the allocation of resources to each segment. The Company’s CODM is the Chairman and Chief Executive Officer.

The accounting policies of the segments are the same as those described in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company has identified GAAP net income as the reported measure of segment profit or loss.
The Company’s reportable segments, as well as the Corporate category, are as follows:
Business Insurance
Business Insurance provides a variety of insurance products and risk management services in the U.S. and internationally to commercial enterprises of varying sizes, with insurance coverages including workers’ compensation, property, automobile, general liability, umbrella, package business, professional liability, bond, marine, livestock, accident and health, and assumed reinsurance.
Personal Insurance
Personal Insurance provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP through an agreement that is in place through December 31, 2032.
Property & Casualty Other Operations
P&C Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued
writing new business and includes substantially all of the Company’s asbestos and environmental ("A&E") exposures.
Employee Benefits
Employee Benefits provides employers and associations with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Hartford Funds
Hartford Funds offers investment products for retail and retirement accounts and provides investment management, distribution and administrative services such as product design, implementation and oversight. This business also manages a portion of the mutual funds which support third-party life and annuity separate accounts.
Corporate
The Company includes in the Corporate category capital raising activities (including equity financing, debt financing and related interest expense), purchase accounting adjustments related to goodwill, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, transaction expenses incurred in connection with an acquisition, certain M&A costs, and other expenses not allocated to the reportable segments. Interest expense of $199, $199 and $213, on debt for the years ended December 31, 2024, 2023 and 2022, respectively, is included in the Corporate category. Corporate also includes investment management fees and expenses related to managing third party assets.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Segment Revenues

	For the years ended December 31,
	2024	2023	2022
Business Insurance
Workers’ compensation	$3,691	$3,670	$3,499
General liability	2,218	1,977	1,836
Marine	278	256	235
Package business	2,331	2,076	1,844
Commercial property	1,258	1,053	845
Professional Liability	824	787	737
Bond	327	321	303
Assumed reinsurance	758	615	467
Commercial automobile	1,079	927	844
Business Insurance earned premium and fee income	12,764	11,682	10,610
Net investment income	1,714	1,532	1,415
Net realized losses	(73)	(156)	(385)
Other revenue [1]	1	1	(1)
Total Business Insurance	14,406	13,059	11,639
Personal Insurance
Personal automobile	2,425	2,156	2,047
Homeowners	1,061	961	932
Personal Insurance earned premium and fee income [2]	3,486	3,117	2,979
Net investment income	222	171	140
Net realized losses	(14)	(16)	(35)
Other revenue	85	81	73
Total Personal Insurance	3,779	3,353	3,157
P&C Other Operations
Net investment income	74	69	63
Net realized losses	(4)	(7)	(16)
Total P&C Other Operations	70	62	47
Employee Benefits
Group disability	3,576	3,530	3,310
Group life	2,617	2,583	2,393
Other	422	402	354
Employee Benefits premium and other considerations	6,615	6,515	6,057
Net investment income	475	469	524
Net realized losses	(24)	(45)	(122)
Total Employee Benefits	7,066	6,939	6,459
Hartford Funds
Mutual fund and ETF	960	900	964
Third-party life and annuity separate accounts [3]	75	73	80
Hartford Funds fee income	1,035	973	1,044
Net investment income	20	17	9
Net realized gains (losses)	12	10	(24)
Total Hartford Funds	1,067	1,000	1,029
Total segment revenues	$26,388	$24,413	$22,331
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For 2024, 2023 and 2022, AARP members accounted for earned premiums of $3.2 billion, $2.9 billion and $2.7 billion, respectively.
[3]Represents revenues earned for investment advisory services on third party life and annuity separate account AUM by the Company's Hartford Funds segment.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Segment Expenses

	For the years ended December 31,
	2024	2023	2022
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$7,186	$6,575	$5,959
Current accident year catastrophe losses and LAE	486	436	441
Prior accident year development of losses and LAE	(231)	(225)	(231)
Amortization of DAC	1,993	1,779	1,563
Insurance operating costs	1,973	1,837	1,788
Amortization of other intangible assets	29	29	29
Dividends to policyholders	39	39	29
Total Business Insurance	11,475	10,470	9,578
Personal Insurance
Current accident year losses and LAE before catastrophes	2,351	2,287	1,969
Current accident year catastrophe losses and LAE	282	240	208
Prior accident year development of losses and LAE	(108)	11	(13)
Amortization of DAC	255	231	228
Insurance operating costs	673	576	594
Amortization of other intangible assets	2	2	2
Total Personal Insurance	3,455	3,347	2,988
P&C Other Operations
Prior accident year development of losses and LAE	219	224	280
Insurance operating costs	9	4	9
Total P&C Other Operations	228	228	289
Employee Benefits
Group disability losses	2,432	2,370	2,263
Group life losses	2,060	2,157	2,091
Group losses - other	189	156	163
Amortization of DAC	34	34	33
Insurance operating costs and other expenses	1,609	1,514	1,467
Amortization of other intangible assets	40	40	40
Total Employee Benefits	6,364	6,271	6,057
Hartford Funds
Sub-advisory expense	289	265	282
Employee compensation and benefits	131	121	123
Distribution and service	299	289	315
General, administrative and other	105	106	106
Total Hartford Funds	824	781	826
Total significant segment expenses	$22,346	$21,097	$19,738

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment/Category Summary For the Year Ended December 31, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$12,764	$3,486	$—	$6,615	$1,035	$23,900	$40	$23,940
Net investment income	1,714	222	74	475	20	2,505	63	2,568
Net realized gains/(losses)	(73)	(14)	(4)	(24)	12	(103)	42	(61)
Other revenue [1]	1	85	—	—	—	86	2	88
Total Revenues	14,406	3,779	70	7,066	1,067	26,388	147	26,535
Significant segment expenses	11,475	3,455	228	6,364	824	22,346		22,346
Other segment expenses [2]	6	67	4	—	—	77		77
Corporate expenses							263	263
Income tax expense/(benefit)	576	49	(35)	141	51	782	(44)	738
Net income (loss)	$2,349	$208	$(127)	$561	$192	$3,183	$(72)	$3,111

Other segment disclosures:
Amortization of DAC	$1,993	$255	$—	$34	$—	$2,282	$—	$2,282
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
Total Assets	$53,296	$6,034	$4,312	$13,502	$761	$77,905	$3,012	$80,917

Segment/Category Summary For the Year Ended December 31, 2023
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$11,682	$3,117	$—	$6,515	$973	$22,287	$39	$22,326
Net investment income	1,532	171	69	469	17	2,258	47	2,305
Net realized gains/(losses)	(156)	(16)	(7)	(45)	10	(214)	26	(188)
Other revenue [1]	1	81	—	—	—	82	2	84
Total Revenues	13,059	3,353	62	6,939	1,000	24,413	114	24,527
Significant segment expenses	10,470	3,347	228	6,271	781	21,097		21,097
Other segment expenses [2]	2	60	—	—	—	62		62
Corporate expenses							280	280
Income tax expense/(benefit)	502	(15)	(36)	133	45	629	(45)	584
Net income (loss)	$2,085	$(39)	$(130)	$535	$174	$2,625	$(121)	$2,504

Other segment disclosures:
Amortization of DAC	$1,779	$231	$—	$34	$—	$2,044	$—	$2,044
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
Total Assets	$49,711	$5,579	$4,235	$13,697	$684	$73,906	$2,874	$76,780

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment/Category Summary For the Year Ended December 31, 2022
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$10,610	$2,979	$—	$6,057	$1,044	$20,690	$49	$20,739
Net investment income	1,415	140	63	524	9	2,151	26	2,177
Net realized losses	(385)	(35)	(16)	(122)	(24)	(582)	(45)	(627)
Other revenue/(loss) [1]	(1)	73	—	—	—	72	1	73
Total Revenues	11,639	3,157	47	6,459	1,029	22,331	31	22,362
Significant segment expenses	9,578	2,988	289	6,057	826	19,738		19,738
Other segment expenses [2]	11	56	—	—	—	67		67
Corporate expenses							295	295
Income tax expense/(benefit)	426	22	(52)	75	41	512	(69)	443
Net income (loss)	$1,624	$91	$(190)	$327	$162	$2,014	$(195)	$1,819

Other segment disclosures:
Amortization of DAC	$1,563	$228	$—	$33	$—	$1,824	$—	$1,824
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
[1] Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2] Other segment expenses primarily consists of integration costs associated with the 2019 acquisition of Navigators Group for Business Insurance and servicing expenses for Personal Insurance.
Non-Insurance Revenue from Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2024	2023	2022
Business Insurance
Installment billing fees	Fee income	$43	$41	$39
Personal Insurance
Installment billing fees	Fee income	33	30	30
Insurance servicing revenues	Other revenues	85	81	73
Employee Benefits
Administrative services	Fee income	222	217	187
Hartford Funds
Advisory, servicing and distribution fees	Fee income	1,035	973	1,044
Corporate
Investment management and other fees	Fee income	40	39	49
Other	Other revenues	—	1	1
Total non-insurance revenues with customers		$1,458	$1,382	$1,423
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
The fair value hierarchy levels are as follows:
Level 1    Fair values based on unadjusted quoted prices for identical assets or liabilities, in active markets that the Company has the ability to access at the measurement date.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$3,937	$—	$3,915	$22
Collateralized loan obligations ("CLOs")	3,250	—	3,134	116
Commercial mortgage-backed securities ("CMBS")	2,736	—	2,569	167
Corporate	20,636	—	18,355	2,281
Foreign government/government agencies	480	—	480	—
Municipal	5,304	—	5,304	—
Residential mortgage-backed securities ("RMBS")	5,230	—	5,206	24
U.S. Treasuries	994	57	937	—
Total fixed maturities, AFS	42,567	57	39,900	2,610
FVO securities	308	—	111	197
Equity securities, at fair value [1]	603	372	144	87
Derivative assets
Credit derivatives	30	—	30	—
Equity derivatives	4	—	4	—
Foreign exchange derivatives	23	—	23	—
Total derivative assets [2]	57	—	57	—
Short-term investments	4,068	1,271	2,699	98
Total assets accounted for at fair value on a recurring basis	$47,603	$1,700	$42,911	$2,992
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Foreign exchange derivatives	18	—	18	—
Total derivative liabilities [3]	(12)	—	(12)	—
Total liabilities accounted for at fair value on a recurring basis	$(12)	$—	$(12)	$—

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,320	$—	$3,320	$—
CLOs	3,090	—	2,977	113
CMBS	3,125	—	2,898	227
Corporate	17,866	—	16,005	1,861
Foreign government/government agencies	562	—	562	—
Municipal	6,039	—	6,039	—
RMBS	4,287	—	4,251	36
U.S. Treasuries	1,529	18	1,511	—
Total fixed maturities, AFS	39,818	18	37,563	2,237
FVO securities	327	—	160	167
Equity securities, at fair value [1]	864	333	473	58
Derivative assets
Credit derivatives	(10)	—	(10)	—
Foreign exchange derivatives	9	—	9	—
Total derivative assets [2]	(1)	—	(1)	—
Short-term investments	3,850	1,400	2,425	25
Total assets accounted for at fair value on a recurring basis	$44,858	$1,751	$40,620	$2,487
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$10	$—	$10	$—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	(6)	—	(6)	—
Total derivative liabilities [3]	8	—	8	—
Total liabilities accounted for at fair value on a recurring basis	$8	$—	$8	$—
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

The Company has overseas deposits included in other investments of $61 and $75 as of December 31, 2024 and December 31, 2023, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
THE HARTFORD INSURANCE GROUP, INC.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2024
CMBS [3]	$166	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,221 bps	418 bps	Decrease
Corporate [4]	$2,166	Discounted cash flows	Spread	81 bps	794 bps	286 bps	Decrease
RMBS [3]	$19	Discounted cash flows	Spread [6]	100 bps	372 bps	181 bps	Decrease
			Constant prepayment rate [6]	1%	6%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	41%	Decrease
Short-term investments	$98	Discounted cash flows	Spread	266 bps	266 bps	266 bps	Decrease

As of December 31, 2023
CLOs [3]	$98	Discounted cash flows	Spread	268 bps	270 bps	269 bps	Decrease
CMBS [3]	$226	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	365 bps	1,315 bps	509 bps	Decrease
Corporate [4]	$1,741	Discounted cash flows	Spread	49 bps	743 bps	323 bps	Decrease
RMBS	$36	Discounted cash flows	Spread [6]	32 bps	298 bps	161 bps	Decrease
			Constant prepayment rate [6]	1%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	10%	70%	41%	Decrease
Short-term investments [3]	$15	Discounted cash flows	Spread	579 bps	1,254 bps	1,225 bps	Decrease

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
As of December 31, 2024 and 2023, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of December 31, 2024, no significant adjustments were made by the Company to broker prices received.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$70	$—	$—	$—	$(48)	$22
CLOs	113	—	—	919	(64)	—	—	(852)	116
CMBS	227	(6)	18	—	(10)	(67)	39	(34)	167
Corporate	1,861	—	(23)	876	(316)	(126)	9	—	2,281
RMBS	36	—	—	90	(17)	—	—	(85)	24
Total fixed maturities, AFS	2,237	(6)	(5)	1,955	(407)	(193)	48	(1,019)	2,610
FVO securities	167	(7)	—	52	(15)	—	—	—	197
Equity securities, at fair value	58	3	—	49	(20)	(3)	—	—	87
Short-term investments	25	—	—	145	(72)	—	—	—	98
Total Assets	$2,487	$(10)	$(5)	$2,201	$(514)	$(196)	$48	$(1,019)	$2,992

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2023
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2023	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2023
Assets
Fixed maturities, AFS
ABS	$30	$—	$—	$82	$—	$—	$—	$(112)	$—
CLOs	115	—	—	102	(49)	—	—	(55)	113
CMBS	222	(2)	3	6	(18)	(5)	21	—	227
Corporate	1,589	(5)	71	458	(196)	(11)	50	(95)	1,861
RMBS	95	—	—	40	(29)	—	—	(70)	36
Total fixed maturities, AFS	2,051	(7)	74	688	(292)	(16)	71	(332)	2,237
FVO securities	178	(1)	—	—	(10)	—	—	—	167
Equity securities, at fair value	61	(1)	—	1	(3)	—	—	—	58
Short-term investments	193	—	—	48	(216)	—	—	—	25
Total Assets	$2,483	$(9)	$74	$737	$(521)	$(16)	$71	$(332)	$2,487
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End
	December 31, 2024		December 31, 2023
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
CLOs	$—	$—	$—	$1
CMBS	—	10	—	2
Corporate	—	(26)	(6)	71
Total fixed maturities, AFS	—	(16)	(6)	74
FVO securities	(7)	—	(1)	—
Equity securities, at fair value	—	—	(1)	—
Total Assets	$(7)	$(16)	$(8)	$74
[1]All amounts in these rows are reported in net realized gains (losses). All amounts are before income taxes.
[2]Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
[3]Changes in unrealized gains (losses) on fixed maturities, AFS are reported in changes in net unrealized gain (loss) on fixed maturities in the Consolidated Statements of Comprehensive Income (Loss).
Fair Value Option
The Company has elected the fair value option for certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives with underlying credit risk related to residential real estate in order to reflect changes in fair value in earnings. These instruments are included within FVO securities on the Consolidated Balance Sheets and changes in the fair value of these investments are reported in net realized gains and losses.
As of December 31, 2024 and 2023, the fair value of assets using the fair value option was $308 and $327, respectively, of which $197 and $167, respectively, were residual interests of securitizations.
For the years ended December 31, 2024, 2023, and 2022, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(5), $5, and $(28), respectively.

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2024			December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,396	$5,901	Level 3	$6,087	$5,584
Liabilities
Other policyholder funds and benefits payable	Level 3	$614	$614	Level 3	$638	$639
Senior notes [2]	Level 2	$3,867	$3,406	Level 2	$3,863	$3,533
Junior subordinated debentures [2]	Level 2	$499	$460	Level 2	$499	$429
[1]As of December 31, 2024 and December 31, 2023, the carrying amount of mortgage loans is net of ACL of $44 and $51, respectively
[2]Included in long-term debt in the Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INVESTMENTS
Net Investment Income

	For the years ended December 31,
(Before tax)	2024	2023	2022
Fixed maturities [1]	$2,204	$1,895	$1,469
Equity securities	35	45	57
Mortgage loans	266	235	211
Limited partnerships and other alternative investments	148	212	515
Other investments [2]	14	9	5
Gross investment income	$2,667	$2,396	$2,257
Investment expenses	(99)	(91)	(80)
Total net investment income	$2,568	$2,305	$2,177
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Net Realized Gains (Losses)

	For the years ended December 31,
(Before tax)	2024	2023	2022
Gross gains on sales of fixed maturities	$31	$30	$57
Gross losses on sales of fixed maturities	(198)	(149)	(315)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	(11)	100	(83)
Change in net unrealized gains (losses) of equity securities	84	(22)	(266)
Net realized and unrealized gains (losses) on equity securities	73	78	(349)
Net credit losses on fixed maturities, AFS	(2)	(14)	(18)
Change in ACL on mortgage loans	3	(15)	(7)
Intent-to-sell impairments	—	—	(6)
Other, net [2]	32	(118)	11
Net realized (losses)	$(61)	$(188)	$(627)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $68, $17, and $(108) for the years ended December 31, 2024, 2023, and 2022, respectively.
[2]Includes gains (losses) on non-qualifying derivatives for the years ended December 31, 2024, 2023, and 2022 of $13, $(108), and $46, respectively, and gains (losses) from transactional foreign currency revaluation of $20, $(15), and $28, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $5.7 billion, $3.8 billion, and $11.4 billion for the years ended December 31, 2024, 2023, and 2022, respectively. Sales of fixed maturities, AFS in 2024 were primarily a result of tactical changes to the portfolio driven by changing market conditions, in addition to duration and liquidity management. Non-cash investing activities for the year ended December 31, 2024, included $18 related to the exchange of short-term investments for equity securities. Non-cash investing activities for the year ended December 31, 2023, included $80, related to the exchange of short-term investments for mortgage loans.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2024 and December 31, 2023, the Company reported accrued investment income related to fixed maturities, AFS of $412 and $371, respectively, and accrued investment income related to mortgage loans of $22 and $20, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	For the years ended December 31,
	2024			2023			2022
(Before tax)	CMBS	Corporate	Total	CMBS	Corporate	Total	CMBS	Corporate	Foreign govt./govt. agencies	Total
Balance as of beginning of period	$12	$9	$21	$10	$2	$12	$—	$1	$—	$1
Credit losses on fixed maturities where an allowance was not previously recorded	1	—	1	—	9	9	7	10	3	20
Reduction due to sales	—	(3)	(3)	—	(5)	(5)	—	(3)	(1)	(4)
Reduction due to intent to sell	—	—	—	—	—	—	—	—	(3)	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	1	1	2	3	5	3	(3)	1	1
Write-offs charged against the allowance	—	(4)	(4)	—	—	—	—	(3)	—	(3)
Balance as of end of period	$13	$3	$16	$12	$9	$21	$10	$2	$—	$12

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2024					December 31, 2023
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$3,948	$—	$28	$(39)	$3,937	$3,347	$—	$18	$(45)	$3,320
CLOs	3,237	—	13	—	3,250	3,104	—	3	(17)	3,090
CMBS	2,976	(13)	21	(248)	2,736	3,466	(12)	19	(348)	3,125
Corporate	21,555	(3)	117	(1,033)	20,636	18,691	(9)	197	(1,013)	17,866
Foreign govt./govt. agencies	500	—	3	(23)	480	583	—	6	(27)	562
Municipal	5,574	—	77	(347)	5,304	6,207	—	131	(299)	6,039
RMBS	5,610	—	13	(393)	5,230	4,675	—	18	(406)	4,287
U.S. Treasuries	1,138	—	—	(144)	994	1,653	—	26	(150)	1,529
Total fixed maturities, AFS	$44,538	$(16)	$272	$(2,227)	$42,567	$41,726	$(21)	$418	$(2,305)	$39,818

Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,308	$1,298	$1,526	$1,501
Over one year through five years	9,564	9,414	9,670	9,433
Over five years through ten years	7,687	7,334	6,568	6,211
Over ten years	10,208	9,368	9,370	8,851
Subtotal	28,767	27,414	27,134	25,996
Mortgage-backed and asset-backed securities	15,771	15,153	14,592	13,822
Total fixed maturities, AFS	$44,538	$42,567	$41,726	$39,818
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of December 31, 2024, or December 31, 2023, other than U.S. government securities and certain U.S. government agencies.
As of December 31, 2024, other than U.S. government securities and certain U.S. government agencies, the
Company’s three largest exposures by issuer were NextEra Energy Inc., Morgan Stanley, and the Government of Canada, each of which comprised less than 1% of total invested assets. As of December 31, 2023, other than U.S. government securities and certain U.S. government agencies, the Company’s three largest exposures by issuer were NextEra Energy Inc., the Government of Canada, and Morgan Stanley, each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2024, were the financial services sector, the municipal sector, and the RMBS sector, which comprised approximately 11%, 9%, and 9%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2023, were the municipal sector, the financial services sector, and the RMBS sector, which comprised approximately 11%, 9%, and 8%, respectively, of total invested assets.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,088	$(14)	$407	$(25)	$1,495	$(39)
CLOs	78	—	—	—	78	—
CMBS	228	(4)	2,299	(244)	2,527	(248)
Corporate	5,883	(138)	8,212	(895)	14,095	(1,033)
Foreign govt./govt. agencies	165	(5)	178	(18)	343	(23)
Municipal	1,263	(27)	2,712	(320)	3,975	(347)
RMBS	1,297	(29)	2,672	(364)	3,969	(393)
U.S. Treasuries	406	(26)	461	(118)	867	(144)
Total fixed maturities, AFS in an unrealized loss position	$10,408	$(243)	$16,941	$(1,984)	$27,349	$(2,227)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$604	$(6)	$1,043	$(39)	$1,647	$(45)
CLOs	209	(1)	2,249	(16)	2,458	(17)
CMBS	117	(7)	2,837	(341)	2,954	(348)
Corporate	810	(10)	11,149	(1,003)	11,959	(1,013)
Foreign govt./govt. agencies	27	—	368	(27)	395	(27)
Municipal	329	(3)	3,196	(296)	3,525	(299)
RMBS	181	(3)	3,207	(403)	3,388	(406)
U.S. Treasuries	120	(11)	1,121	(139)	1,241	(150)
Total fixed maturities, AFS in an unrealized loss position	$2,397	$(41)	$25,170	$(2,264)	$27,567	$(2,305)
As of December 31, 2024, fixed maturities, AFS in an unrealized loss position consisted of 3,933 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of December 31, 2024, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The total gross unrealized losses as of December 31, 2024 are largely consistent with year-end 2023.
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
THE HARTFORD INSURANCE GROUP, INC.
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
There were no mortgage loans held-for-sale as of December 31, 2024 or December 31, 2023. For the year ended December 31, 2024, one office property mortgage loan with an amortized cost of $9 was granted a term extension of three years at the original rate, which is a below-market rate, with a borrower experiencing financial difficulties. The modified loan represents less than 1% of the mortgage loan portfolio and is current and performing in conjunction with the modified terms. For the year ended December 31, 2023, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	For the years ended December 31,
	2024	2023	2022
ACL as of beginning of period	$51	$36	$29
Current period provision (release)	(3)	15	7
Current period gross write-offs	(4)	—	—
ACL as of December 31,	$44	$51	$36
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of December 31, 2024, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.63x	$—	—x	$16	1.05x	$37	1.03x	$—	—x	$110	1.68x	$188	1.34x
65% - 80%	89	1.42x	7	1.35x	204	1.89x	421	2.55x	100	3.60x	439	2.01x	1,260	2.26x
Less than 65%	357	1.62x	489	1.39x	696	2.85x	1,108	2.93x	518	2.67x	1,824	2.71x	4,992	2.57x
Total mortgage loans	$471	1.52x	$496	1.39x	$916	2.61x	$1,566	2.79x	$618	2.82x	$2,373	2.53x	$6,440	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $44.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2023
	2023		2022		2021		2020		2019		2018 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$16	1.09x	$38	1.05x	$—	—x	$—	—x	$105	1.41x	$159	1.29x
65% - 80%	—	—x	189	2.13x	457	2.42x	95	3.47x	98	1.77x	252	1.77x	1,091	2.25x
Less than 65%	400	1.47x	724	2.75x	1,105	2.99x	527	2.92x	679	2.90x	1,453	2.67x	4,888	2.72x
Total mortgage loans	$400	1.47x	$929	2.60x	$1,600	2.78x	$622	3.00x	$777	2.76x	$1,810	2.47x	$6,138	2.60x
[1]Amortized cost of mortgage loans excludes ACL of $51.

Mortgage Loans by Region
	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$362	5.6%	$368	6.0%
Middle Atlantic	259	4.0%	238	3.9%
Mountain	764	11.9%	699	11.4%
New England	356	5.5%	351	5.7%
Pacific	1,400	21.8%	1,326	21.6%
South Atlantic	1,821	28.3%	1,776	28.9%
West North Central	97	1.5%	103	1.7%
West South Central	588	9.1%	445	7.2%
Other [1]	793	12.3%	832	13.6%
Total mortgage loans	6,440	100.0%	6,138	100.0%
ACL	(44)		(51)
Total mortgage loans, net of ACL	$6,396		$6,087
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2024		December 31, 2023
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,737	42.5%	$2,363	38.5%
Multifamily	2,161	33.5%	2,200	35.9%
Office	507	7.9%	578	9.4%
Retail [1]	957	14.9%	917	14.9%
Single Family	78	1.2%	80	1.3%
Total mortgage loans	6,440	100.0%	6,138	100.0%
ACL	(44)		(51)
Total mortgage loans, net of ACL	$6,396		$6,087
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2024 and December 31, 2023, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells, and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2024, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.0 billion, of which $4.8 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2023, the Company serviced mortgage loans with a total outstanding principal balance of $9.4 billion, of which $4.4 billion was serviced on behalf of third parties and $5.0 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2024 and December 31, 2023, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements.
Consolidated VIEs
As of December 31, 2024 and 2023, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2024 and 2023 is limited to the total carrying value of $3.2 billion and $3.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of December 31, 2024 and 2023, the Company has outstanding commitments totaling $2.0 billion and $1.7 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization of $2, $1, and $0 respectively, and related tax benefits of $8, $1, and $0, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Consolidated Balance Sheets was $51 and $20 as of December 31, 2024, and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, the Company has outstanding commitments related to affordable housing projects of $267 and $180, respectively, that are contingent on various conditions precedent to funding.
In addition, the Company makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS, and RMBS and are reported in fixed maturities, AFS, and FVO securities, on the Company's Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs, and, where applicable, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
For the year ended December 31, 2024, the Company sold $86 of fixed maturities, AFS for a net realized loss of less than $1 to a CLO issued by a VIE. The Company then purchased $24 of fixed maturities, AFS and $50 of FVO securities from the VIE issuer. These investments are valued based on unobservable inputs and are classified within Level 3 of the fair value hierarchy. In addition, the Company is committed to fund an additional $426 of fixed maturities, AFS in this CLO. The Company has determined it is not the primary beneficiary of the VIE issuer as it has no ability to direct the activities that could significantly affect the economic performance of the securitization.
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of December 31, 2024 and December 31, 2023, the Company reported $0 and $10, respectively, within short-term investments on the Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
Other Collateral Transactions
As of December 31, 2024 and December 31, 2023, the Company pledged collateral of $1 and $7, respectively, of U.S. government securities or cash primarily related to certain bank loan participations committed to through a limited partnership agreement.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the components of the Company’s exposure to other restricted investments.

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,362	$2,339
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,056	890
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	25	30
Fixed maturities in Lloyd's trust account	—	154
Other investments	61	75
Total Other Restricted Investments	$3,504	$3,488
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
Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2024 is limited to the total carrying value of $4.6 billion. In addition, the Company has outstanding commitments totaling $2.1 billion to fund limited partnership investments as of December 31, 2024. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
For the period ended December 31, 2024, aggregate investment income from investments accounted for under the equity method did not exceed 10% of the Company’s before tax consolidated net income. For the periods ended December 31, 2023 and 2022, aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s before tax consolidated net income. Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method based on the most recently available information. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings.

Aggregated summarized financial information of the Company’s equity method investees:
	As of December 31,
	2024	2023
Balance sheet:
Total assets	$356,430	$308,259
Total liabilities	$57,017	$44,950
The Company's carrying value	$4,552	$4,328

	For the years ended December 31,
	2024	2023	2022
Operating results:
Net investment income (loss)	$(1,002)	$(1,240)	$1,604
Net income excluding net investment income	$14,778	$13,000	$11,885
The Company's share of equity method income	$103	$181	$533

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2024 and December 31, 2023, the notional amount of interest rate swaps in offsetting relationships was $344 and $6.6 billion, respectively.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023
Cash flow hedges
Interest rate swaps	$4,225	$3,450	$—	$(1)	$—	$1	$—	$(2)
Foreign currency swaps	646	644	41	13	52	29	(11)	(16)
Total cash flow hedges	4,871	4,094	41	12	52	30	(11)	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	344	6,626	—	(5)	1	—	(1)	(5)
Foreign exchange contracts
Foreign currency swaps and forwards	647	645	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	986	998	—	—	31	27	(31)	(27)
Equity contracts
Equity index options	233	—	4	—	4	—	—	—
Total non-qualifying strategies	2,210	8,269	4	(5)	36	27	(32)	(32)
Total cash flow hedges and non-qualifying strategies	$7,081	$12,363	$45	$7	$88	$57	$(43)	$(50)
Balance Sheet Location
Fixed maturities, AFS	$647	$645	$—	$—	$—	$—	$—	$—
Other investments	3,011	1,662	57	(1)	66	18	(9)	(19)
Other liabilities	3,423	10,056	(12)	8	22	39	(34)	(31)
Total derivatives	$7,081	$12,363	$45	$7	$88	$57	$(43)	$(50)
.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD INSURANCE GROUP, INC.
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
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2024
Other investments	$88	$86	$57	$(55)	$—	$2
Other liabilities	$(43)	$(42)	$(12)	$11	$(1)	$—
As of December 31, 2023
Other investments	$57	$55	$(1)	$3	$—	$2
Other liabilities	$(50)	$(36)	$8	$(22)	$(13)	$(1)
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2024	2023	2022
Interest rate swaps	$(14)	$6	$—
Foreign currency swaps	41	(31)	56
Total	$27	$(25)	$56

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2024		2023		2022
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(25)	$16	$(26)	$15	$6	$(2)
Foreign currency swaps	12	—	10	—	9	—
Total	$(13)	$16	$(16)	$15	$15	$(2)

Total amounts presented on the Consolidated Statement of Operations	$2,568	$199	$2,305	$199	$2,177	$213

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $40. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. Over that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the years ended December 31, 2024, 2023, and 2022, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)

	For the Year Ended December 31,
	2024	2023	2022
Foreign exchange contracts
Foreign currency swaps and forwards	$—	$—	$5
Interest rate contracts
Interest rate swaps and futures	8	(3)	25
Credit contracts
Credit derivatives that purchase credit protection	—	(105)	4
Equity contracts
Equity index options	5	—	(2)
Commodity contracts
Commodity options	—	—	14
Total [1]	$13	$(108)	$46
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	4 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	30	3 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$29				$493	$(29)
As of December 31, 2023
Basket credit default swaps [4]
Investment grade risk exposure	$101	$(1)	5 years	CMBS Credit	AAA	$101	$1
Below investment grade risk exposure	396	24	4 years	Corporate Credit	B+	396	(24)
Below investment grade risk exposure	2	(1)	Less than 1 year	CMBS Credit	CCC-	2	1
Total [5]	$499	$22				$499	$(22)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2024 and 2023, the Company has pledged cash collateral associated with derivative instruments of $31 and $25, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2024 and 2023, the Company pledged securities collateral associated with derivative instruments with a fair value of $1 and $14, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
In addition, as of December 31, 2024 and 2023, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $10 and $16 respectively, which is recorded in other investments or other assets on the Company's Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $103 and $112, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2024 and 2023, the Company accepted cash collateral associated with derivative instruments of $78 and $49, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. Also as of December 31, 2024 and 2023, the Company did not hold securities collateral.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PREMIUMS RECEIVABLE AND AGENTS' BALANCES

Premiums Receivable and Agents' Balances
	As of December 31,
	2024	2023
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,624	$5,303
Receivables for loss sensitive business, by credit quality:
AA	97	94
A	57	54
BBB	193	136
BB	94	84
Below BB	50	45
Total receivables for loss sensitive business	491	413

Total Premiums Receivable and Agents' Balances, Gross	6,115	5,716
ACL	(117)	(109)
Total Premiums Receivable and Agents' Balances, Net of ACL	$5,998	$5,607
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
A portion of the Company's Business Insurance business is written with large deductibles or under retrospectively-rated plans (referred to as "loss sensitive business"). Under some commercial insurance contracts with a large deductible, the Company is obligated to pay the claimant the full amount of the claim and the Company is subsequently reimbursed by the policyholder for the deductible amount. As such, the Company is subject to credit risk until reimbursement is made. Retrospectively-rated policies are utilized primarily for workers' compensation coverage, whereby the ultimate premium is adjusted based on actual losses incurred. Although the premium adjustment feature of a retrospectively-rated policy substantially reduces insurance risk for the Company, it presents credit risk to the Company. The Company’s results of operations could be adversely affected if a significant portion of such policyholders failed to reimburse the Company for the deductible amount or the amount of additional premium owed under retrospectively-rated policies. The Company manages these credit risks through credit analysis, collateral requirements, and oversight.
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$89	$20	$109	$85	$24	$109	$83	$22	$105
Current period provision (release)	64	1	65	52	(2)	50	48	3	51
Current period gross write-offs	(62)	(1)	(63)	(55)	(2)	(57)	(56)	(1)	(57)
Current period gross recoveries	6	—	6	7	—	7	10	—	10
Ending ACL	$97	$20	$117	$89	$20	$109	$85	$24	$109

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD INSURANCE GROUP, INC.
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
The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance and have exhausted their treaty limit. One agreement covered substantially all A&E reserve development for 2016 and prior accident years ("A&E ADC") up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the "Navigators ADC") up to an aggregate limit of $300. As the Company has ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC, respectively, there is no remaining limit available under either agreement as of December 31, 2024. For more information on ADC agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,241, $1,043 and
$1,338 for the years ended December 31, 2024, 2023 and 2022, respectively.
Employee Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $120, $93 and $81 for the years ended December 31, 2024, 2023 and 2022, respectively.
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported ("IBNR") unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR unpaid losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Reinsurance Recoverables by Credit Quality Indicator
	As of December 31, 2024				As of December 31, 2023
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$2,271	$—	$—	$2,271	$2,398	$—	$—	$2,398
A+	2,169	281	224	2,674	2,030	251	241	2,522
A	829	1	—	830	810	1	—	811
A-	622	4	—	626	653	5	—	658
B++	2	—	2	4	2	—	3	5
Below B++	22	—	—	22	22	—	—	22
Total Rated by AM Best	5,915	286	226	6,427	5,915	257	244	6,416
Mandatory (Assigned) and Voluntary Risk Pools	205	—	—	205	208	—	—	208
Captives	402	—	—	402	353	—	—	353
Other not rated companies	176	5	—	181	226	4	—	230
Gross Reinsurance Recoverables	6,698	291	226	7,215	6,702	261	244	7,207
Allowance for uncollectible reinsurance	(72)	(1)	(2)	(75)	(100)	(1)	(2)	(103)
Net Reinsurance Recoverables	$6,626	$290	$224	$7,140	$6,602	$260	$242	$7,104
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company's evaluation of the required ACL for reinsurance recoverables considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. Insurance companies, including reinsurers, are regulated and hold risk-based capital ("RBC") to mitigate the risk of loss due to economic factors and other risks. Non-U.S. reinsurers are either subject to a capital regime substantively equivalent to domestic insurers or we hold collateral to support collection of reinsurance recoverables. As a result, there is limited history of losses from insurer defaults. In 2024, the ACL was reduced due to a decrease in a previously established reserve for an A&E reinsurer that entered liquidation proceedings.

Allowance for Uncollectible Reinsurance
	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
P&C beginning allowance for uncollectible reinsurance	$100	$102	$96
Beginning allowance for disputed amounts	57	60	54
P&C beginning ACL	43	42	42
Current period provision	(6)	3	—
Current period gross write-offs	(13)	(2)	—
P&C ending ACL	24	43	42
Ending allowance for disputed amounts	48	57	60
P&C ending allowance for uncollectible reinsurance	72	100	102
Employee Benefits allowance for uncollectible reinsurance	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2
Total allowance for uncollectible reinsurance	$75	$103	$105

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2024	2023	2022
Direct	$17,622	$16,144	$14,891
Assumed	1,102	975	718
Ceded	(1,775)	(1,642)	(1,490)
Net	$16,949	$15,477	$14,119
Premiums Earned
Direct	$16,915	$15,514	$14,328
Assumed	1,001	826	654
Ceded	(1,742)	(1,612)	(1,462)
Net	$16,174	$14,728	$13,520
Employee Benefits Revenue

	For the years ended December 31,
	2024	2023	2022
Gross earned premiums, fees and other considerations	$6,576	$6,445	$5,988
Reinsurance assumed	166	174	175
Reinsurance ceded	(127)	(104)	(106)
Net earned premiums, fees and other considerations	$6,615	$6,515	$6,057
For its Employee Benefits products, the Company reinsures certain of its risks to other reinsurers under yearly renewable term and coinsurance arrangements and variations thereto. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 9 - Goodwill & Other Intangible Assets
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. GOODWILL & OTHER INTANGIBLE ASSETS
The carrying value of goodwill allocated to reportable segments and the corporate category as of both December 31, 2024 and 2023 was as follows:

Carrying Value
Business Insurance	$659
Personal Insurance	119
Hartford Funds	180
Employee Benefits	723
Corporate [1]	230
Total	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2024 and 2023 includes $138 and $92 for the Employee Benefits and Hartford Funds reporting units, respectively.
The annual goodwill assessment for The Hartford's reporting units was completed as of October 31, 2024 and 2023; all reporting units passed their annual impairment test with a significant margin and as a result there were no write-downs of goodwill.
Other Intangible Assets

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer relationships	$636	$(313)	$323	$636	$(269)	$367
Marketing agreement with Aetna	16	(7)	9	16	(7)	9
Distribution Agreement	79	(75)	4	79	(72)	7
Distribution and Agency relationships & Other	340	(134)	206	340	(111)	229
Total Finite Life Intangibles	1,071	(529)	542	1,071	(459)	612
Total Indefinite Life Intangible Assets	95		95	95		95
Total Other Intangible Assets	$1,166	$(529)	$637	$1,166	$(459)	$707
Expected Before Tax Amortization Expense for Acquired Intangibles as of December 31, 2024

Other Intangible Assets
2025	$71
2026	$70
2027	$68
2028	$64
2029	$62

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
|PROPERTY & CASUALTY INSURANCE PRODUCT RESERVES, NET OF REINSURANCE
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2024	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$34,044	$33,083	$31,449
Reinsurance and other recoverables	6,696	6,465	6,081
Beginning liabilities for unpaid losses and loss adjustment expenses, net	27,348	26,618	25,368
Provision for unpaid losses and loss adjustment expenses
Current accident year	10,305	9,538	8,577
Prior accident year development [1]	(120)	10	36
Total provision for unpaid losses and loss adjustment expenses	10,185	9,548	8,613
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	83	(194)	(229)
Payments
Current accident year	(2,765)	(2,716)	(2,424)
Prior accident years	(5,175)	(5,926)	(4,678)
Total payments	(7,940)	(8,642)	(7,102)
Foreign currency adjustment	(25)	18	(32)
Ending liabilities for unpaid losses and loss adjustment expenses, net	29,651	27,348	26,618
Reinsurance and other recoverables	6,753	6,696	6,465
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$36,404	$34,044	$33,083
[1] Prior accident year development for the year ended December 31, 2024 includes a $145 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigator's ADC as the Company began collecting recoveries of the ceded losses from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc, during the period. Prior accident year development does not include the benefit of a portion of losses ceded under the A&E ADC, which, under retroactive reinsurance accounting, is deferred and is recognized over the period the ceded losses are recovered in cash from NICO. For additional information regarding the two adverse development cover reinsurance agreements, refer to Adverse Development Covers discussion below.
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2024			2023			2022
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,184			$1,255			$1,343
Amount of discount	333			339			347
Carrying value of liability for unpaid losses and loss adjustment expenses	$851			$916			$996
Discount accretion included in losses and loss adjustment expenses	$44			$42			$36
Weighted average discount rate	2.80%			2.74%			2.71%
Range of discount rates	0.83%	-	14.03%	0.83%	-	14.03%	0.83%	-	14.03%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 14.03% for accident year 1981.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2024 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2024	2023	2022
Workers’ compensation	$(258)	$(236)	$(204)
Workers’ compensation discount accretion	44	42	36
General liability	211	41	56
Marine	(1)	(2)	2
Package business	(6)	(24)	(39)
Commercial property	(7)	(7)	(11)
Professional liability	(27)	(2)	(11)
Bond	(56)	(27)	(32)
Assumed reinsurance	24	34	19
Commercial automobile liability	47	20	38
Personal automobile liability	(30)	—	(14)
Homeowners	(28)	(6)	(1)
Net asbestos and environmental reserves	141	—	—
Catastrophes	(87)	(87)	(62)
Uncollectible reinsurance	(19)	13	3
Other reserve re-estimates, net	15	57	27
Prior accident year development, including full benefit for the ADC cession	(37)	(184)	(193)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(83)	194	229
Total prior accident year development	$(120)	$10	$36
[1] The change in deferred gain on retroactive reinsurance for the year ended December 31, 2024, included a benefit for amortization of the Navigators ADC deferred gain of $145. The change in deferred gain for the years ended December 31, 2024, 2023 and 2022 also included $62, $194 and $229, respectively of adverse development on A&E reserves in excess of ceded premium paid.
2024 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small business (formerly "small commercial"), driven by lower than anticipated claim severity. In addition, the 2020 accident year includes a $48 reduction of COVID-19 related reserves driven by favorable claim count emergence.
General liability reserves were increased primarily in response to a higher frequency of large losses in the 2015 to 2019 accident years. In addition, the incurred but not reported reserves for more recent accident years were increased as management has observed an increase in severity on reported claims above expectations and anticipates a higher claim severity trend on unreported claims. Reserves for sexual molestation and sexual abuse claims were increased for older accident years. Lastly, reserves for extra contractual liability claims and other miscellaneous run-off lines were reduced in response to recent favorable loss activity.
Professional liability reserves decreased due to favorable development on directors and officers ("D&O") claims driven by the 2020 to 2022 accident years combined with favorable errors and omissions experience in the 2018 accident year, partially offset by deterioration in older accident years.
Bond reserves decreased due to favorable development on commercial and contract surety and fidelity bonds, driven by accident years 2019 and prior.
Assumed reinsurance reserves were increased due to higher reserve estimates in the Latin America surety and Latin America P&C businesses related to the 2020 to 2023 accident years.
Commercial automobile liability reserves increased primarily due to adverse loss development within accident years 2022 and 2023, driven by higher severity than estimated.
Personal automobile liability reserves were decreased primarily in response to better than anticipated accident years 2021 to 2023 severity for bodily injury liability claims and property damage liability.
Homeowners reserves were decreased primarily due to favorable severity impacting accident years 2022 and 2023.
Asbestos and environmental reserves were reviewed in fourth quarter 2024 resulting in a $203 increase in reserves before ADC reinsurance, including $167 for asbestos and $36 for environmental. The Company ceded to the A&E ADC $62, which is accounted for as a deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with NICO, see the Adverse Development Covers section below and Note 14 - Commitments and Contingencies.
Catastrophes reserves were decreased primarily within Business Insurance driven by a reduction in reserves in accident years 2020 to 2022 related to favorable emergence related to various hail events, as well as favorable development in both

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Business Insurance and Personal Insurance in accident year 2022 related to Hurricane Ian.
Uncollectible reinsurance was decreased due to a reduction in a previously established reserve for an A&E reinsurer that entered into liquidation proceedings.
Other reserve re-estimates, net, were increased primarily due to an increase in unallocated loss adjustment expenses ("ULAE") reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves and an increase in reserves related to unfavorable development from participation in involuntary market pools environmental reserves, partially offset by a decrease in reserves due to lower severity than expected on personal automobile physical damage for accident year 2023.
2023 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within the 2014 to 2020 accident years primarily in small business, driven by lower than previously estimated claim severity. In addition, the majority of the 2020 accident year relates to a $38 reduction of COVID-19 related reserves.
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
Commercial property reserves decreased primarily due to favorable development for accident years 2018 and 2021. In accident year 2022, unfavorable development in middle & large business (formerly "middle & large commercial") was offset by favorable development in global specialty.
Professional liability reserves decreased modestly due to favorable development on directors and officers claims driven by the 2020 and 2021 accident years, partially offset by deterioration in 2019 and prior accident years experience across errors and omissions and other claims.
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
Commercial automobile liability reserves increased primarily due to adverse loss development from elevated large loss frequency and severity pressures within middle & large business for accident year 2022, as well as unfavorable experience in accident year 2019, partly offset by favorable development in accident years 2020 and 2021.
Personal automobile liability reserves were flat as increases for accident year 2022 from higher estimated severity and increasing attorney representation rates were fully offset by decreases, primarily within accident years 2019 to 2021, due to lower estimated severity.
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
Catastrophes reserves were decreased primarily within Business Insurance driven by a reduction in reserves in accident year 2022 for Hurricane Ian and accident year 2021 for Hurricane Ida.
Uncollectible reinsurance was increased primarily in Business Insurance related to a captive reinsurer and, to a lesser extent, an increase in reserves for potential collection disputes and credit concerns.
Other reserve re-estimates, net, were increased primarily due to an increase in ULAE reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves, as well as unfavorable development from participation in involuntary market pools, and increased automobile physical damage severity.
2022 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased for the 2014 through 2018 accident years, predominately within small business, and to a lesser extent in middle & large business, driven by lower than previously estimated claim severity and, to a lesser extent, a $14 reduction of COVID-19 related claims from 2020.
General liability reserves were increased, driven by an increase in the estimated cost to settle large individual claims in middle & large business for the 2016 to 2019 accident years, an increase in excess casualty and environmental in recent accident years, and increases in primary construction on older accident years, partially offset by a decrease in reserves for other mass torts.
Package business reserves decreased due to lower estimated severity and lower estimated loss adjustment expenses for accident years 2018 and prior, and a reduction in property reserves for the 2020 and 2021 accident years.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial property reserves were decreased primarily due to favorable development for the 2020 accident year in middle & large business related to COVID-19 claims.
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
Automobile liability reserves were decreased in Personal Insurance principally due to lower estimated severity on AARP Direct claims, primarily within accident years 2015 to 2020 and were increased in Business Insurance principally due to a higher number of large claims in accident years 2017 to 2019, along with decreasing settlement rates and increasing attorney rep rates.
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
Catastrophes reserves were decreased in both Business Insurance and Personal Insurance with the largest reduction related to 2019 and 2020 wind and hail events.
Other reserve re-estimates, net, were increased primarily due to an increase in ULAE reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves, as well as unfavorable development from participation in involuntary market pools, and increased automobile physical damage severity.
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the Boy Scouts of America ("BSA"), the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford Writing Companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties have appealed the district court’s ruling and that appeal is pending before the Third Circuit. If the court approvals for the BSA’s plan of reorganization are not affirmed on appeal, it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.
Adverse Development Covers
The Company has an adverse development cover reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reinsure loss development after 2016 on substantially all of the Company’s asbestos and environmental reserves (the “A&E ADC”). Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion including reserves for A&E exposure for accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E") and reserves for A&E exposure for accident years 1986 and subsequent from policies underwritten prior to 2016 that are reported in ongoing Business Insurance and Personal Insurance. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and continues to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covered substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid result in a deferred gain. As of December 31, 2024, the Company has incurred $1.5 billion in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty with NICO with no available limit remaining. As such, no remaining coverage is available for any future adverse net reserve development, which may be significant. The Company has recorded a $850 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1.5 billion and ceded premium paid of $650. Recoveries from NICO will be collected once the Company has paid cumulative losses in excess of the $1.7 billion attachment point. The deferred gain will be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.
Immediately after closing on the acquisition of Navigators Group, effective May 23, 2019, the Company purchased the Navigators ADC, an aggregate excess of loss reinsurance agreement covering adverse reserve development, from NICO on behalf of Navigators Insurance Company and certain of its

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2024, the Company has recorded a reinsurance recoverable under the Navigators ADC of $91 as estimated cumulative loss development on the 2018 and prior accident year reserves has exhausted the treaty limit. While the reinsurance recoverable is $91, the Company previously recorded a $209 cumulative deferred gain within other liabilities since, under retroactive reinsurance accounting, ceded losses in excess of the $91 of ceded premium paid must be recognized as a deferred gain. During 2024, the Company collected recoveries from NICO under the Navigators ADC and as a result amortized $145 of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Consolidated Statements of Operations. As there were no collected recoveries during the years ended December 31, 2023, and December 31, 2022, there were no changes to the deferred gain in those years. As of December 31, 2024, and December 31, 2023, the deferred gain on the Navigators ADC was $64 and $209, respectively, and is included in other liabilities on the Consolidated Balance Sheets.
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2024

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,389	$(9,665)	$3,836	$419	$(319)	$12,660	$1,721	$14,381
General liability	9,416	(4,177)	494	202	—	5,935	1,230	7,165
Marine	1,427	(1,114)	15	15	—	343	244	587
Package business	8,630	(6,279)	109	130	—	2,590	31	2,621
Commercial property	4,244	(3,676)	13	31	—	612	299	911
Commercial automobile liability	4,606	(3,106)	16	38	—	1,554	113	1,667
Commercial automobile physical damage	239	(213)	4	1	—	31	—	31
Professional liability	3,042	(1,567)	55	47	—	1,577	611	2,188
Bond	667	(276)	19	33	—	443	14	457
Assumed Reinsurance	2,107	(1,356)	—	7	—	758	30	788
Personal automobile liability	10,862	(9,240)	31	74	—	1,727	18	1,745
Personal automobile physical damage	1,640	(1,574)	7	5	—	78	—	78
Homeowners	5,876	(5,521)	6	42	—	403	5	408
Other ongoing business			168	7	(14)	161	356	517
Asbestos and environmental [1]			315	—	—	315	2,038	2,353
Other operations [1]			293	171	—	464	43	507
Total P&C	$71,145	$(47,764)	$5,381	$1,222	$(333)	$29,651	$6,753	$36,404
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The reserve lines in the above table and the loss triangles that follow represent the significant lines of business for which the Company regularly reviews the appropriateness of reserve levels. These reserve lines differ from the reserve lines reported on a statutory basis, as prescribed by the National Association of Insurance Commissioners ("NAIC"). The cumulative incurred losses displayed in the above table include the full reinsurance benefit of ceding $300 of losses to the Navigators ADC even though $64 of that benefit has been recorded as a deferred gain within other liabilities. The $300 of Navigators Insurers losses ceded to the Navigators ADC and reflected in the following triangles include $95 for professional liability, $105 for general liability, $38 for marine, $27 for assumed reinsurance, $14 for commercial automobile, $3 for commercial property, and $1 for bond. The triangles do not include $17 of losses ceded to the Navigators ADC related to older accident years and lines of business not in the triangles.
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
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years. Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. IBNR reserves shown in loss triangles include reserves for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2024.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$1,873	$1,835	$1,801	$1,724	$1,714	$1,699	$1,667	$1,645	$1,625	$1,625	$329	114,700
2016		1,772	1,772	1,780	1,767	1,748	1,708	1,670	1,634	1,621	331	112,747
2017			1,862	1,869	1,840	1,822	1,757	1,665	1,635	1,597	392	112,274
2018				1,916	1,917	1,915	1,904	1,870	1,836	1,798	464	120,076
2019					1,937	1,935	1,934	1,934	1,899	1,864	528	121,158
2020						1,865	1,864	1,849	1,808	1,712	601	92,347
2021							1,831	1,832	1,831	1,831	675	103,229
2022								2,000	2,001	2,001	819	114,189
2023									2,166	2,166	1,171	117,297
2024										2,174	1,536	109,521
Total										$18,389

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$261	$576	$778	$909	$1,004	$1,068	$1,117	$1,151	$1,179	$1,200
2016		255	579	779	908	1,003	1,064	1,110	1,145	1,173
2017			261	575	778	900	977	1,035	1,087	1,118
2018				283	624	837	983	1,090	1,170	1,215
2019					291	637	856	1,007	1,129	1,204
2020						223	507	695	850	939
2021							254	562	780	920
2022								293	649	910
2023									286	677
2024										309
Total										$9,665

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$556	$560	$554	$594	$633	$647	$637	$647	$641	$656	$60	16,903
2016		613	583	607	632	632	620	636	670	692	68	17,989
2017			626	614	613	615	613	615	657	690	82	17,581
2018				692	669	697	703	728	751	816	167	19,019
2019					822	826	821	839	859	876	190	18,871
2020						938	922	922	873	857	363	14,574
2021							1,002	991	983	1,000	493	12,839
2022								1,116	1,110	1,167	746	12,673
2023									1,219	1,230	989	10,854
2024										1,432	1,366	7,290
Total										$9,416

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$10	$55	$156	$278	$409	$477	$524	$547	$564	$569
2016		12	52	131	283	368	446	513	564	596
2017			15	67	156	255	344	441	506	553
2018				21	83	177	288	409	512	595
2019					29	100	192	339	501	613
2020						45	110	202	308	432
2021							34	115	209	394
2022								26	134	281
2023									17	128
2024										16
Total										$4,177

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves [1]	Claims Reported
2015	$158	$146	$146	$148	$133	$138	$139	$142	$140	$139	$1	10,559
2016		139	142	137	147	149	146	148	158	157	—	13,811
2017			153	173	160	159	165	167	174	172	—	16,235
2018				131	146	141	146	152	156	155	(5)	10,812
2019					139	135	134	129	127	127	(3)	7,261
2020						145	137	134	137	142	7	5,261
2021							127	127	119	127	15	5,357
2022								140	132	130	22	5,306
2023									134	129	39	4,674
2024										149	83	3,735
Total										$1,427
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$40	$85	$116	$125	$133	$139	$140	$142	$142	$141
2016		35	80	105	122	131	140	143	146	141
2017			47	106	133	143	150	161	170	167
2018				33	94	126	135	142	159	151
2019					34	80	96	105	115	120
2020						31	68	90	99	114
2021							25	63	87	101
2022								27	72	89
2023									22	58
2024										32
Total										$1,114

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$582	$588	$585	$583	$588	$581	$567	$564	$564	$570	$17	42,479
2016		655	638	632	625	611	595	591	590	582	24	44,381
2017			695	702	692	657	644	637	640	638	33	46,958
2018				719	724	688	667	655	654	671	46	45,361
2019					813	769	749	744	747	761	72	43,955
2020						915	893	877	837	828	101	62,964
2021							946	954	958	958	150	47,755
2022								1,038	1,039	1,043	215	47,134
2023									1,250	1,223	378	46,364
2024										1,356	750	42,172
Total										$8,630

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$212	$332	$383	$445	$486	$505	$513	$530	$542	$549
2016		225	353	410	465	500	521	540	545	549
2017			235	372	447	496	534	561	578	593
2018				237	402	451	498	537	571	609
2019					254	413	488	571	626	666
2020						326	493	573	648	699
2021							368	556	650	746
2022								319	633	728
2023									453	725
2024										415
Total										$6,279

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$298	$301	$302	$301	$305	$304	$301	$301	$301	$299	$—	20,977
2016		405	419	399	406	408	408	405	405	405	—	23,927
2017			577	516	456	438	440	438	439	438	2	24,627
2018				450	436	423	403	400	393	393	2	21,821
2019					480	439	418	420	421	420	(1)	20,981
2020						501	469	440	438	437	49	20,529
2021							531	500	463	434	15	18,283
2022								497	481	475	48	17,446
2023									448	424	86	17,003
2024										519	164	15,209
Total										$4,244

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$179	$257	$284	$296	$301	$303	$302	$302	$301	$300
2016		215	342	378	395	401	406	406	407	406
2017			229	378	411	427	432	438	440	441
2018				188	344	378	385	394	394	394
2019					215	351	383	405	407	410
2020						221	336	355	367	373
2021							241	383	403	412
2022								180	369	412
2023									199	300
2024										228
Total										$3,676

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$308	$358	$372	$356	$356	$359	$360	$358	$360	$358	$5	28,750
2016		385	393	390	391	391	395	395	396	395	5	29,266
2017			372	383	379	383	381	394	398	398	2	26,420
2018				349	396	405	406	424	433	435	18	24,816
2019					425	439	450	460	471	479	20	28,627
2020						428	424	419	397	388	44	22,272
2021							440	443	429	410	86	20,222
2022								468	500	547	158	20,891
2023									527	555	279	20,649
2024										641	501	19,954
Total										$4,606

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$62	$142	$207	$267	$314	$335	$344	$348	$350	$351
2016		65	147	232	303	339	357	379	385	388
2017			60	134	211	285	328	368	386	389
2018				62	153	238	305	360	387	406
2019					67	160	247	327	393	428
2020						55	119	200	264	317
2021							55	127	212	282
2022								64	171	294
2023									69	174
2024										77
Total										$3,106

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2022	2023	2024	IBNR Reserves	Claims Reported
2022	$70	$74	$74	$2	16,771
2023		80	81	6	16,832
2024			84	8	15,533
Total			$239

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2022	2023	2024
2022	$59	$73	$72
2023		61	74
2024			67
Total			$213

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$164	$174	$179	$190	$213	$206	$198	$196	$197	$192	$1	7,279
2016		183	176	203	196	194	195	193	191	202	20	8,462
2017			205	203	231	225	239	242	217	227	14	9,555
2018				243	274	270	271	265	324	312	18	9,910
2019					295	313	330	347	354	385	81	9,972
2020						369	363	336	324	298	106	8,034
2021							339	343	327	306	149	6,761
2022								349	355	338	214	7,177
2023									384	388	260	8,049
2024										394	337	7,546
Total										$3,042

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$9	$40	$85	$107	$124	$140	$163	$175	$185	$181
2016		8	51	88	111	124	147	166	176	175
2017			11	48	87	121	149	179	190	189
2018				15	71	127	161	194	232	260
2019					21	77	147	197	241	265
2020						19	71	117	147	171
2021							15	55	95	127
2022								18	64	95
2023									20	76
2024										28
Total										$1,567

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$67	$67	$63	$60	$54	$48	$47	$42	$37	$29	$4	1,413
2016		61	61	61	55	51	45	37	34	28	8	1,348
2017			63	90	101	94	79	70	68	65	22	1,799
2018				68	68	72	71	70	63	54	24	1,750
2019					72	73	74	73	70	61	44	1,925
2020						83	84	79	83	80	51	2,294
2021							85	85	88	84	55	2,989
2022								85	93	93	29	2,571
2023									81	83	63	1,647
2024										90	78	975
Total										$667

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$9	$20	$24	$31	$34	$32	$30	$25	$25	$25
2016		2	12	15	20	22	22	22	20	20
2017			5	46	55	54	42	43	43	43
2018				6	16	23	24	29	30	29
2019					3	13	15	16	16	17
2020						4	12	21	26	27
2021							8	21	23	29
2022								11	42	59
2023									8	17
2024										10
Total										$276

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves [1]	Claims Reported
2015	$102	$92	$94	$94	$95	$96	$96	$96	$96	$96	$—	1,737
2016		88	91	98	100	102	101	102	104	104	(1)	1,996
2017			129	153	161	157	153	155	155	155	—	2,596
2018				128	127	129	134	135	132	132	(6)	3,078
2019					181	189	186	190	208	208	11	3,843
2020						183	180	186	178	181	11	3,374
2021							191	195	203	204	22	2,698
2022								266	274	290	84	2,501
2023									329	327	112	2,354
2024										410	297	1,049
Total										$2,107
[1]Contributing to the negative IBNR reserves for some accident years is a lag in the timing of expected reinsurance recoveries under the Navigators ADC with NICO.

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$42	$64	$77	$83	$91	$94	$95	$95	$96	$96
2016		36	66	84	90	95	97	99	101	101
2017			44	116	135	145	147	149	151	150
2018				25	111	133	139	141	144	133
2019					62	132	153	159	176	185
2020						49	89	113	132	151
2021							46	102	132	157
2022								60	128	173
2023									63	149
2024										61
Total										$1,356

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$1,195	$1,340	$1,338	$1,330	$1,331	$1,328	$1,324	$1,320	$1,319	$1,319	$2	216,911
2016		1,407	1,402	1,393	1,397	1,395	1,386	1,384	1,384	1,388	6	215,877
2017			1,277	1,275	1,228	1,214	1,200	1,198	1,197	1,198	6	187,564
2018				1,108	1,104	1,072	1,058	1,056	1,055	1,054	18	156,295
2019					1,018	1,010	991	986	971	967	10	139,762
2020						805	782	775	741	740	23	96,731
2021							881	886	852	846	57	102,129
2022								928	1,018	1,009	132	107,911
2023									1,138	1,129	270	107,253
2024										1,212	622	94,233
Total										$10,862

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$475	$935	$1,142	$1,243	$1,292	$1,304	$1,310	$1,313	$1,314	$1,315
2016		505	968	1,188	1,308	1,345	1,363	1,373	1,377	1,380
2017			441	836	1,033	1,123	1,161	1,180	1,187	1,189
2018				359	710	888	965	1,011	1,028	1,033
2019					323	654	816	897	933	949
2020						238	486	615	679	709
2021							247	553	691	760
2022								301	662	813
2023									329	731
2024										361
Total										$9,240

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2022	2023	2024	IBNR Reserves	Claims Reported
2022	$533	$549	$539	$3	239,634
2023		574	544	3	234,247
2024			557	28	199,915
Total			$1,640

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2022	2023	2024
2022	$498	$538	$536
2023		513	541
2024			497
Total			$1,574

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$690	$703	$690	$684	$684	$684	$684	$684	$682	$682	$—	120,023
2016		669	673	663	658	658	658	658	658	658	—	119,818
2017			866	889	884	783	775	774	771	769	4	124,780
2018				903	910	673	642	639	645	642	8	102,924
2019					501	475	470	468	467	465	1	84,810
2020						525	512	513	505	499	5	88,546
2021							502	501	491	485	5	77,320
2022								499	507	498	9	64,118
2023									584	573	28	68,405
2024										605	158	58,223
Total										$5,876

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$487	$645	$665	$674	$680	$681	$681	$682	$682	$682
2016		481	621	640	649	653	655	656	657	658
2017			538	747	795	757	761	762	761	763
2018				484	712	616	619	627	626	628
2019					318	425	445	458	460	463
2020						335	454	478	486	490
2021							305	440	464	473
2022								298	453	476
2023									390	521
2024										367
Total										$5,521
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
Reserves for losses are set by line of business within the reportable segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which reported losses emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which reported losses emerge more quickly are referred to as short-tail lines of business. The Company’s shortest tail lines of business are homeowners, commercial property and automobile physical damage. The longest tail lines of business include workers’ compensation, general liability and professional liability. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods after a given accident year and, accordingly, may not be indicative of ultimate losses.
The Company’s reserving actuaries regularly review reserves for both current and prior accident years using the most current claim data. A variety of actuarial methods and judgments are used for most lines of business to arrive at selections of estimated ultimate losses and loss adjustment expenses. The

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
reserve selections incorporate input, as appropriate, from claims personnel, pricing actuaries and operating management about reported loss cost trends and other factors that could affect the reserve estimates.
For both short-tail and long-tail lines of business, an expected loss ratio ("ELR") is used to record initial reserves. This ELR is determined by starting with the average loss ratio of recent prior accident years and adjusting that ratio for the effect of expected changes to earned pricing, loss frequency and severity, mix of business, ceded reinsurance and other factors. For short-tail lines, IBNR for the current accident year ("CAY") gives weight to both the initial ELR multiplied by earned premium approach as well as a loss development approach, given early reported losses are more credible than in long-tailed lines. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the ELR for the period and the earned premium for the period, less reported losses for the period. For certain short-tailed lines of business, including commercial property, homeowners, and automobile physical damage, IBNR amounts in the above loss development triangles are negative in certain accident years due to anticipated salvage and subrogation recoveries on paid losses.
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
Paid development and reported development techniques are used for most lines of business though more weight is given to the reported development method for some of the long-tailed lines like general liability. In addition, for long-tailed lines of business, the Company relies on the ELR method for immature accident years. Frequency/severity techniques are used predominantly for professional liability and are also used for automobile liability. The Berquist-Sherman technique is also used for automobile liability, marine and assumed reinsurance. For most lines, reserves for ALAE, or those expenses related to specific claims, are analyzed using paid development techniques and an analysis of the relationship between ALAE and loss payments. For most of the lines acquired through the Navigators Group book of business, loss and ALAE are reviewed on a combined basis. Reserves for ULAE are determined using the expected cost per claim year and the anticipated claim closure pattern as well as the ratio of paid ULAE to paid losses.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance [1]
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	14.8%	18.4%	12.1%	8.1%	5.7%	4.0%	2.9%	2.1%	1.7%	1.3%
General liability	2.5%	7.8%	11.8%	16.6%	15.5%	12.3%	9.1%	5.9%	3.7%	0.6%
Marine	22.8%	32.0%	16.8%	7.5%	6.7%	6.2%	0.8%	0.4%	(1.5%)	(0.7%)
Package business	35.8%	22.4%	9.6%	9.3%	6.4%	4.3%	3.3%	2.1%	1.4%	1.2%
Commercial property	49.9%	31.9%	7.5%	3.3%	1.5%	0.8%	—%	0.2%	(0.2%)	(0.5%)
Commercial automobile liability	14.1%	19.4%	20.1%	17.0%	12.2%	6.8%	4.2%	1.2%	0.7%	—%
Commercial automobile physical damage	78.2%	17.3%	(0.2%)
Professional liability	5.3%	16.1%	16.5%	11.8%	9.6%	10.3%	8.9%	3.4%	2.4%	(1.9%)
Bond	11.1%	26.4%	11.0%	8.6%	1.2%	(1.1%)	(1.6%)	(7.8%)	(0.3%)	(0.3%)
Assumed Reinsurance	26.1%	33.0%	14.2%	6.8%	5.9%	2.4%	(1.0%)	0.8%	0.1%	(0.4%)
Personal automobile liability	32.7%	34.4%	16.3%	8.0%	3.6%	1.4%	0.6%	0.2%	0.2%	0.1%
Personal automobile physical damage	91.9%	6.3%	(0.4%)
Homeowners	67.7%	26.2%	2.0%	0.6%	0.8%	0.2%	0.1%	0.1%	0.1%	—%
[1]Negative percentages are generally due to salvage, subrogation or other recoveries.
|GROUP LIFE, DISABILITY AND ACCIDENT PRODUCTS
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2024	2023	2022
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,274	$8,160	$8,210
Reinsurance recoverables	254	245	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	8,020	7,915	7,965
Provision for unpaid losses and loss adjustment expenses
Current incurral year	5,195	5,145	4,853
Prior year's discount accretion	194	193	202
Prior incurral year development [1]	(561)	(502)	(381)
Total provision for unpaid losses and loss adjustment expenses [2]	4,828	4,836	4,674
Payments
Current incurral year	(2,735)	(2,575)	(2,456)
Prior incurral years	(2,189)	(2,156)	(2,268)
Total payments	(4,924)	(4,731)	(4,724)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,924	8,020	7,915
Reinsurance recoverables	282	254	245
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,206	$8,274	$8,160
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses of $175, $182 and $185 for the years ended December 31, 2024, 2023 and 2022, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2024			2023			2022
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,111			$8,150			$8,124
Amount of discount	(1,196)			(1,166)			(1,205)
Carrying value of liability for unpaid losses and loss adjustment expenses	$6,915			$6,984			$6,919
Weighted average discount rate	3.3%			3.2%			3.2%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 2.1% for life and disability reserves acquired from Aetna based on interest rates in effect at the acquisition date of November 1, 2017, to 8.0% for the Company’s pre-acquisition reserves for incurral year 1990, and vary by product. Prior year's discount accretion has been calculated as the average reserve balance of discounted reserves for the year times the weighted average discount rate.
2024 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $483 largely driven by long-term disability claim incidence lower than prior assumptions and favorable recoveries on prior incurral year claims, as well as a favorable change in the recovery rate assumption.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $80 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
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
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $6 driven by lower than previously expected claim incidence.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2024

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,365	$(8,243)	$1,400	$193	$(1,121)	$6,594	$270	$6,864
Group life and accident, excluding premium waiver	6,213	(5,669)	145	5	(12)	682	4	686
Group short-term disability			173	10	—	183	—	183
Group life premium waiver			485	9	(63)	431	3	434
Group supplemental health			34	—	—	34	5	39
Total Employee Benefits	$20,578	$(13,912)	$2,237	$217	$(1,196)	$7,924	$282	$8,206
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
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR Reserves	Claims Reported
2015	$1,595	$1,442	$1,422	$1,420	$1,401	$1,385	$1,380	$1,380	$1,380	$1,385	$—	32,589
2016		1,651	1,481	1,468	1,437	1,417	1,409	1,401	1,400	1,407	—	33,307
2017			1,597	1,413	1,358	1,316	1,304	1,296	1,289	1,294	—	30,929
2018				1,647	1,387	1,309	1,277	1,276	1,271	1,279	—	28,428
2019					1,650	1,424	1,327	1,284	1,287	1,277	—	27,467
2020						1,686	1,407	1,323	1,282	1,260	—	25,862
2021							1,768	1,521	1,417	1,351	1	27,156
2022								1,842	1,566	1,452	6	25,952
2023									1,988	1,700	44	28,026
2024										1,960	970	18,035
Total										$14,365

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$108	$460	$687	$806	$891	$962	$1,025	$1,078	$1,125	$1,164
2016		112	479	705	819	907	981	1,043	1,100	1,144
2017			109	452	658	757	842	911	970	1,017
2018				105	447	639	743	827	897	954
2019					101	454	650	751	832	895
2020						100	458	663	767	839
2021							101	493	720	820
2022								101	496	719
2023									116	562
2024										129
Total										$8,243
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2022	2023	2024	IBNR Reserves	Claims Reported
2022	$2,061	$2,053	$2,056	$12	72,225
2023		2,108	2,092	25	74,958
2024			2,065	380	59,084
Total			$6,213

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2022	2023	2024
2022	$1,562	$2,018	$2,040
2023		1,572	2,053
2024			1,576
Total			$5,669
Group life, disability and accident reserves, including IBNR
The majority of Employee Benefits’ reserves are for LTD claimants who are known to be disabled and are currently receiving benefits. A Disabled Life Reserve ("DLR") is calculated for each LTD claim. The DLR for each claim is the expected present value of all estimated future benefit payments and includes estimates of claim recovery, investment yield, and offsets from other income, including offsets from Social Security benefits and workers’ compensation. Estimated future benefit payments represent the monthly income benefit that is paid until recovery, death or expiration of benefits. Claim recoveries are estimated based on claim characteristics such as age and diagnosis and represent an estimate of benefits that will terminate, generally as a result of the claimant returning to work or being deemed able to return to work. The DLR also includes a liability for payments to claimants who have not yet been approved for LTD. In these cases, the present value of future benefits is reduced for the likelihood of claim denial based on Company experience. For claims recently closed due to recovery, a portion of the DLR is retained for the possibility that the claim reopens upon further evidence of disability. In addition, a reserve for estimated unpaid claim expenses is included in the DLR.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
THE HARTFORD INSURANCE GROUP, INC.
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.6%	27.0%	15.9%	8.0%	6.3%	5.2%	4.5%	3.8%	3.3%	2.8%
Group life and accident, excluding premium waiver	75.8%	22.6%	1.1%

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Future Policy Benefits
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. RESERVE FOR FUTURE POLICY BENEFITS

Rollforward of Reserve for Future Policy Benefits
	For the year ended December 31,
	2024			2023			2022
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$49			$47			$58
Balance, ending of the period		$45			$49			$47

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$137	$113	$185	$140	$112	$192	$188	$152	$262
Beginning adjustment for changes in single-A rate	7	(11)	(32)	4	(14)	(39)	47	19	14
Beginning balance at original discount rate	130	124	217	136	126	231	141	133	248
Effect of changes in cash flow assumptions	2	2	—	(2)	—	—	—	—	—
Effect of actual variances from expected experience	1	3	(1)	1	7	(1)	—	5	—
Adjusted beginning balance	133	129	216	135	133	230	141	138	248
Interest accrual and other	7	20	7	7	20	8	8	17	7
Benefit Payments	(12)	(28)	(22)	(12)	(29)	(21)	(13)	(29)	(24)
Ending balance at original discount rate	128	121	201	130	124	217	136	126	231
Ending adjustment for changes in single-A rate	—	(15)	(33)	7	(11)	(32)	4	(14)	(39)
Ending balance at single-A rate	$128	$106	$168	$137	$113	$185	$140	$112	$192

Net reserve for future policy benefits	$128	$61	$168	$137	$64	$185	$140	$65	$192
Weighted-average duration of the reserve for future policy benefits (years)	9.2	11.0	6.3	9.0	12.2	6.4	9.2	11.4	6.4

Net Reserve for Future Policy Benefits
	As of December 31,
	2024	2023	2022
Payout Annuities	$128	$137	$140
Life Conversions	61	64	65
Paid-up Life	168	185	192
Deferred Profit Liability	17	20	19
Other	74	78	86
Total	$448	$484	$502

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Future Policy Benefits
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of December 31,
	2024	2023	2022
Payout Annuities [1]
Expected future benefit payments	$256	$257	$272
Life Conversions
Expected future gross premiums	$106	$114	$120
Expected future benefit payments	$198	$204	$212
Paid-up Life [1]
Expected future benefit payments	$260	$281	$300
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of December 31,
	2024	2023	2022
Payout Annuities
Interest accretion rate	5.6%	5.6%	5.6%
Current discount rate	5.5%	5.0%	5.3%
Life Conversions
Interest accretion rate	4.3%	4.2%	4.1%
Current discount rate	5.6%	5.1%	5.3%
Paid-up Life
Interest accretion rate	2.9%	2.9%	2.9%
Current discount rate	5.3%	5.0%	5.2%
The Company completed a review of cash flow assumptions in the third quarter 2024 and 2023, resulting in immaterial changes to the reserve for future policy benefits. For payout annuities, the net effect of updating cash flow assumptions was offset by a corresponding impact to the deferred profit liability. Gross premiums and interest accretion recognized on long-duration insurance policies for the years ended December 31, 2024, 2023 and 2022 were immaterial.
12. OTHER POLICYHOLDER FUNDS AND BENEFITS PAYABLE
Other policyholder funds and benefits payable of $614, $638 and $658 as of December 31, 2024, 2023 and 2022, respectively, included universal life long-duration contacts of $206, $223 and $232 as well as policyholder balances related to short-duration contracts of $408, $415 and $426. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the year ended December 31,
	2024	2023	2022
Balance, beginning of year	$223	$232	$253
Premiums Received	13	14	15
Policy Charges	(23)	(21)	(23)
Surrenders and Withdrawals	(5)	(6)	(4)
Benefit Payments	(9)	(6)	(20)
Interest Credited	7	10	11
Balance, End of Year	$206	$223	$232
Weighted-average crediting rate	4.3%	4.2%	4.2%
Net Amount at Risk [1]	$824	$917	$987
Cash Surrender Value	$205	$221	$229
[1] Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 12 - Other Policyholder Funds and Benefits Payable
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, 2023 and 2022, universal life contracts of $205, $222 and $230, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.
13. DEBT
The Company’s long-term debt securities are issued by Hartford Insurance Group, Inc. ("HIG Holding Company"), are unsecured obligations of HIG Holding Company, and rank on a parity with all other unsecured and unsubordinated indebtedness of HIG Holding Company.
Debt is carried net of discount and issuance cost.
Long-term Debt by Issuance

	As of December 31,
	2024	2023
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
2.9% Notes, due 2051	600	600
Junior Subordinated Debentures
3-Month term SOFR + 0.26161% + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	4,482	4,482
Unamortized discount and debt issuance cost [2]	(116)	(120)
Total Debt	4,366	4,362
Less: Current maturities	—	—
Long-Term Debt	$4,366	$4,362
[1]The Company has an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments based on 3-month term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26161% plus 2.125 for this debenture.
[2]This amount includes unamortized discount of $68 and $70 as of December 31, 2024 and 2023, respectively, on the 6.1% Notes, due 2041.
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
Junior Subordinated Debentures
As of December 31, 2024 and 2023, the Company has outstanding $500 of callable junior subordinated debentures with a final maturity on February 12, 2067. Interest is payable quarterly in arrears at a variable rate that resets quarterly.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2024

2024 - Current maturities	$—
2026	$—
2027	$—
2028	$—
2029	$600
Thereafter	$3,882
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
As of December 31, 2024 and 2023, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the"Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated the Lloyd's Facility. The purpose of this facility is to issue letters of credit that may be treated as Funds at Lloyd's to support underwriting capacity provided by The Hartford Corporate Underwriters Limited to the Lloyd's syndicate 1221 for the 2025 and 2026 underwriting years of account (and prior open years). The amended and restated Lloyd's Facility has two tranches, with one tranche extending a $74 commitment and the other tranche extending a £79 million ($99 as December 31, 2024). The term of the facility is two years. As of December 31, 2024, letters of credit with an aggregate face amount of $74 and £79 million, or $99, were outstanding under the Lloyd's Facility. As of December 31, 2023, letters of credit with an aggregate face amount of $74 and £79 million, or $101, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford’s consolidated net worth and financial leverage. As of December 31, 2024, The Hartford was in compliance with all financial covenants of the facility.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company ("HLA"), are members of the Federal Home Loan Bank of Boston ("FHLBB"). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. The amount of advances that can be taken is limited to a percentage of the fair value of the assets considered eligible collateral, for example, 96% for U.S. government-backed fixed maturities maturing within 3 years and 75% for AA-rated commercial mortgage-backed fixed maturities maturing in 5 years or more. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements. The Connecticut Department of Insurance permits Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances in 2024. The pledge limit is determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
As of December 31, 2024 and 2023, there were no advances outstanding under the FHLBB facility.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Commitments and Contingencies
THE HARTFORD INSURANCE GROUP, INC.
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
The vast majority of the Company's exposure to A&E relates to accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off A&E"). In addition, since 1986, the Company has written asbestos and environmental exposures under general liability policies and pollution liability under homeowners policies, which are reported in the Business Insurance and Personal Insurance segments, respectively.
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
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages against insureds, emerging risks from products and substances alleged to cause damage, such as per-and polyfluoroalkyl substances ("PFAS"), the risks inherent in major litigation, inconsistent and emerging legal doctrines concerning the existence and scope of coverage for environmental claims, and the scope and level of complexity of the remediation required by regulators.
The reporting pattern for assumed reinsurance claims, including those related to A&E claims, is much longer than for direct claims. In many instances, it takes months or years to determine

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 14 - Commitments and Contingencies
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For its Run-off A&E claims, as of December 31, 2024, the Company reported $224 of net asbestos and environmental reserves, including the benefit of losses ceded to the A&E ADC with NICO. In addition, the Company has recorded $850, including $62 in 2024, of a deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Business Insurance and Personal Insurance. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of December 31, 2024, the Company has incurred $1.5 billion in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior in excess of the treaty limit, including $141 recognized in 2024, are absorbed as a charge to earnings by the Company. The effect of future charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses.

Unfunded Commitments
As of December 31, 2024, the Company has outstanding commitments totaling $3.8 billion, of which $2.1 billion is committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The funding of purchase investments in limited partnerships and other alternative investments are at the discretion of the general partner or manager and may be called at any time. Additionally, $1.0 billion of the outstanding commitments relate to various funding obligations associated with private debt and equity securities, as well as tax credits. The remaining outstanding commitments of $636 relate to mortgage loans. Of the $3.8 billion in total outstanding commitments, $53 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2024 and 2023 the liability balance was $70 and $77, respectively. As of December 31, 2024 and 2023, there were $0 of premium tax offsets related to guaranty fund or other insurance-related assessments for both periods.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2024 was $33 for which the legal entities have posted collateral of $31 in the normal course of business. Based on derivative contractual terms as of December 31, 2024, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. In 2022, the LCL decreased from $25 to $22 primarily reflecting a decrease in the estimated amount payable under guaranteed contracts. In 2023, the LCL decreased to $9 primarily due to an upgrade of Talcott's credit rating, as well as a decrease in the estimated amount payable under guaranteed contracts. During 2024, the LCL decreased to $7 primarily due to an improvement of Talcott's assumed liquidation rate, as well as a decrease in the estimated amount payable under guaranteed contracts. The Company has never experienced a loss on financial guarantees similar to the Talcott Guarantees and we believe the risk of loss is remote.
15. EQUITY
Equity Repurchase Program
In July, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. As of December 31, 2024, the Company has $3.15 billion remaining for equity repurchases under this share repurchase program.
The Hartford's $3.0 billion equity repurchase program authorized by its Board of Directors in August 2022, expired on December 31, 2024. The Hartford's previous $3.0 billion equity repurchase program authorized by its Board of Directors in December 2020 expired on December 31, 2022.
During the year ended December 31, 2024, 2023, and 2022 the Company repurchased $1.5 billion (14.4 million shares), $1.4 billion (19.2 million shares) and $1.6 billion (22.3 million shares), respectively, of common stock under these repurchase programs.
During the period from January 1, 2025 through February 20, 2025, the Company repurchased $248 (2.2 million shares)
under the $3.3 billion repurchase program effective from August 1, 2024 to December 31, 2026.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
The Company accrued $12 in excise taxes on share repurchases as of December 31, 2024 and 2023, partially reduced by share issuances, which are reported in other liabilities on the Company's Consolidated Balance Sheets.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
U.S. Statutory Net Income

	For the years ended December 31,
	2024	2023	2022
Employee Benefits Insurance Subsidiary	$576	$592	$378
Property and Casualty Insurance Subsidiaries	2,112	1,887	1,514
Total	$2,688	$2,479	$1,892
U.S. Statutory Capital

	As of December 31,
	2024	2023
Employee Benefits Insurance Subsidiary	$2,708	$2,748
Property and Casualty Insurance Subsidiaries	13,294	12,549
Total	$16,002	$15,297
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
Dividend Restrictions
Dividends to HIG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The Company’s principal insurance subsidiaries are domiciled in the United States and the United Kingdom.
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
THE HARTFORD INSURANCE GROUP, INC.
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
In 2024, HIG Holding Company received $608 of dividends from HLA, $136 from Hartford Funds and $31 from other non-insurance subsidiaries. In addition, HIG Holding Company received $1.5 billion of net dividends from P&C subsidiaries in 2024, which excludes $75 of P&C dividends that were subsequently contributed to P&C subsidiaries and $50 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have regulatory dividend capacity of $2.0 billion for 2025. The
HIG Holding Company expects to receive approximately $1.7 billion of net dividends after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
HLA has regulatory dividend capacity of $592 in 2025 with approximately $590 of dividends expected in 2025.
There are no current restrictions on HIG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
As of December 31, 2024, the Company's insurance subsidiaries had net assets of $15.1 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HIG Holding Company, without prior regulatory approval.
16. INCOME TAXES
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income before income taxes included income from domestic operations of $3,758, $3,042 and $2,260 for the years ended December 31, 2024, 2023 and 2022, and income (losses) from foreign operations of $91, $46 and $2 for the years ended December 31, 2024, 2023 and 2022.
Income Tax Expense

	For the years ended December 31,
	2024	2023	2022
Income tax expense (benefit)
Current - U.S. federal	$783	$582	$550
Foreign	2	—	(1)
Total current	785	582	549
Deferred - U.S. federal	(57)	6	(124)
Foreign	10	(4)	18
Total deferred	(47)	2	(106)
Total income tax expense	$738	$584	$443
Income Tax Rate Reconciliation

	For the years ended December 31,
	2024	2023	2022
Tax provision at U.S. federal statutory rate	$808	$648	$474
Nontaxable net investment income	(40)	(41)	(29)
Other	(30)	(23)	(2)
Provision for income taxes	$738	$584	$443
The current income tax receivable of $12 as of December 31, 2024 is included in other assets in the Consolidated Balance Sheets. The current income tax payable of $18 as of December 31, 2023, is included in other liabilities in the Consolidated Balance Sheets.
Deferred Taxes
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. State income taxes were $4, $3 and $4 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in other expenses. The Hartford has not recorded state deferred taxes, including net deferred tax assets from state operating loss carryforwards, because the Company does not expect to earn state taxable income to utilize such state tax benefits.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Income Taxes
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Tax Assets (Liabilities)

	As of December 31,
	2024	2023
Deferred tax assets
Loss reserves and tax discount	$550	$517
Unearned premium reserve and other underwriting related reserves	517	483
Employee benefits	181	172
Net unrealized losses on investments	394	387
Net operating loss carryover	41	45
Other	—	1
Total deferred tax assets	1,683	1,605
Valuation allowance	—	(12)
Deferred tax assets, net of valuation allowance	1,683	1,593
Deferred tax liabilities
Deferred acquisition costs	(183)	(163)
Investment-related items	(167)	(110)
Other depreciable and amortizable assets	(91)	(147)
Other	(13)	—
Total deferred tax liabilities	(454)	(420)
Net deferred tax asset	$1,229	$1,173
Management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction, and as part of this assessment, the Company reduced the valuation allowance related to the deferred tax asset for foreign net operating losses from $12 as of December 31, 2023 to $0 as of December 31, 2024. In making the assessment, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences, the ability to hold assets to recovery, and carryovers, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2024	2023	2022
Balance, beginning of period	$26	$22	$16
Gross increases - tax positions in current period	3	5	6
Gross decreases - tax positions in current period	(1)	—	—
Lapse of statute of limitations	(4)	(1)	—
Balance, end of period	$24	$26	$22

The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $14 of its currently unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the applicable statute of limitations.
Other Tax Matters
The federal statute of limitations for the Company is closed through the 2020 tax year with the exception of NOL carryforwards utilized in open tax years and the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest expenses of $1, $2 and $1 for the years ended December 31, 2024, 2023 and 2022. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2024

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(241)	2	27	(10)	10	(34)	(246)
Amounts reclassified from AOCI	169	1	(3)	—	—	32	199
OCI, before tax	(72)	3	24	(10)	10	(2)	(47)
Income tax benefit (expense)	15	(1)	(5)	2	(2)	1	10
OCI, net of tax	(57)	2	19	(8)	8	(1)	(37)
Ending balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2023

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	1,275	(5)	(25)	8	(13)	(148)	1,092
Amounts reclassified from AOCI	133	4	1	—	—	27	165
OCI, before tax	1,408	(1)	(24)	8	(13)	(121)	1,257
Income tax benefit (expense)	(296)	—	5	(2)	3	25	(265)
OCI, net of tax	1,112	(1)	(19)	6	(10)	(96)	992
Ending balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
Changes in AOCI, Net of Tax for the Year ended December 31, 2022

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$1,631	$(2)	$6	$41	$(59)	$(1,489)	$128
OCI before reclassifications	(5,630)	(6)	56	(13)	119	119	(5,355)
Amounts reclassified from AOCI	282	—	(13)	—	—	62	331
OCI, before tax	(5,348)	(6)	43	(13)	119	181	(5,024)
Income tax benefit (expense)	1,123	1	(9)	3	(25)	(38)	1,055
OCI, net of tax	(4,225)	(5)	34	(10)	94	143	(3,969)
Ending balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications from AOCI

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed maturities, AFS	$(169)	$(133)	$(282)	Net realized gains (losses)
	(169)	(133)	(282)	Total before tax
	(35)	(28)	(59)	Income tax expense
	$(134)	$(105)	$(223)	Net income
Unrealized Loss on Fixed Maturities, AFS with ACL
Fixed maturities, AFS	$(1)	$(4)	$—	Net realized gains (losses)
	(1)	(4)	—	Total before tax
	—	(1)	—	Income tax expense
	$(1)	$(3)	$—	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(25)	$(26)	$6	Net investment income
Interest rate swaps	16	15	(2)	Interest expense
Foreign currency swaps	12	10	9	Net investment income
	3	(1)	13	Total before tax
	1	—	3	Income tax expense
	$2	$(1)	$10	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(39)	(34)	(69)	Insurance operating costs and other expenses
	(32)	(27)	(62)	Total before tax
	(7)	—	(13)	Income tax expense
	(25)	(27)	(49)	Net income
Total amounts reclassified from AOCI	$(158)	$(136)	$(262)	Net income

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. EMPLOYEE BENEFIT PLANS
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions related to employee compensation in excess of the amount of eligible compensation that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $193, $163 and $142 for the years ended December 31, 2024, 2023 and 2022, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for each of the years ended December 31, 2024, 2023 and 2022 for these plans was $3.
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
The U.S. Pension Plan includes two benefit formulas, both of which are frozen: a final average pay formula (for which all accruals ceased as of December 31, 2008) and a cash balance formula (for which benefit accruals ceased as of December 31, 2012, although interest will continue to accrue to existing cash balance formula account balances). Employees who were participants as of December 31, 2012 continue to earn vesting credit with respect to their frozen accrued benefits if they continue to work. The interest crediting rate on the cash balance plan is the greater of the average annual yield on 10-year U.S. Treasury Securities published in December of the prior calendar year or 3.3%. The Hartford Excess Pension Plan I and The Hartford Excess Pension Plan II, the Company's non-qualified excess pension benefit plans for certain highly compensated employees, are also frozen.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plans and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The yield curve used to determine the discount rate is based on yields of high-quality fixed income investments grouped by duration, using the above mean average for each duration group. Based on all available market and industry information, it was determined that 5.65% and 5.56% were the appropriate discount rates as of December 31, 2024 to calculate the Company’s U.S. Pension Plan and other postretirement obligations, respectively.
The expected long-term rate of return considers both current market yields and forecasted investment returns expected to be achieved by the plan’s investment strategy over the remaining life of the plan. The Company also considers the plan's funded status, the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. For the pension plan, the Company has assumed an allocation of approximately 81% in fixed income securities and 19% in non-fixed income securities (global equities and limited partnerships) in its assumed expected long-term rate of return for the years ended December 31, 2024 and 2023. For the other postretirement plans, the Company has assumed an allocation of 100% in fixed income securities in its assumptions for the years ended December 31, 2024 and 2023. Based upon these analyses, management determined the long-term rate of return assumption to be 5.90% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2024 and 6.10% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended December 31, 2023. To determine the Company's 2025 expense, the Company has assumed an allocation of 81% in fixed income securities and 19% in non-fixed income securities for the pension plan and an allocation of 100% in fixed income securities for the postretirement plans, contributing to an expected long-term rate of return on plan assets of 6.40% and 4.80% for the Company's U.S. Pension Plan and other postretirement obligations, respectively.

Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	For the years ended December 31,
	2024	2023	2022
Weighted Average Assumptions used to determine benefit obligations
Discount rate:
U.S. Pension Plan	5.65%	5.15%	5.43%
Other Pension Plans	5.59%	5.14%	5.40%
Other postretirement benefits	5.56%	5.13%	5.39%
Interest crediting rate on cash balance plan	4.30%	4.36%	3.89%
Weighted Average Assumptions used to determine net periodic benefit costs:
Discount rate:
U.S. Pension Plan	5.15%	5.43%	2.91%
Other Pension Plans	5.13%	5.40%	2.83%
Other postretirement benefits	5.13%	5.39%	2.72%
Expected long-term rate of return on plan assets:
U.S. Pension Plan	5.90%	6.10%	5.10%
Other Pension Plans	4.00%	4.40%	3.30%
Other postretirement benefits	4.50%	4.50%	4.80%
Assumed Health Care Cost Trend Rates
Pre-65 health care cost trend rate	6.50%	8.00%	7.00%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2045	2038	2032
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	U.S. Pension Plan		Other Pension Plans		Total Pension Plans		Other Postretirement Benefits
	For the years ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation — beginning of year	$3,269	$3,156	$334	$334	$3,603	$3,490	$138	$143
Service cost	2	3	—	—	2	3	—	—
Interest cost	160	163	16	17	176	180	7	7
Plan participants’ contributions	—	—	—	—	—	—	7	8
Actuarial loss (gain)	(9)	38	2	2	(7)	40	(3)	3
Changes in assumptions	(146)	100	(12)	8	(158)	108	(4)	3
Benefits paid [1]	(201)	(191)	(27)	(27)	(228)	(218)	(23)	(26)
Benefit obligation — end of year [2]	$3,075	$3,269	$313	$334	$3,388	$3,603	$122	$138
Change in Plan Assets
Fair value of plan assets — beginning of year	$3,562	$3,513	$11	$11	$3,573	$3,524	$18	$30
Actual return on plan assets	34	254	—	—	34	254	—	1
Employer contributions [3]	—	—	—	1	—	1	6	5
Plan participants' contributions [3]	—	—	—	—	—	—	7	8
Benefits paid [1]	(201)	(191)	(1)	(1)	(202)	(192)	(23)	(26)
Expenses paid	(8)	(14)	—	—	(8)	(14)	—	—
Foreign exchange adjustment	—	—	(1)	—	(1)	—	—	—
Fair value of plan assets — end of year	$3,387	$3,562	$9	$11	$3,396	$3,573	$8	$18
Funded status — end of year	$312	$293	$(304)	$(323)	$8	$(30)	$(114)	$(120)
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$312	$293	$—	$—	$312	$293	$—	$—
Other liabilities	$—	$—	$(304)	$(323)	$(304)	$(323)	$(114)	$(120)
[1]Other postretirement benefits paid represent payments from plan assets for non-key employee postretirement medical benefits, Company assets and plan participants' contributions.
[2]As of December 31, 2024 and 2023, the Accumulated Benefit Obligation is equal to the Projected Benefit Obligation.
[3]Employer and plan participants' contributions for the Other Postretirement Benefits represent funding from Company and plan participant assets.

Changes in assumptions for the U.S. Pension Plan in 2024 primarily included a $145 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 5.15% as of the December 31, 2023 valuation to 5.65% as of the December 31, 2024 valuation. Changes in assumptions in 2023 included an $88 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.43% as of the December 31, 2022 valuation to 5.15% as of the December 31, 2023 valuation.
Changes in assumptions for the Other Pension Plans in 2024 primarily included a $12 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 5.14% as of the December 31, 2023 valuation to 5.59% as of the December 31, 2024 valuation. Changes in assumptions in 2023 included a $7 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.40% as of the December 31, 2022 valuation to 5.14% as of the December 31, 2023 valuation.
Included in the benefit obligation for the U.S. Pension Plan in the table above, the cash balance plan pension benefit obligation was $332 and $357 as of December 31, 2024 and 2023, respectively.
The fair value of assets for total pension plans, and hence the funded status, presented in the table above excludes assets of $245 and $198 as of December 31, 2024 and 2023, respectively, held in rabbi trusts and designated for the Other Pension Plans. The Company made no contribution in 2024, but contributed $3 to the rabbi trusts in 2023. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trusts' assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, total pension plan assets would have been $3,641 and $3,771 as of December 31, 2024 and 2023, respectively, and the funded status of total pension plans would have been $253 and $168 as of December 31, 2024 and 2023, respectively.
The tables below present an aggregate view of net periodic cost (benefit) and components of other comprehensive income and AOCI for pension plans that includes both the U.S. Pension Plan and Other Pension Plans. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Consolidated Statement of Operations.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$2	$3	$4	$—	$—	$—
Interest cost	176	180	111	7	7	4
Expected return on plan assets	(230)	(235)	(202)	(1)	(1)	(2)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	34	29	62	5	5	7
Net periodic cost (benefit)	$(18)	$(23)	$(25)	$4	$4	$2
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2024	2023	2022	2024	2023	2022
Amortization of actuarial loss	$34	$29	$62	$5	$5	$7
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Net actuarial gain (loss)	(41)	(142)	89	7	(6)	30
Prior service cost (credit)	—	—	—	—	—	—
Total	$(7)	$(113)	$151	$5	$(8)	$30
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2024	2023	2022	2024	2023	2022
Net loss	$(1,784)	$(1,777)	$(1,664)	$(76)	$(88)	$(87)
Prior service credit	—	—	—	33	40	47
Total	$(1,784)	$(1,777)	$(1,664)	$(43)	$(48)	$(40)
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Pension Plan Assets at Fair Value

	As of December 31, 2024				As of December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$164	$—	$—	$164	$187	$—	$—	$187
Fixed Income Securities:
Corporate	—	1,586	33	1,619	—	1,643	36	1,679
RMBS	—	105	—	105	—	111	—	111
U.S. Treasuries	8	278	—	286	—	271	—	271
Foreign government	—	9	9	18	—	11	10	21
CMBS	—	28	1	29	—	49	1	50
Other fixed income [1]	—	162	—	162	—	160	—	160
Mortgage Loans	—	—	131	131	—	—	143	143
Equity Securities:
Domestic	14	4	—	18	11	23	—	34
International	—	37	—	37	—	45	—	45
Total pension plan assets at fair value, in the fair value hierarchy [2]	186	2,209	174	2,569	198	2,313	190	2,701
Other Investments, at net asset value [3]:
Limited partnerships				778				826
Total pension plan assets at fair value	$186	$2,209	$174	$3,347	$198	$2,313	$190	$3,527
[1]Includes ABS, municipal bonds and CLOs.
[2]Excludes $49 and $46 as of December 31, 2024 and 2023, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
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

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	Foreign government	Mortgage loans	Other [1]	Totals
Fair Value as of January 1, 2024	$36	$10	$143	$1	$190
Realized gains, net	—	—	—	—	—
Changes in unrealized gains (losses), net	—	(1)	1	—	—
Purchases	5	—	—	—	5
Sales	(8)	—	(13)	—	(21)
Transfers into Level 3 [2]	—	—	—	—	—
Transfers out of Level 3 [2]	—	—	—	—	—
Fair Value as of December 31, 2024	$33	$9	$131	$1	$174

Fair Value as of January 1, 2023	$31	$1	$165	$1	$198
Realized gains (losses), net	—	—	(3)	—	(3)
Changes in unrealized gains (losses), net	2	(1)	8	—	9
Purchases	—	10	3	—	13
Sales	—	—	(30)	—	(30)
Transfers into Level 3 [2]	5	—	—	—	5
Transfers out of Level 3 [2]	(2)	—	—	—	(2)
Fair Value as of December 31, 2023	$36	$10	$143	$1	$190
[1]"Other" includes CMBS.
[2]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing.
There was less than $1 in Company common stock included in the U.S. Pension Plan’s assets as of December 31, 2024 and 2023 as part of a passive indexing strategy.
Other Postretirement Plan Assets at Fair Value

	As of December 31, 2024				As of December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments	$8	$—	$—	$8	$16	$—	$—	$16
Fixed Income Securities:
U.S. Treasuries	—	—	—	—	—	2	—	2
Total other postretirement plan assets at fair value	$8	$—	$—	$8	$16	$2	$—	$18
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2024 and 2023.
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
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected Employer Contributions
The Company does not have a 2025 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2025. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2025 to make this determination.
Benefit Payments

Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and other Postretirement Plans as of December 31, 2024

	Pension Benefits	Other Postretirement Benefits
2025	$249	$15
2026	256	13
2027	261	12
2028	267	11
2029	262	11
2030 - 2034	1,304	46
Total	$2,599	$108
19. STOCK COMPENSATION PLANS
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2024, 2023 and 2022, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Hartford measures stock compensation at the grant date based on the estimated fair value of the award and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2024	2023	2022
Stock-based compensation plans expense	$133	$125	$131
Income tax benefit	(21)	(22)	(22)
Excess tax benefit on awards vested, exercised and expired	(21)	(12)	(12)
Total stock-based compensation plans expense, net of tax	$91	$91	$97
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2024, the total compensation cost related to non-vested awards not yet recognized was $75, which is expected to be recognized over a weighted average period of 2 years.

Stock Plan
Future stock-based awards may be granted under The Hartford's 2020 Stock Incentive Plan (the "Stock Incentive Plan") other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Stock Incentive Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the 2020 Stock Plan, that may be issued to Company employees and third-party service providers during the 10-year duration of the Stock Incentive Plan is the sum of 11,250,000 shares, any shares forfeited subsequent to February 29, 2020, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2024, there were 6,253,061 shares available for future issuance.
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
THE HARTFORD INSURANCE GROUP, INC.
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
Stock Options Valuation Assumptions

	For the years ended December 31,
	2024			2023			2022
Expected dividend yield	1.8%			2.0%			2.3%
Expected annualized spot volatility	19.2%	-	22.7%	24.5%	-	26.0%	28.3%	-	29.6%
Weighted average annualized volatility	21.7%			25.4%			28.8%
Risk-free spot rate	4.3%	-	5.5%	3.8%	-	5.1%	(0.04)%	-	2.0%
Expected term	7.4 years			6.7 years			6.4 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2024
Outstanding at beginning of year	6,071	$55.92
Granted	270	$95.74
Exercised	(1,823)	$50.45
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	4,518	$60.51	5.4	$221
Outstanding, fully vested and expected to vest	4,494	$60.40	5.4	$221
Exercisable at end of year	3,711	$55.85	4.8	$199
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2024, 2023, and 2022 was $25.77, $21.09 and $16.56, respectively. For the years ended December 31, 2024, 2023, and 2022, The Hartford received $92, $47, and $26, respectively, in cash from exercised stock options. The Hartford recognized tax benefits of $4, $3, and $3 on stock options exercised for the years ended December 31, 2024, 2023, and 2022, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $99, $35, and $24, respectively.
Share Awards
Share awards granted under the Stock Incentive Plan and outstanding include restricted stock units and performance shares. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of a performance period of three years. For the 2021 grant year only, the grant was subject to a modifier that increased final performance by 10% based upon results against predetermined year-end 2023 representation goals for women and people of color in executive level roles.

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
THE HARTFORD INSURANCE GROUP, INC.
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
Assumptions for Total Stockholder Return Performance Shares

	For the years ended December 31,
	2024			2023			2022
Volatility of common stock	21.7%			33.0%			35.9%
Average volatility of peer companies	20.0%	-	33.0%	26.0%	-	41.0%	27.0%	-	46.0%
Average correlation coefficient of peer companies	42.0%			52.0%			68.0%
Risk-free spot rate	4.4%			4.4%			1.8%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2024
Non-vested at beginning of year	3,259	$65.44	583	$77.97
Granted	837	$96.34	338	$103.08
Performance based adjustment, net			252	$71.00
Vested	(1,281)	$53.09	(567)	$71.30
Forfeited	(137)	$77.97	(12)	$88.19
Non-vested at end of year	2,678	$80.36	594	$95.49
In addition to the non-vested shares presented in the above table, there are related non-vested dividend equivalent shares. The number of non-vested dividend equivalent shares related to restricted stock units was 107 thousand and 155 thousand as of December 31, 2024 and 2023, respectively, and the number of non-vested dividend equivalent shares related to performance shares was 14 thousand and 18 thousand as of December 31, 2024 and 2023, respectively. The dividend equivalent shares are subject to the same vesting terms as the restricted stock units and performance shares.
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $96.34, $77.72 and $69.32, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2024, 2023, and 2022 was $103.08, $85.69 and $71.54, respectively.
The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $186, $154 and $134, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2024, 2023 and 2022.
Subsidiary Stock Plan
The Hartford has a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $12, $12 and $13 in the years ended December 31, 2024, 2023 and 2022, respectively, for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
THE HARTFORD INSURANCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
as equity because it is not mandatorily redeemable. For the years ended December 31, 2024, 2023 and 2022, the Company repurchased $10, $11 and $10, respectively, in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2024, there were 3,014,109 shares available for future issuance. During the years ended December 31, 2024, 2023 and 2022, 141,500 shares, 194,561 shares, and 194,504 shares were sold, respectively. For the years ended December 31, 2024, 2023 and 2022, The Hartford received $14, $13 and $13, respectively, in cash from sales under this plan.
20. LEASES
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2024 and 2023 was $140 and $141, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheets. The lease liability as of December 31, 2024 and 2023 was $145 and $144, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles. During the years ended December 31, 2024, 2023 and 2022, variable lease costs of $0, $0 and $6, respectively, were reported in restructuring and other costs for lease terminations under Hartford Next (see Note 21 - Restructuring and Other Costs for more information), and were excluded from components of lease expense.
Components of Lease Expense

	For the years ended December 31,
	2024	2023	2022
Operating lease cost	$35	$36	$40
Short-term lease cost	1	—	—
Variable lease cost	1	(2)	—
Sublease income	(3)	(4)	(4)
Total lease costs included in insurance operating costs and other expenses	$34	$30	$36

Supplemental Operating Lease Information

	For the years ended December 31,
	2024	2023	2022
Operating cash flows for operating leases (for the twelve months ended)	$33	$37	$56
Right-of-use asset obtained in exchange for new operating lease liabilities	25	40	6
Weighted-average remaining lease term in years for operating leases	6 years	7 years	6 years
Weighted-average discount rate for operating leases	4.3%	4.0%	3.0%
Maturities of Operating Lease Liabilities as of December 31, 2024

Operating Leases
2025	$31
2026	29
2027	27
2028	23
2029	19
Thereafter	40
Total lease payments	169
Less: Discount on lease payments to present value	24
Total lease liability	$145

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 21 - Restructuring and Other Costs
THE HARTFORD INSURANCE GROUP, INC.
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
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the Company's Consolidated Balance Sheets. For the years ended December 31, 2023 and December 31, 2022, the severance benefits accrual was reduced by $6, and $7 respectively, due to more recent experience of higher than expected voluntary attrition.
As of December 31, 2024, the program is substantially complete, though the Company may incur additional costs related to real estate that has been temporarily idled as part of Hartford Next. Any other remaining costs, including amortization of right of use assets, other lease exit costs, IT costs to retire applications and other expenses are expected to be immaterial.Total restructuring and other costs, excluding any additional costs related to temporarily idled real estate, are expected to be approximately $127, before tax, and have been recognized in the Corporate category for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2022	Incurred in the Year Ended December 31, 2023	Incurred in the Year Ended December 31, 2024	Cumulative Incurred in the Year Ended December 31, 2024	Total Amount Expected to be Incurred
Severance benefits	$(7)	$(6)	$—	$35	$35
IT costs	8	5	—	25	25
Professional fees and other expenses	12	7	2	67	67
Total restructuring and other costs, before tax	$13	$6	$2	$127	$127

Accrued Restructuring and Other Costs
	Year Ended December 31, 2024
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$—	$—	$—	$—
Incurred	—	—	2	2
Payments	—	—	(2)	(2)
Balance, end of period	$—	$—	$—	$—

Accrued Restructuring and Other Costs
	Year Ended December 31, 2023
	Severance Benefits and Related Costs	IT Costs	Professional Fees and Other	Total Restructuring and Other Costs Liability
Balance, beginning of period	$7	$—	$—	$7
Incurred	(6)	5	7	6
Payments	(1)	(5)	(7)	(13)
Balance, end of period	$—	$—	$—	$—

|

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 22 - Subsequent Events
22. SUBSEQUENT EVENTS
Losses from California Wildfires
Beginning January 7, 2025, a series of destructive wildfires affected the Los Angeles County area in California. Based on claims reported and other available information, the Company's preliminary loss estimate from these wildfires for the first quarter of 2025, including potential assessments from the California FAIR Plan, is a range of $300 to $350, net of reinsurance and before tax. The estimate is subject to variability due to the timing of reported claims, the extent of damage to personal and commercial property and automobiles, uncertainty of the availability for recoveries, including potential subrogation, and other factors that may not yet be known to the Company. Given these uncertainties, the wildfire losses may deviate from our estimate.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(in millions)

	As of December 31, 2024
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,424	$4,937	$4,937
States, municipalities and political subdivisions	5,574	5,304	5,304
Foreign governments	500	480	480
Public utilities	2,464	2,305	2,305
All other corporate bonds	19,091	18,331	18,331
All other mortgage-backed and asset-backed securities	11,485	11,210	11,210
Total fixed maturities, available-for-sale	44,538	42,567	42,567
Fixed maturities, at fair value using fair value option	324	308	308
Equity Securities [1]
Common stocks
Industrial, miscellaneous and all other	384	438	438
Non-redeemable preferred stocks	170	165	165
Total equity securities [1]	554	603	603
Mortgage loans [2]	6,440	5,901	6,396
Other investments	252	226	226
Short-term investments	4,068	4,068	4,068
Limited partnerships and other alternative investments [3]	5,042		5,042
Total investments	$61,218		$59,210
[1]Cost of equity securities represents original cost.
[2]Cost of mortgage loans excludes the allowance for credit losses ("ACL") of $44. For further information, refer to Schedule V - Valuation and Qualifying Accounts.
[3]Cost of limited partnerships and other alternative investments is presented as the carrying value, which is primarily accounted for under the equity method.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD INSURANCE GROUP, INC.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2024	2023
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $24 and $29)	$20	$24
Short-term investments	1,290	1,040
Cash	—	—
Investment in affiliates	21,177	20,261
Deferred income taxes	432	439
Unamortized issue costs	1	2
Investment income due and accrued	1	—
Other assets	409	400
Total assets	$23,330	$22,166
Liabilities
Net payable to affiliates	$1,967	$1,918
Long-term debt	4,366	4,362
Other liabilities	550	559
Total liabilities	6,883	6,839
Stockholders’ Equity
Preferred stock	$334	$334
Common stock	3	3
Additional paid-in capital	578	648
Retained Earnings	21,531	19,007
Treasury Stock	(3,113)	(1,816)
Accumulated other comprehensive income (loss), net of tax	(2,886)	(2,849)
Total stockholders’ equity	16,447	15,327
Total liabilities and stockholders’ equity	$23,330	$22,166
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD INSURANCE GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income (Loss)	2024	2023	2022
Net investment income	$47	$33	$13
Net realized gains	4	—	—
Total revenues	51	33	13
Interest expense	199	199	213
Loss on extinguishment of debt	—	—	9
Other expense (income)	(3)	7	(8)
Total expenses	196	206	214
Loss before income taxes and earnings of subsidiaries	(145)	(173)	(201)
Income tax benefit	(44)	(67)	(61)
Loss before earnings of subsidiaries	(101)	(106)	(140)
Earnings of subsidiaries	3,212	2,610	1,959
Net income	3,111	2,504	1,819
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	(3)	(7)	45
Change in net unrealized gain or loss on fixed maturities	—	1	(4)
Change in pension and other postretirement plan adjustments	(5)	(89)	119
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(8)	(95)	160
Other comprehensive income (loss) of subsidiaries	(29)	1,087	(4,129)
Total other comprehensive income (loss)	(37)	992	(3,969)
Total comprehensive income (loss)	$3,074	$3,496	$(2,150)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD INSURANCE GROUP, INC. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2024	2023	2022
Operating Activities
Net income	$3,111	$2,504	$1,819
Loss on extinguishment of debt	—	—	9
Dividends received from subsidiaries	1,587	1,594	1,780
Equity in net income of subsidiaries	(3,212)	(2,610)	(1,959)
Net realized gains	(4)	—	—
Change in operating assets and liabilities	132	75	61
Cash provided by operating activities	1,614	1,563	1,710
Investing Activities
Net proceeds from (payments for) short-term investments	(250)	(208)	899
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4	97	47
Payments for the purchase of:
Equity securities, at fair value	—	—	(5)
Net payments for derivatives	2	(8)	55
Capital returned from (contributions to) subsidiaries	704	503	(6)
Cash provided by investing activities	460	384	990
Financing Activities
Repayments of debt	—	—	(600)
Treasury stock acquired, including related excise tax paid	(1,514)	(1,400)	(1,550)
Net issuance (return of) shares under incentive and stock compensation plans, including related excise tax benefit	22	6	(19)
Dividends paid on common shares	(561)	(532)	(510)
Dividends paid on preferred shares	(21)	(21)	(21)
Cash used for financing activities	(2,074)	(1,947)	(2,700)
Net increase (decrease) in cash	—	—	—
Cash — beginning of period	—	—	—
Cash — end of period	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$211	$209	$212
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Segment/Category	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2024
Business Insurance	$1,093	$31,381	$—	$7,638	$—
Personal Insurance	113	2,239	—	1,728	—
Property & Casualty Other Operations	—	2,784	—	2	—
Employee Benefits	33	8,206	290	40	401
Hartford Funds	—	—	—	—	—
Total Reportable Segments	1,239	44,610	290	9,408	401
Corporate	—	—	158	—	213
Consolidated	$1,239	$44,610	$448	$9,408	$614
As of December 31, 2023
Business Insurance	$976	$29,181	$—	$6,977	$—
Personal Insurance	102	2,068	—	1,582	—
Property & Casualty Other Operations	—	2,795	—	2	—
Employee Benefits	35	8,274	312	38	408
Hartford Funds	—	—	—	—	—
Total Reportable Segments	1,113	42,318	312	8,599	408
Corporate	—	—	172	—	230
Consolidated	$1,113	$42,318	$484	$8,599	$638

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

Segment/Category	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2024
Business Insurance	$12,765	$1,714	$7,441	$1,993	$2,047	$13,351
Personal Insurance	3,571	222	2,525	255	742	3,598
Property & Casualty Other Operations	—	74	219	—	13	—
Employee Benefits	6,615	475	4,681	34	1,649	—
Hartford Funds	1,035	20	—	—	824	—
Total Reportable Segments	23,986	2,505	14,866	2,282	5,275	16,949
Corporate	42	63	8	—	255	—
Consolidated	$24,028	$2,568	$14,874	$2,282	$5,530	$16,949
For the year December 31, 2023
Business Insurance	$11,683	$1,532	$6,786	$1,779	$1,907	$12,279
Personal Insurance	3,198	171	2,538	231	638	3,198
Property & Casualty Other Operations	—	69	224	—	4	—
Employee Benefits	6,515	469	4,683	34	1,554	—
Hartford Funds	973	17	—	—	781	—
Total Reportable Segments	22,369	2,258	14,231	2,044	4,884	15,477
Corporate	41	47	7	—	273	—
Consolidated	$22,410	$2,305	$14,238	$2,044	$5,157	$15,477
For the year December 31, 2022
Business Insurance	$10,609	$1,415	$6,169	$1,563	$1,857	$11,158
Personal Insurance	3,052	140	2,164	228	652	2,961
Property & Casualty Other Operations	—	63	280	—	9	—
Employee Benefits	6,057	524	4,517	33	1,507	—
Hartford Funds	1,044	9	—	—	826	—
Total Reportable Segments	20,762	2,151	13,130	1,824	4,851	14,119
Corporate	50	26	8	—	287	—
Consolidated	$20,812	$2,177	$13,138	$1,824	$5,138	$14,119
[1]Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule IV. Reinsurance

THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE IV
REINSURANCE
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2024
Life insurance in-force	$1,301,304	$35,266	$25,362	$1,291,400	2%
Insurance revenues
Property and casualty insurance	$16,915	$1,742	$1,001	$16,174	6%
Life insurance and annuities	2,582	41	76	2,617	3%
Accident and health insurance	3,994	86	90	3,998	2%
Total insurance revenues	$23,491	$1,869	$1,167	$22,789	5%
For the year ended December 31, 2023
Life insurance in-force	$1,275,984	$33,009	$23,605	$1,266,580	2%
Insurance revenues
Property and casualty insurance	$15,514	$1,612	$826	$14,728	6%
Life insurance and annuities	2,540	33	76	2,583	3%
Accident and health insurance	3,905	71	98	3,932	2%
Total insurance revenues	$21,959	$1,716	$1,000	$21,243	5%
For the year ended December 31, 2022
Life insurance in-force	$1,147,723	$23,330	$22,511	$1,146,904	2%
Insurance revenues
Property and casualty insurance	$14,328	$1,462	$654	$13,520	5%
Life insurance and annuities	2,341	25	77	2,393	3%
Accident and health insurance	3,647	81	98	3,664	3%
Total insurance revenues	$20,316	$1,568	$829	$19,577	4%

|

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
THE HARTFORD INSURANCE GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2024
ACL on fixed maturities, available-for-sale	$21	$2	$(7)	$16
ACL on mortgage loans	$51	$(3)	$(4)	$44
ACL on premiums receivable and agents' balances	$109	$65	$(57)	$117
Allowance for uncollectible reinsurance	$103	$(11)	$(17)	$75
Valuation allowance for deferred taxes	$12	$—	$(12)	$—
2023
ACL on fixed maturities, available-for-sale	$12	$14	$(5)	$21
ACL on mortgage loans	$36	$15	$—	$51
ACL on premiums receivable and agents' balances	$109	$50	$(50)	$109
Allowance for uncollectible reinsurance	$105	$14	$(16)	$103
Valuation allowance for deferred taxes	$27	$—	$(15)	$12
2022
ACL on fixed maturities, available-for-sale	$1	$18	$(7)	$12
ACL on mortgage loans	$29	$7	$—	$36
ACL on premiums receivable and agents' balances	$105	$51	$(47)	$109
Allowance for uncollectible reinsurance	$99	$3	$3	$105
Valuation allowance for deferred taxes	$7	$20	$—	$27

|

THE HARTFORD INSURANCE GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Insurance Group, Inc., f/k/a The Hartford Financial Services Group, Inc., ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
2.03	Stock and Asset Purchase Agreement dated December 3, 2017 by and between The Hartford, Hartford Holdings, Inc. Hopmeadow Acquisition, Inc. Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC.	8-K	001-13958	2.01	12/04/2017
2.04	Master Transaction Agreement by and between Hartford Life & Accident Insurance Company, a subsidiary of The Hartford, and Aetna Inc. dated as of October 22, 2017.	8-K	001-13958	2.01	10/23/2017
2.05	Commitment Agreement by and between The Hartford, The Prudential Insurance Company of America and State Street Global Advisors Trust Company, as the Independent Fiduciary of The Hartford Retirement Plan for U.S. Employees, dated as of June 23, 2017.†	10-Q	001-13958	2.01	07/27/2017
2.06	Agreement and Plan of Merger, dated as of August 22, 2018, by and among The Navigators Group, Inc., The Hartford and Renato Acquisition Co.	8-K/A	001-13958	2.1	08/22/2018
3.01	Amended and Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.01	02/06/2025
3.02	Certificate of Designations with respect to the Series G Preferred Stock of the Company, dated October 30, 2018.	8-K	001-13958	3.1	11/05/2018
3.03	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
4.01	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.02	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford, and Wilmington Trust Company (as successor to LaSalle Bank, National Association), as Trustee.	8-K	001-13958	4.01	02/16/2007
4.03	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.04	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.05	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.06	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.07	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	333-190506	4.07	08/09/2013
4.08	Replacement Capital Covenant dated as of February 15, 2017.	8-K	001-13958	4.01	02/15/2017
4.09	Form of Series G Preferred Stock Certificate (included as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2018).	8-K	001-13958	3.1	11/05/2018

|

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.10	Deposit Agreement, dated November 6, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-13958	4.2	11/06/2018
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2018)	8-K	001-13958	4.3	11/06/2018
4.12	Second Supplemental Indenture, dated as of August 19, 2019, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-13958	4.3	08/19/2019
4.13	Third Supplemental Indenture, dated as of September 21, 2021, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-13958	4.4	09/21/2021
4.14	Description of Securities**
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
		10-K	001-13958	10.01	02/18/2022
10.02	Amended and Restated Credit Agreement dated October 27, 2021, among The Hartford as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	10/28/2021
10.03	First Amendment, entered into as of March 10, 2022, to the Amended and Restated Credit Agreement among The Hartford as borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc. as Sustainability Coordinator and the other parties signatory thereto.	10-Q	001-13958	10.01	04/28/2022
*10.04	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.05	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.06	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.07	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.08	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.09	The Hartford 2014 Incentive Stock Plan, as amended effective October 2, 2023.	10-K	001-13958	10.09	02/23/2024
*10.10	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.11	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.12	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.13	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.02	04/26/2018
*10.14	The Hartford Annual Incentive Plan, as amended October 2, 2023.	10-K	001-13958	10.14	02/23/2024
*10.15	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.16	The Hartford 2020 Incentive Stock Plan, as amended effective October 2, 2023.	10-K	001-13958	10.16	02/23/2024
*10.17	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements, as amended.	10-Q	001-13958	10.01	04/25/2024
*10.18	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.25	02/19/2021

|

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.19	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.	10-K	001-13958	10.26	02/19/2021
*10.20	Amendment to The Hartford Excess Pension Plan II.	10-K	001-13958	10.22	02/18/2022
*10.21	The Hartford Senior Executive Officer Severance Pay Plan (Tier 1), as amended and restated, effective October 2, 2023.	10-K	001-13958	10.21	02/23/2024
*10.22	The Hartford Senior Executive Officer Severance Pay Plan (Tier 2), as amended and restated, effective October 2, 2023.**	10-K	001-13958	10.22	02/23/2024
19.01	The Hartford Insider Trading Policy.**
21.01	Subsidiaries of The Hartford.**
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.**

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.01	The Hartford Clawback Policy.	10-K	001-13958	97.01	02/23/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104.01	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.
†	Certain portions of this exhibit have been omitted pursuant to the Securities and Exchange Commission Order Granting Confidential Treatment Under the Securities Exchange Act of 1934, dated August 7, 2017
††	Certain portions of this exhibit have been omitted pursuant to Section (b)(10)(iv) of Item 601 of Regulation S-K. The registrant agrees to furnish a copy of this exhibit to the Securities and Exchange Commission upon request.

|

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD INSURANCE GROUP, INC.
By:	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 21, 2025

|

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 21, 2025

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 21, 2025

	Beth A. Costello	(Principal Financial Officer)

	/s/ Allison G. Niderno	Senior Vice President and Controller	February 21, 2025

	Allison G. Niderno	(Principal Accounting Officer)

	*	Director	February 21, 2025

Larry D. De Shon

	*	Director	February 21, 2025

Carlos Dominguez

	*	Director	February 21, 2025

Trevor Fetter

	*	Director	February 21, 2025
Donna James

	*	Director	February 21, 2025

Teresa W. Roseborough

	*	Director	February 21, 2025

Virginia P. Ruesterholz

	*	Director	February 21, 2025

Matthew E. Winter

	*	Director	February 21, 2025

Kathleen Winters

*By:	/s/ Donald C. Hunt

Donald C. Hunt
As Attorney-in-Fact