Form 10-Q
period 2025-03-31
HARTFORD INSURANCE GROUP, INC.
filed 2025-04-24
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 23, 2025, there were outstanding 284,102,986 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Insurance Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements, the Risk Factors of The Hartford's 2024 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of March 31, 2025, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
April 24, 2025

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(in millions, except for per share data)	2025	2024
	(Unaudited)
Revenues
Earned premiums	$5,835	$5,446
Fee income	346	333
Net investment income	656	593
Net realized gains (losses)	(49)	28
Other revenues	22	19
Total revenues	6,810	6,419
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	4,000	3,611
Amortization of deferred policy acquisition costs ("DAC")	607	545
Insurance operating costs and other expenses	1,352	1,283
Interest expense	50	50
Amortization of other intangible assets	18	18
Restructuring and other costs	—	1
Total benefits, losses and expenses	6,027	5,508
Income before income taxes	783	911
Income tax expense	153	158
Net income	630	753
Preferred stock dividends	5	5
Net income available to common stockholders	$625	$748
Net income available to common stockholders per common share
Basic	$2.18	$2.51
Diluted	$2.15	$2.47

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2025	2024
	(Unaudited)
Net income	$630	$753
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	302	(160)
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	—	1
Change in net gain on cash flow hedging instruments	—	—
Change in foreign currency translation adjustments	—	(1)
Change in liability for future policy benefits adjustments	(3)	5
Change in pension and other postretirement plan adjustments	7	7
OCI, net of tax	306	(148)
Comprehensive income	$936	$605
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $45,790 and $44,538, and ACL of $14 and $16)	$44,204	$42,567
Fixed maturities, at fair value using the fair value option ("FVO Securities")	280	308
Equity securities, at fair value	512	603
Mortgage loans (net of ACL of $43 and $44)	6,356	6,396
Limited partnerships and other alternative investments	5,149	5,042
Other investments	227	226
Short-term investments	3,366	4,068
Total investments	60,094	59,210
Cash	138	183
Restricted cash	78	51
Accrued investment income	461	450
Premiums receivable and agents' balances (net of ACL of $126 and $117)	6,386	5,998
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $75 and $75)	7,185	7,140
Deferred policy acquisition costs	1,287	1,239
Deferred income taxes, net	1,098	1,229
Goodwill	1,911	1,911
Property and equipment, net	909	888
Other intangible assets, net	619	637
Other assets	2,141	1,981
Total assets	$82,307	$80,917
Liabilities
Unpaid losses and loss adjustment expenses	$45,266	$44,610
Reserve for future policy benefits	449	448
Other policyholder funds and benefits payable	611	614
Unearned premiums	9,874	9,408
Long-term debt	4,368	4,366
Other liabilities	4,895	5,024
Total liabilities	65,463	64,470
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2025 and December 31, 2024, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at March 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	524	578
Retained earnings	22,007	21,531
Treasury stock, at cost 41,855,854 and 39,404,003 shares	(3,444)	(3,113)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,580)	(2,886)
Total stockholders’ equity	16,844	16,447
Total liabilities and stockholders’ equity	$82,307	$80,917
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
(in millions, except for share and per share data)	2025	2024
	(Unaudited)
Preferred Stock	$334	$334
Common Stock	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	578	648
Issuance of shares under incentive and stock compensation plans and other	(130)	(161)
Stock-based compensation plans expense	76	64
Additional Paid-in Capital, end of period	524	551
Retained Earnings
Retained Earnings, beginning of period	21,531	19,007
Net income	630	753
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(149)	(141)
Retained Earnings, end of period	22,007	19,614
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(3,113)	(1,816)
Treasury stock acquired	(404)	(353)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	140	211
Net shares acquired related to employee incentive and stock compensation plans	(67)	(79)
Treasury Stock, at cost, end of period	(3,444)	(2,037)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,886)	(2,849)
Total other comprehensive income (loss)	306	(148)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,580)	(2,997)
Total Stockholders’ Equity	$16,844	$15,468

Preferred Shares Outstanding	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	287,556	298,472
Treasury stock acquired	(3,515)	(3,847)
Issuance of shares under incentive and stock compensation plans and other	1,655	3,004
Return of shares under incentive and stock compensation plans to treasury stock	(592)	(822)
Common Shares Outstanding, at end of period	285,104	296,807
Cash dividends declared per common share	$0.520	$0.470
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024
Operating Activities	(Unaudited)
Net income	$630	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains)	49	(28)
Amortization of deferred policy acquisition costs	607	545
Additions to deferred policy acquisition costs	(655)	(601)
Depreciation and amortization	92	127
Other operating activities, net	115	119
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	(50)	11
Net change in accrued and deferred income taxes	104	102
Increase in insurance liabilities	1,115	870
Net change in premiums receivable and agents' balances	(414)	(396)
Net change in other assets and other liabilities	(608)	(405)
Net cash provided by operating activities	985	1,097
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	2,126	1,548
Fixed maturities, at fair value using the fair value option	25	—
Equity securities, at fair value	35	176
Mortgage loans	237	165
Limited partnership and other alternative investments	56	32
Payments for the purchase of:
Fixed maturities, AFS	(3,171)	(2,752)
Fixed maturities, at fair value using the fair value option	(4)	—
Equity securities, at fair value	(12)	(5)
Mortgage loans	(197)	(268)
Limited partnership and other alternative investments	(177)	(156)
Net proceeds from derivatives	12	—
Net additions of property and equipment	(38)	(50)
Net proceeds from short-term investments	731	875
Other investing activities, net	(24)	—
Net cash used for investing activities	(401)	(435)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	27	37
Withdrawals and other deductions from investment and universal life-type contracts	(26)	(43)
Net return of shares under incentive and stock compensation plans	(54)	(27)
Treasury stock acquired	(400)	(350)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(150)	(141)
Net cash used for financing activities	(608)	(529)
Foreign exchange rate effect on cash	6	—
Net increase (decrease) in cash and restricted cash	(18)	133
Cash and restricted cash – beginning of period	234	189
Cash and restricted cash– end of period	$216	$322
Supplemental Disclosure of Cash Flow Information
Income tax paid	$4	$2
Interest paid	$61	$52
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Hartford Insurance Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, employee group benefits insurance and services, and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2024 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods.

Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Insurance Group, Inc., and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control are reported using the equity method. Intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
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

Table of Contents	Note 2 - Earnings Per Common Share
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2025	2024
Earnings
Net income	$630	$753
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$625	$748
Shares
Weighted average common shares outstanding, basic	286.6	298.1
Dilutive effect of stock-based awards under compensation plans	4.2	4.5
Weighted average common shares outstanding and dilutive potential common shares	290.8	302.6
Net income available to common stockholders per common share
Basic	$2.18	$2.51
Diluted	$2.15	$2.47
3. Segment Information
The Company currently conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty ("P&C") Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Segment Revenues

	Three Months Ended March 31,
	2025	2024
Business Insurance
Workers’ compensation	$918	$917
General liability	584	526
Marine	69	67
Package business	619	549
Commercial property	339	290
Professional liability	206	203
Bond	85	78
Assumed reinsurance	220	181
Commercial automobile	295	248
Business Insurance earned premium and fee income	3,335	3,059
Net investment income	437	391
Net realized gains (losses)	(24)	12
Other revenue [1]	1	—
Total Business Insurance	3,749	3,462
Personal Insurance
Personal automobile	624	572
Homeowners	283	249
Personal Insurance earned premium and fee income [2]	907	821
Net investment income	57	50
Net realized gains (losses)	(2)	1
Other revenue	20	19
Total Personal Insurance	982	891
P&C Other Operations
Net investment income	18	18
Total P&C Other Operations	18	18
Employee Benefits
Group disability	900	890
Group life	650	645
Other	118	104
Employee Benefits premium and other considerations	1,668	1,639
Net investment income	126	114
Net realized gains (losses)	(4)	1
Total Employee Benefits	1,790	1,754
Hartford Funds
Mutual fund and ETF	242	231
Third-party life and annuity separate accounts [3]	18	19
Hartford Funds fee income	260	250
Net investment income	4	4
Net realized gains	—	5
Total Hartford Funds	264	259
Total segment revenues	$6,803	$6,384
[1] Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2] For the three months ended March 31, 2025 and 2024, AARP members accounted for earned premiums of $822 and $758, respectively.
[3] Represents revenues earned for investment advisory services on third party life and annuity separate account assets under management ("AUM") by the Company's Hartford Funds segment.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Significant Segment Expenses

	Three Months Ended March 31,
	2025	2024
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$1,891	$1,725
Current accident year catastrophe losses and LAE	280	109
Prior accident year development of losses and LAE	(83)	(56)
Amortization of DAC	531	476
Insurance operating costs	512	487
Amortization of other intangible assets	7	7
Dividends to policyholders	10	10
Total Business Insurance	3,148	2,758
Personal Insurance
Current accident year losses and LAE before catastrophes	563	575
Current accident year catastrophe losses and LAE	187	52
Prior accident year development of losses and LAE	(39)	(7)
Amortization of DAC	68	60
Insurance operating costs	182	153
Amortization of other intangible assets	1	1
Total Personal Insurance	962	834
P&C Other Operations
Prior accident year development of losses and LAE	—	7
Insurance operating costs	2	2
Total P&C Other Operations	2	9
Employee Benefits
Group disability losses	621	624
Group life losses	519	533
Group losses - other	59	47
Amortization of DAC	8	9
Insurance operating costs and other expenses	406	397
Amortization of other intangible assets	10	10
Total Employee Benefits	1,623	1,620
Hartford Funds
Sub-advisory expense	73	69
Employee compensation and benefits	39	35
Distribution and service	73	73
General, administrative and other	24	26
Total Hartford Funds	209	203
Total significant segment expenses	5,944	5,424

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended March 31, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,335	$907	$—	$1,668	$260	$6,170	$11	$6,181
Net investment income	437	57	18	126	4	642	14	656
Net realized losses	(24)	(2)	—	(4)	—	(30)	(19)	(49)
Other revenue [1]	1	20	—	—	—	21	1	22
Total Revenues	3,749	982	18	1,790	264	6,803	7	6,810
Significant segment expenses	3,148	962	2	1,623	209	5,944		5,944
Other segment expenses [2]	2	15	—	—	—	17		17
Corporate expenses							66	66
Income tax expense (benefit)	122	—	3	34	12	171	(18)	153
Net income (loss)	$477	$5	$13	$133	$43	$671	$(41)	$630

Other segment disclosures:
Amortization of DAC	$531	$68	$—	$8	$—	$607	$—	$607
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18

Segment/Category Summary For the Three Months Ended March 31, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,059	$821	$—	$1,639	$250	$5,769	$10	$5,779
Net investment income	391	50	18	114	4	577	16	593
Net realized gains	12	1	—	1	5	19	9	28
Other revenue [1]	—	19	—	—	—	19	—	19
Total Revenues	3,462	891	18	1,754	259	6,384	35	6,419
Significant segment expenses	2,758	834	9	1,620	203	5,424		5,424
Other segment expenses [2]	2	15	—	—	—	17		17
Corporate expenses							67	67
Income tax expense (benefit)	129	8	1	26	11	175	(17)	158
Net income (loss)	$573	$34	$8	$108	$45	$768	$(15)	$753

Other segment disclosures:
Amortization of DAC	$476	$60	$—	$9	$—	$545	$—	$545
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18
[1] Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2] Other segment expenses primarily consists of integration costs associated with the 2019 acquisition of Navigators Group for Business Insurance and servicing expenses for Personal Insurance

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	March 31, 2025	December 31, 2024
Business Insurance	$54,557	$53,296
Personal Insurance	6,221	6,034
Property & Casualty Other Operations	4,295	4,312
Employee Benefits	13,384	13,502
Hartford Funds	778	761
Total Reportable Segments	79,235	77,905
Corporate	3,072	3,012
Total assets	$82,307	$80,917
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended March 31,
	Revenue Line Item	2025	2024
Business Insurance
Installment billing fees	Fee income	$11	$11
Personal Insurance
Installment billing fees	Fee income	8	8
Insurance servicing revenues	Other revenues	20	19
Employee Benefits
Administrative services	Fee income	56	54
Hartford Funds
Advisory, servicing and distribution fees	Fee income	260	250
Corporate
Investment management and other fees	Fee income	11	10
Total non-insurance revenues with customers		$366	$352
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,333	$—	$4,277	$56
Collateralized loan obligations ("CLOs")	3,396	—	3,163	233
Commercial mortgage-backed securities ("CMBS")	2,754	—	2,604	150
Corporate	21,646	—	19,245	2,401
Foreign government/government agencies	481	—	481	—
Municipal	5,030	—	5,030	—
Residential mortgage-backed securities ("RMBS")	5,558	—	5,519	39
U.S. Treasuries	1,006	—	1,006	—
Total fixed maturities, AFS	44,204	—	41,325	2,879
FVO securities	280	—	85	195
Equity securities, at fair value [1]	512	362	59	91
Derivative assets
Credit derivatives	23	—	23	—
Foreign exchange derivatives	13	—	13	—
Total derivative assets [2]	36	—	36	—
Short-term investments	3,366	661	2,646	59
Total assets accounted for at fair value on a recurring basis	$48,398	$1,023	$44,151	$3,224
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(23)	$—	$(23)	$—
Foreign exchange derivatives	20	—	20	—
Interest rate derivatives	(2)	—	(2)	—
Total derivative liabilities [3]	(5)	—	(5)	—
Total liabilities accounted for at fair value on a recurring basis	$(5)	$—	$(5)	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,937	$—	$3,915	$22
CLOs	3,250	—	3,134	116
CMBS	2,736	—	2,569	167
Corporate	20,636	—	18,355	2,281
Foreign government/government agencies	480	—	480	—
Municipal	5,304	—	5,304	—
RMBS	5,230	—	5,206	24
U.S. Treasuries	994	57	937	—
Total fixed maturities, AFS	42,567	57	39,900	2,610
FVO securities	308	—	111	197
Equity securities, at fair value [1]	603	372	144	87
Derivative assets
Credit derivatives	30	—	30	—
Equity derivatives	4	—	4	—
Foreign exchange derivatives	23	—	23	—
Total derivative assets [2]	57	—	57	—
Short-term investments	4,068	1,271	2,699	98
Total assets accounted for at fair value on a recurring basis	$47,603	$1,700	$42,911	$2,992
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Foreign exchange derivatives	18	—	18	—
Total derivative liabilities [3]	(12)	—	(12)	—
Total liabilities accounted for at fair value on a recurring basis	$(12)	$—	$(12)	$—
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
The Company has overseas deposits included in other investments of $70 and $61 as of March 31, 2025 and December 31, 2024, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2025
ABS [3]	$48	Discounted cash flows	Spread	481 bps	808 bps	503 bps	Decrease
CLOs [3]	$98	Discounted cash flows	Spread	458 bps	1,023 bps	788 bps	Decrease
CMBS [3]	$149	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,874 bps	567 bps	Decrease
Corporate [4]	$2,287	Discounted cash flows	Spread	10 bps	700 bps	281 bps	Decrease
RMBS	$39	Discounted cash flows	Spread [6]	63 bps	568 bps	178 bps	Decrease
			Constant prepayment rate [6]	2%	5%	3%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	33%	50%	42%	Decrease
Short-term investments	$59	Discounted cash flows	Spread	278 bps	278 bps	278 bps	Decrease

As of December 31, 2024
CMBS [3]	$166	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,221 bps	418 bps	Decrease
Corporate [4]	$2,166	Discounted cash flows	Spread	81 bps	794 bps	286 bps	Decrease
RMBS [3]	$19	Discounted cash flows	Spread [6]	100 bps	372 bps	181 bps	Decrease
			Constant prepayment rate [6]	1%	6%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	41%	Decrease
Short-term investments	$98	Discounted cash flows	Spread	266 bps	266 bps	266 bps	Decrease
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
As of March 31, 2025 and December 31, 2024, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of March 31, 2025, no significant adjustments were made by the Company to broker prices received.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2025
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2025
Assets
Fixed maturities, AFS
ABS	$22	$—	$1	$34	$(1)	$—	$—	$—	$56
CLOs	116	—	—	208	(1)	—	—	(90)	233
CMBS	167	—	3	—	—	(2)	35	(53)	150
Corporate	2,281	1	15	164	(89)	(9)	38	—	2,401
RMBS	24	—	—	24	(4)	—	—	(5)	39
Total fixed maturities, AFS	2,610	1	19	430	(95)	(11)	73	(148)	2,879
FVO securities	197	(4)	—	6	(4)	—	—	—	195
Equity securities, at fair value	87	(1)	—	8	(3)	—	—	—	91
Short-term investments	98	—	—	10	(49)	—	—	—	59
Total Assets	$2,992	$(4)	$19	$454	$(151)	$(11)	$73	$(148)	$3,224

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$16	$—	$—	$—	$—	$16
CLOs	113	—	—	130	(12)	—	—	(47)	184
CMBS	227	—	10	—	(2)	—	6	—	241
Corporate	1,861	—	(15)	106	(27)	(2)	—	—	1,923
RMBS	36	—	—	38	(5)	—	—	—	69
Total fixed maturities, AFS	2,237	—	(5)	290	(46)	(2)	6	(47)	2,433
FVO securities	167	3	—	—	(3)	—	—	—	167
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	25	—	—	1	—	—	—	—	26
Total Assets	$2,487	$3	$(5)	$291	$(49)	$(2)	$6	$(47)	$2,684
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2025	2024	2025	2024
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$1	$—
CMBS	—	—	3	10
Corporate	3	—	13	(15)
Total fixed maturities, AFS	3	—	17	(5)
FVO securities	(4)	3	—	—
Total Assets	$(1)	$3	$17	$(5)
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
As of March 31, 2025 and December 31, 2024, the fair value of assets using the fair value option was $280 and $308, respectively, of which $195 and $197, respectively, were residual interests of securitizations.
For the three months ended March 31, 2025 and 2024, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(4) and $4, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2025			December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,356	$6,002	Level 3	$6,396	$5,901
Liabilities
Other policyholder funds and benefits payable	Level 3	$611	$611	Level 3	$614	$614
Senior notes [2]	Level 2	$3,869	$3,437	Level 2	$3,867	$3,406
Junior subordinated debentures [2]	Level 2	$499	$461	Level 2	$499	$460
[1]As of March 31, 2025 and December 31, 2024, the carrying amount of mortgage loans is net of ACL of $43 and $44, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
5. Investments

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2025	2024
Gross gains on sales of fixed maturities	$13	$5
Gross losses on sales of fixed maturities	(25)	(11)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	—	(12)
Change in net unrealized gains (losses) of equity securities	(11)	47
Net realized and unrealized gains (losses) on equity securities	(11)	35
Net credit losses on fixed maturities, AFS	2	(1)
Change in ACL on mortgage loans	—	3
Other, net [2]	(28)	(3)
Net realized gains (losses)	$(49)	$28
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(11) and $36 for the three months ended March 31, 2025, and 2024, respectively.
[2] The three months ended March 31, 2025, and 2024 includes gains (losses) from transactional foreign currency revaluation of $(10) and $2, respectively, and gains (losses) on non-qualifying derivatives of $0 and $(2), respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.0 billion and $0.4 billion for the three months ended March 31, 2025 and 2024, respectively. There were no non-cash investing activities for both the three months ended March 31, 2025 and 2024.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2025 and December 31, 2024, the Company reported accrued investment income related to fixed maturities, AFS of $426 and $412, respectively, and accrued investment income related to mortgage loans of $23 and $22, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31,
	2025			2024
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$3	$13	$16	$9	$12	$21
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(3)	1	(2)	1	—	1
Write-offs charged against the allowance	—	—	—	(4)	—	(4)
Balance as of end of period	$—	$14	$14	$6	$12	$18
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2025					December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,317	$—	$40	$(24)	$4,333	$3,948	$—	$28	$(39)	$3,937
CLOs	3,392	—	6	(2)	3,396	3,237	—	13	—	3,250
CMBS	2,946	(14)	26	(204)	2,754	2,976	(13)	21	(248)	2,736
Corporate	22,329	—	179	(862)	21,646	21,555	(3)	117	(1,033)	20,636
Foreign govt./govt. agencies	492	—	6	(17)	481	500	—	3	(23)	480
Municipal	5,340	—	61	(371)	5,030	5,574	—	77	(347)	5,304
RMBS	5,855	—	28	(325)	5,558	5,610	—	13	(393)	5,230
U.S. Treasuries	1,119	—	5	(118)	1,006	1,138	—	—	(144)	994
Total fixed maturities, AFS	$45,790	$(14)	$351	$(1,923)	$44,204	$44,538	$(16)	$272	$(2,227)	$42,567

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,547	$1,543	$1,308	$1,298
Over one year through five years	9,550	9,476	9,564	9,414
Over five years through ten years	8,392	8,137	7,687	7,334
Over ten years	9,791	9,007	10,208	9,368
Subtotal	29,280	28,163	28,767	27,414
Mortgage-backed and asset-backed securities	16,510	16,041	15,771	15,153
Total fixed maturities, AFS	$45,790	$44,204	$44,538	$42,567
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2025 or

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
December 31, 2024 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$567	$(6)	$306	$(18)	$873	$(24)
CLOs	900	(2)	—	—	900	(2)
CMBS	146	(4)	2,261	(200)	2,407	(204)
Corporate	5,022	(85)	8,023	(777)	13,045	(862)
Foreign govt./govt. agencies	109	(2)	164	(15)	273	(17)
Municipal	1,291	(33)	2,580	(338)	3,871	(371)
RMBS	951	(13)	2,635	(312)	3,586	(325)
U.S. Treasuries	35	(2)	599	(116)	634	(118)
Total fixed maturities, AFS in an unrealized loss position	$9,021	$(147)	$16,568	$(1,776)	$25,589	$(1,923)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,088	$(14)	$407	$(25)	$1,495	$(39)
CLOs	78	—	—	—	78	—
CMBS	228	(4)	2,299	(244)	2,527	(248)
Corporate	5,883	(138)	8,212	(895)	14,095	(1,033)
Foreign govt./govt. agencies	165	(5)	178	(18)	343	(23)
Municipal	1,263	(27)	2,712	(320)	3,975	(347)
RMBS	1,297	(29)	2,672	(364)	3,969	(393)
U.S. Treasuries	406	(26)	461	(118)	867	(144)
Total fixed maturities, AFS in an unrealized loss position	$10,408	$(243)	$16,941	$(1,984)	$27,349	$(2,227)
As of March 31, 2025, fixed maturities, AFS in an unrealized loss position consisted of 3,648 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2025, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the three months ended March 31, 2025, was primarily attributable to lower interest rates, partially offset by wider credit spreads.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, municipal bonds, and RMBS, which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.

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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
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
There were no mortgage loans held-for-sale as of March 31, 2025 or December 31, 2024. In addition, for the three months ended March 31, 2025 and 2024, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.
The one mortgage loan extension that was granted over the past twelve months to a borrower that was experiencing financial difficulties is current and performing in conjunction with the modified terms.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2025	2024
ACL as of beginning of period	$44	$51
Current period provision (release)	—	(3)
Current period gross write-offs	(1)	—
ACL as of March 31,	$43	$48
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of March 31, 2025, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$26	0.58x	$—	—x	$16	1.07x	$37	1.00x	$109	1.67x	$188	1.33x
65% - 80%	—	—x	88	1.31x	7	1.11x	157	2.05x	421	2.54x	538	2.37x	1,211	2.30x
Less than 65%	75	2.75x	390	1.61x	503	1.42x	687	2.86x	1,110	2.93x	2,235	2.69x	5,000	2.56x
Total mortgage loans	$75	2.75x	$504	1.50x	$510	1.41x	$860	2.68x	$1,568	2.78x	$2,882	2.59x	$6,399	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $43.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.63x	$—	—x	$16	1.05x	$37	1.03x	$—	—x	$110	1.68x	$188	1.34x
65% - 80%	89	1.42x	7	1.35x	204	1.89x	421	2.55x	100	3.60x	439	2.01x	1,260	2.26x
Less than 65%	357	1.62x	489	1.39x	696	2.85x	1,108	2.93x	518	2.67x	1,824	2.71x	4,992	2.57x
Total mortgage loans	$471	1.52x	$496	1.39x	$916	2.61x	$1,566	2.79x	$618	2.82x	$2,373	2.53x	$6,440	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $44.

Mortgage Loans by Region
	March 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$364	5.7%	$362	5.6%
Middle Atlantic	259	4.1%	259	4.0%
Mountain	770	12.0%	764	11.9%
New England	381	6.0%	356	5.5%
Pacific	1,403	21.9%	1,400	21.8%
South Atlantic	1,775	27.7%	1,821	28.3%
West North Central	97	1.5%	97	1.5%
West South Central	662	10.3%	588	9.1%
Other [1]	688	10.8%	793	12.3%
Total mortgage loans	6,399	100.0%	6,440	100.0%
ACL	(43)		(44)
Total mortgage loans, net of ACL	$6,356		$6,396
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,724	42.6%	$2,737	42.5%
Multifamily	2,141	33.4%	2,161	33.5%
Office	503	7.9%	507	7.9%
Retail [1]	953	14.9%	957	14.9%
Single Family	78	1.2%	78	1.2%
Total mortgage loans	6,399	100.0%	6,440	100.0%
ACL	(43)		(44)
Total mortgage loans, net of ACL	$6,356		$6,396
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2025 and December 31, 2024, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of both March 31, 2025 and December 31, 2024, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.0 billion, of which $4.8 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2025 and December 31, 2024, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Consolidated VIEs
As of March 31, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2025 and December 31, 2024 was limited to the total carrying value of $3.4 billion and $3.2 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of March 31, 2025 and December 31, 2024, the Company has outstanding commitments totaling $1.9 billion and $2.0 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025 and 2024, the Company recognized amortization of $4 and $1, respectively, and related tax benefits of $6 and $2, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $65 and $51 as of March 31, 2025, and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company has outstanding commitments related to affordable housing projects of $249 and $267, respectively, that are contingent on various conditions precedent to funding.
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
Collateral Transactions and Restricted Investments
Collateral Transactions
As of both March 31, 2025 and December 31, 2024, the Company pledged collateral of $1, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,500	$2,362
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,062	1,056
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	37	25
Other investments	70	61
Total Other Restricted Investments	$3,669	$3,504

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

6. Derivatives
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions or income generation covered call transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate or volatility. Replication transactions may be used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2024 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the $500 junior subordinated debentures due 2067 to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to Consolidated Financial Statements, included in The Hartford's 2024 Form 10-K Annual Report.
Foreign currency swaps are used to convert foreign currency denominated cash flows related to certain investment receipts to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Non-qualifying Strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include hedges of interest rate, foreign currency, and equity risk of certain fixed maturities and equities. In addition, hedging and replication strategies that utilize credit default swaps do not qualify for hedge accounting. The non-qualifying strategies include:
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2025 and December 31, 2024, the notional amount of interest rate swaps in offsetting relationships was $333 and $344, respectively.
Foreign Currency Swaps
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2025	Dec. 31, 2024	Mar 31, 2025	Dec. 31, 2024	Mar 31, 2025	Dec. 31, 2024	Mar 31, 2025	Dec. 31, 2024
Cash flow hedges
Interest rate swaps	$4,225	$4,225	$—	$—	$—	$—	$—	$—
Foreign currency swaps	606	646	33	41	44	52	(11)	(11)
Total cash flow hedges	4,831	4,871	33	41	44	52	(11)	(11)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	333	344	(2)	—	—	1	(2)	(1)
Foreign exchange contracts
Foreign currency swaps	607	647	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	986	986	—	—	23	31	(23)	(31)
Equity contracts
Equity index options	—	233	—	4	—	4	—	—
Total non-qualifying strategies	1,926	2,210	(2)	4	23	36	(25)	(32)
Total cash flow hedges and non-qualifying strategies	$6,757	$7,081	$31	$45	$67	$88	$(36)	$(43)
Balance Sheet Location
Fixed maturities, AFS	$607	$647	$—	$—	$—	$—	$—	$—
Other investments	1,177	3,011	36	57	40	66	(4)	(9)
Other liabilities	4,973	3,423	(5)	(12)	27	22	(32)	(34)
Total derivatives	$6,757	$7,081	$31	$45	$67	$88	$(36)	$(43)
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2025
Other investments	$67	$66	$36	$(35)	$—	$1
Other liabilities	$(36)	$(31)	$(5)	$—	$(5)	$—

As of December 31, 2024
Other investments	$88	$86	$57	$(55)	$—	$2
Other liabilities	$(43)	$(42)	$(12)	$11	$(1)	$—
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

Gains (Losses) Recognized in OCI
	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$10	$(17)
Foreign currency swaps	(6)	17
Total	$4	$—

Gains (Losses) Reclassified from AOCI into Income
	Three months ended March 31,
	2025		2024
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(2)	$3	$(7)	$4
Foreign currency swaps	3	—	3	—
Total	$1	$3	$(4)	$4

Total amounts presented on the Condensed Consolidated Statement of Operations	$656	$50	$593	$50

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
As of March 31, 2025, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $24. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three months ended March 31, 2025 and 2024, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended March 31,
	2025	2024
Interest rate contracts
Interest rate swaps and futures	$(1)	$3
Equity contracts
Equity index options	1	(5)
Total [1]	$—	$(2)
[1]Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk may primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers.

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	3 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	23	3 years	Corporate Credit	B+	392	(23)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$22				$493	$(22)
As of December 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	4 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	30	3 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$29				$493	$(29)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2025 and December 31, 2024, the Company has pledged cash collateral associated with derivative instruments of $23 and $31, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2025 and December 31, 2024, the Company pledged securities collateral associated with derivative instruments with a fair value of $5 and $1, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2025 and December 31, 2024, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $12 and $10, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $107 and $103, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2025 and December 31, 2024, the Company accepted cash collateral associated with derivative instruments of $62 and $78, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. Also, as of March 31, 2025 and December 31, 2024, the Company did not hold securities collateral.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of March 31, 2025	As of December 31, 2024
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,027	$5,624
Receivables for loss sensitive business, by credit quality:
AA	95	97
A	56	57
BBB	190	193
BB	95	94
Below BB	49	50
Total receivables for loss sensitive business	485	491

Total Premiums Receivable and Agents' Balances, Gross	6,512	6,115
ACL	(126)	(117)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,386	$5,998
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	March 31, 2025			March 31, 2024
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$97	$20	$117	$89	$20	$109
Current period provision	23	1	24	15	—	15
Current period write-offs	(17)	—	(17)	(15)	—	(15)
Current period recoveries	2	—	2	2	—	2
Ending ACL	$105	$21	$126	$91	$20	$111

Table of Contents	Note 8 - Reinsurance
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and LAE reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported ("IBNR") unpaid losses. The Company’s estimate of losses and LAE reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for amounts the Company owes to its claimants. The Company estimates its ceded reinsurance recoverables based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how IBNR unpaid losses will ultimately be ceded under reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2025				As of December 31, 2024
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,250	$—	$—	$2,250	$2,271	$—	$—	$2,271
A+	2,188	286	220	2,694	2,169	281	224	2,674
A	838	1	—	839	829	1	—	830
A-	619	4	—	623	622	4	—	626
B++	2	—	2	4	2	—	2	4
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,919	291	222	6,432	5,915	286	226	6,427
Mandatory (Assigned) and Voluntary Risk Pools	208	—	—	208	205	—	—	205
Captives	419	—	—	419	402	—	—	402
Other not rated companies	195	6	—	201	176	5	—	181
Gross Reinsurance Recoverables	6,741	297	222	7,260	6,698	291	226	7,215
Allowance for uncollectible reinsurance	(72)	(1)	(2)	(75)	(72)	(1)	(2)	(75)
Net Reinsurance Recoverables	$6,669	$296	$220	$7,185	$6,626	$290	$224	$7,140
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
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

Allowance for Uncollectible Reinsurance for the Three Months Ended
	Three Months Ended March 31,
	2025	2024
P&C beginning allowance for uncollectible reinsurance	$72	$100
Beginning allowance for disputed amounts	48	57
P&C beginning ACL	24	43
Current period provision (release)	(4)	1
P&C ending ACL	20	44
Ending allowance for disputed amounts	52	54
P&C ending allowance for uncollectible reinsurance	72	98
Employee Benefits allowance for uncollectible reinsurance	1	1
Corporate allowance for uncollectible reinsurance	2	2
Total allowance for uncollectible reinsurance	$75	$101

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$36,404	$34,044
Reinsurance and other recoverables	6,753	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	29,651	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year	2,921	2,461
Prior accident year development [1]	(122)	(56)
Total provision for unpaid losses and loss adjustment expenses	2,799	2,405
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	32	24
Payments
Current accident year	(458)	(349)
Prior accident years	(1,696)	(1,591)
Total payments	(2,154)	(1,940)
Foreign currency adjustment	13	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	30,341	27,832
Reinsurance and other recoverables	6,764	6,705
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$37,105	$34,537
[1] Prior accident year development for the three months ended March 31, 2025 and 2024 included a $32 and $24 benefit for amortization of a deferred gain under retroactive reinsurance accounting, respectively, related to the Navigators Adverse Development Cover (the "Navigator's ADC"). For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2025	2024
Workers’ compensation	$(65)	$(67)
Workers’ compensation discount accretion	12	12
General liability	—	17
Marine	—	7
Package business	—	—
Commercial property	(3)	(3)
Professional liability	—	(5)
Bond	—	—
Assumed reinsurance	—	9
Commercial automobile liability	—	—
Personal automobile liability	(12)	—
Homeowners	(18)	—
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	—	—
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	(4)	(2)
Prior accident year development before change in deferred gain	(90)	(32)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(32)	(24)
Total prior accident year development	$(122)	$(56)
[1]The $32 and $24 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2025 and 2024, respectively, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the three months ended March 31, 2025
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small business, driven by lower than previously estimated claim severity.
Personal automobile liability reserves were decreased primarily within accident years 2020 to 2023 as a result of lower than expected severity.
Homeowners reserves were decreased primarily due to favorable severity impacting accident year 2024.
Other reserve re-estimates, net, were decreased due to lower than expected severity on Personal Insurance automobile physical damage for accident year 2024, partially offset by unfavorable development from participation in involuntary market pools.
Re-estimates of prior accident year reserves for the three months ended March 31, 2024
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small business, driven by lower than previously estimated claim severity. In addition, the 2020 accident year includes a $20 reduction of COVID-19 related reserves driven by favorable claim count emergence.
General liability reserves were increased within the 2016 to 2019 accident years driven by higher frequency of large losses on individual claims of excess and umbrella coverages within middle & large business and deterioration in global specialty primary construction business.
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
Other reserve re-estimates, net, were decreased due to lower severity than expected on Personal Insurance automobile physical damage for accident year 2023, partially offset by unfavorable development from participation in involuntary market pools.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. During the three months ended March 31, 2025 and 2024, the Company collected recoveries from National
Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., and as a result amortized $32 and $24 of the deferred gain within benefits, losses and loss adjustment expenses, respectively. As of March 31, 2025 and December 31, 2024, the deferred gain on the Navigators ADC was $32 and $64, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,206	$8,274
Reinsurance recoverables	282	254
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,924	8,020
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,376	1,376
Prior year's discount accretion	55	53
Prior incurral year development [1]	(197)	(189)
Total provision for unpaid losses and loss adjustment expenses [2]	1,234	1,240
Payments
Current incurral year	(382)	(357)
Prior incurral years	(903)	(924)
Total payments	(1,285)	(1,281)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,873	7,979
Reinsurance recoverables	288	255
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,161	$8,234
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $44 and $45 for the three months ended March 31, 2025 and 2024, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2025
Group disability - Prior period reserve estimates decreased by approximately $156 largely driven by strong long-term disability claim recoveries.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $39 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
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
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $3 driven by lower than previously expected claim incidence.

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the three months ended March 31,
	2025			2024
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$45			$49
Balance, ending of the period		$43			$47

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$128	$106	$168	$137	$113	$185
Beginning adjustment for changes in single-A rate	—	(15)	(33)	7	(11)	(32)
Beginning balance at original discount rate	128	121	201	130	124	217
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	1	2	(1)	1	1	—
Adjusted beginning balance	129	123	200	131	125	217
Interest accrual and other	1	5	1	2	4	2
Benefit Payments	(3)	(10)	(4)	(3)	(8)	(7)
Ending balance at original discount rate	127	118	197	130	121	212
Ending adjustment for changes in single-A rate	2	(14)	(30)	5	(12)	(35)
Ending balance at single-A rate	$129	$104	$167	$135	$109	$177

Net reserve for future policy benefits	$129	$61	$167	$135	$62	$177
Weighted-average duration of the reserve for future policy benefits (years)	9.5	11.0	6.4	9.0	11.9	6.3

Net Reserve for Future Policy Benefits
	As of March 31,
	2025	2024
Payout Annuities	$129	$135
Life Conversions	61	62
Paid-up Life	167	177
Deferred Profit Liability	16	20
Other	76	85
Total	$449	$479

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of March 31,
	2025	2024
Payout Annuities [1]
Expected future benefit payments	$254	$255
Life Conversions
Expected future gross premiums	$103	$111
Expected future benefit payments	$194	$201
Paid-up Life [1]
Expected future benefit payments	$256	$274
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Weighted-Average Interest Rates
	As of March 31,
	2025	2024
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.4%	5.1%
Life Conversions
Interest accretion rate	4.3%	4.2%
Current discount rate	5.5%	5.3%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.1%	5.2%
Gross premiums and interest accretion recognized on long-duration insurance policies for the three months ended March 31, 2025 and 2024 were immaterial.

11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $611 and $633 as of March 31, 2025 and 2024 respectively, included universal life long-duration contacts of $202 and $218 as well as policyholder balances related to short-duration contracts of $409 and $415. The universal life long-duration contacts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the three months ended March 31,
	2025	2024
Balance, beginning of the period	$206	$223
Premiums Received	3	3
Policy Charges	(5)	(5)
Surrenders and Withdrawals	(2)	(1)
Benefit Payments	(2)	(4)
Interest Credited	2	2
Balance, end of the period	$202	$218
Weighted-average crediting rate	4.3%	4.2%
Net Amount at Risk [1]	$809	$897
Cash Surrender Value	$201	$216
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of March 31, 2025 and 2024, universal life contracts of $201 and $217, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

Table of Contents	Note 12 - Income Taxes
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
12. Income Taxes
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended March 31,
	2025	2024
Tax provision at U.S. federal statutory rate	$165	$191
Nontaxable net investment income	(5)	(11)
Decrease in deferred tax valuation allowance	—	(12)
Stock-based compensation, net	(12)	(16)
Other	5	6
Provision for income taxes	$153	$158
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$24	$26
Gross increases - tax positions in current period	—	1
Balance, end of period	$24	$27
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $14 of its currently unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the applicable statute of limitations.
Other Tax Matters
The federal statute of limitations for the Company is closed through the 2020 tax year with the exception of net operating loss carryforwards utilized in open tax years and the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of this Form 10-Q and in Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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

Table of Contents	Note 13 - Commitments and Contingencies
The Hartford Insurance Group, Inc.
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
For its Run-off A&E claims, as of March 31, 2025, the Company reported $181 of net A&E reserves, including the benefit of losses ceded to the A&E ADC with NICO. In addition, the Company has recorded a $850 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Business Insurance and Personal Insurance. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of March 31, 2025, the Company has incurred $1.5 billion in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior in excess of the treaty limit are absorbed as a charge to earnings by the Company. The effect of future charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report.

Table of Contents	Note 13 - Commitments and Contingencies
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2025 was $33 for which the legal entities have posted collateral of $28 in the normal course of business. Based on derivative contractual terms as of March 31, 2025, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. Equity
Equity Repurchase Program
During the three months ended March 31, 2025 and 2024, the Company repurchased $400 (3.5 million shares) and $350 (3.8 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of March 31, 2025, the Company has $2.75 billion remaining for equity repurchases under the current $3.3 billion share repurchase program, which is effective until December 31, 2026. During the period April 1, 2025 through April 23, 2025, the Company repurchased $124 (1.1 million common shares) under this repurchase program.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	372	—	4	—	(4)	2	374
Amounts reclassified from AOCI	10	—	(4)	—	—	7	13
OCI, before tax	382	—	—	—	(4)	9	387
Income tax benefit (expense)	(80)	—	—	—	1	(2)	(81)
OCI, net of tax	302	—	—	—	(3)	7	306
Ending balance	$(1,237)	$(6)	$40	$29	$30	$(1,436)	$(2,580)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended March 31, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(10)	Net realized gains (losses)
	(10)	Total before tax
	(2)	Income tax expense
	$(8)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(2)	Net investment income
Interest rate swaps	3	Interest expense
Foreign currency swaps	3	Net investment income
	4	Total before tax
	1	Income tax expense
	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	Insurance operating costs and other expenses
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Total amounts reclassified from AOCI	$(11)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(210)	1	—	(1)	6	2	(202)
Amounts reclassified from AOCI	7	—	—	—	—	7	14
OCI, before tax	(203)	1	—	(1)	6	9	(188)
Income tax benefit (expense)	43	—	—	—	(1)	(2)	40
OCI, net of tax	(160)	1	—	(1)	5	7	(148)
Ending balance	$(1,642)	$(7)	$21	$36	$30	$(1,435)	$(2,997)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended March 31, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(7)	Net realized gains
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(7)	Net investment income
Interest rate swaps	4	Interest expense
Foreign currency swaps	3	Net investment income
	—	Total before tax
	—	Income tax expense
	$—	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	Insurance operating costs and other expenses
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Total amounts reclassified from AOCI	$(12)	Net income
16. Employee Benefit Plans
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2024 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2025. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2025 to make this determination.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	44	44	2	2
Expected return on plan assets	(60)	(57)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	8	8	1	1
Net periodic cost (benefit)	$(8)	$(5)	$1	$1

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2024 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC"). The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2025	2024
Net income	$630	$753
Preferred stock dividends	5	5
Net income available to common stockholders	625	748
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses (gains) excluded from core earnings, before tax	47	(30)
Restructuring and other costs, before tax	—	1
Integration and other non-recurring M&A costs, before tax	2	2
Change in deferred gain on retroactive reinsurance, before tax [1]	(32)	(24)
Income tax expense (benefit) [2]	(3)	12
Core earnings	$639	$709
[1]For the three months ended March 31, 2025 and 2024,the Company recorded amortization of the deferred gain related to the Navigators adverse development cover ("Navigators ADC") of $32 and$24, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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
Underlying Loss and Loss Adjustment Expense Ratio- This non-GAAP financial measure is the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. The loss and loss adjustment expense ratio is the most directly comparable U.S GAAP measure. Management believes that the underlying loss and loss adjustment expense ratio is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development ("PYD"). A reconciliation of the loss and loss adjustment expense ratio to the underlying loss and loss adjustment expense ratio is set forth in the Reportable Segment and Corporate Operating Summaries section within MD&A.
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
Net investment income excluding limited partnerships and other alternative investments- This non-GAAP measure is the amount of net investment income on a consolidated level earned from invested assets, excluding the net investment income related to limited partnerships and other alternative investments. The Company believes that net investment income excluding limited partnerships and other alternative investments, provides investors with an important measure of the trend in investment earnings because it excludes the impact of the volatility in returns related to limited partnerships and other alternative investments. Net investment income is the most directly comparable U.S. GAAP measure. A reconciliation of net investment income to net investment income excluding limited partnerships and other alternative investments - is set forth in the Investment Results section within MD&A.
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
Policy Count Retention- For small business, represents the number of renewal policies issued during the current year period divided by the new and renewal policies issued in the prior period. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by us and competitors.
Effective Policy Count Retention- For Personal Insurance, represents the number of policies expected to renew in the current year period, based on contract effective dates, divided by the new and renewal policies effective in the prior period. Effective policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Effective policy count retention is also affected by advertising and rate actions taken by us and competitors, as well as the effect of subsequent cancellations and non-renewals by customers. Effective policy count retention statistics are subject to change from period to period based on the effect of differences between actual and expected policy cancellations throughout the policy period.
Policies in-force- Represents the number of policies with coverage in effect as of the end of the period. The number of policies in-force is a growth measure used for Personal Insurance, small business, and middle market lines within middle & large business and is affected by both new business growth and retention.
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
Underwriting Gain (Loss)- This non-GAAP financial measure is a before tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Net income (loss) is the most directly comparable U.S. GAAP measure. The Hartford's management evaluates profitability of the Business and Personal Insurance segments primarily on the basis of underwriting gain or loss. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of The Hartford's pricing. Underwriting profitability over time is also greatly influenced by The Hartford's underwriting discipline, as management strives to manage exposure to loss through favorable risk selection and diversification, effective management of claims, use of reinsurance and its ability to manage its expenses. The Hartford believes that underwriting gain (loss) provides investors with a valuable measure of profitability, before tax, derived from underwriting activities, which are managed separately from the Company's investing activities.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2025	2024
Business Insurance
Net income	$477	$573
Adjustments to reconcile net income to underwriting gain:
Net investment income	(437)	(391)
Net realized losses (gains)	24	(12)
Other expense	1	2
Income tax expense	122	129
Underwriting gain	$187	$301
Personal Insurance
Net income	$5	$34
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(57)	(50)
Net realized losses (gains)	2	(1)
Net servicing and other income	(5)	(4)
Income tax expense	—	8
Underwriting loss	$(55)	$(13)
P&C Other Operations
Net income	$13	$8
Adjustments to reconcile net income to underwriting loss:
Net investment income	(18)	(18)
Income tax expense	3	1
Underwriting loss	$(2)	$(9)
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
Similar to property and casualty, profitability of the Employee Benefits business depends, in large part, on the ability to evaluate and price risks appropriately and make reliable estimates of mortality, morbidity, disability and longevity. To manage the pricing risk, Employee Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, loss costs, declining interest rates and other factors. However, as policies are typically sold with rate guarantees an average of three years, pricing for the Company’s products could prove to be inadequate if loss and expense trends emerge adversely during the rate guarantee period or if investment returns are lower than expected at the time the products were sold. For some of its products, the Company is required to obtain approval for its premium rates from state insurance departments. New and renewal business for employee benefits business, particularly for long-term disability ("LTD"), are priced using an assumption about expected investment yields over time. While the Company employs asset-liability duration matching strategies to mitigate risk and may use interest-rate sensitive derivatives to hedge its exposure in the Employee Benefits investment portfolio, cash flow patterns related to the payment of benefits and claims are uncertain and actual investment yields could differ significantly from expected investment yields, affecting profitability of the business. In addition to appropriately evaluating and pricing risks, the profitability of the Employee Benefits business depends on other factors, including the Company’s response to pricing decisions and other actions taken by competitors, its ability to offer voluntary products and self-service capabilities, the persistency of its sold business and its ability to manage its expenses which it seeks to achieve through economies of scale and operating efficiencies.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
First Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Þ	Decreased $123 or 16%	Þ	Decreased $0.32 or 13%	Ý	Increased $1.98 or 4%
-	Higher catastrophe losses in P&C	-	Decrease in net income available to common stockholders	+	Net income in excess of common stockholder dividends
-	A change to net realized losses from net realized gains	+	Reduction in outstanding shares due to share repurchases	+	An increase in AOCI, primarily driven by a decrease in net unrealized losses on AFS securities
-	Higher long-term disability and supplemental health loss ratios			-	Dilutive effect of share repurchases
+	The effect of higher earned premiums in P&C and Employee Benefits
+	Lower underlying loss and LAE ratio in Personal Insurance
+	Greater favorable P&C prior accident year reserve development
+	Higher Net Investment Income
+	Lower group life loss ratio
+	Lower paid family and medical leave products loss ratio

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 10 bps	Ý	Deteriorated 4.1 points	Ý	Increased 1.2 points
+	A higher yield on fixed maturity securities due to reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.	+	Higher catastrophe losses in P&C	+	Lower group life loss ratio
		+	A slightly higher P&C expense ratio primarily due to higher Personal Insurance marketing expense	+	Lower paid family and medical leave products loss ratio
+	Higher returns on limited partnerships and other alternative investments	-	Lower underlying loss and LAE ratio in Personal Insurance	-	Higher long-term disability and supplemental health loss ratios
		-	Greater favorable P&C prior accident year reserve development	-	A change to net realized losses from net realized gains

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2025	2024	Change
Earned premiums	$5,835	$5,446	7%
Fee income	346	333	4%
Net investment income	656	593	11%
Net realized gains (losses)	(49)	28	NM
Other revenues	22	19	16%
Total revenues	6,810	6,419	6%
Benefits, losses and loss adjustment expenses	4,000	3,611	11%
Amortization of deferred policy acquisition costs	607	545	11%
Insurance operating costs and other expenses	1,352	1,283	5%
Interest expense	50	50	—%
Amortization of other intangible assets	18	18	—%
Restructuring and other costs	—	1	(100)%
Total benefits, losses and expenses	6,027	5,508	9%
Income before income taxes	783	911	(14%)
Income tax expense	153	158	(3)%
Net income	630	753	(16%)
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$625	$748	(16)%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net income available to common stockholders decreased by $123, primarily driven by:
•A lower P&C underwriting gain of $130, before tax, driven by higher CAY catastrophe losses, partially offset by the effect of earned premium growth, a lower underlying loss and LAE ratio in Personal Insurance and a higher level of favorable prior accident year reserve development; and
•A $77, before tax, change to net realized losses in the 2025 period compared to net realized gains in the 2024 period.

These decreases were partially offset by:
•Higher net investment income of $63, before tax, primarily driven by a higher level of invested assets, reinvesting at higher interest rates, and greater income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities; and
•In Employee Benefits, a lower group life loss ratio, the effect of higher fully insured ongoing premiums, and a lower loss ratio on paid family and medical leave products, partially offset by a higher long-term disability ratio and a higher loss ratio on supplemental health products.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment And Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums

Earned premiums increased by $389 or 7%, primarily due to:
•An increase in P&C reflecting a 9% increase in Business Insurance and a 11% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Employee Benefits earned premium of 2%, including an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%.
Fee income increased primarily due to a $10 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve month period.

Net Investment Income

[1]Limited partnerships and other alternative investments of $16 and $39 for the three months ended March 31, 2024 and 2025 respectively.
Net investment income increased primarily due to the impact of a higher level of invested assets, reinvesting at higher interest rates, and greater income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities.
Net realized gains (losses) changed to a net realized loss in the 2025 period compared to a net realized gain in the 2024 period, primarily due to:
•Valuation declines on equity securities in the 2025 period compared to improvements in the 2024 period; and
•Losses on transactional foreign currency revaluation in the 2025 period compared to gains in the 2024 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,405
$2,799
Q1 2024
Q1 2025

Benefits, losses and loss adjustment expenses increased $389 due to:
•An increase in Property & Casualty of $394 which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $154, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–An increase in CAY catastrophe losses of $306, before tax. Catastrophe losses in the 2025 period included $325, net of reinsurance, related to the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events mainly in the Midwest and South regions. Catastrophe losses in the 2024 period included losses from tornado, wind and hail mainly in the Midwest, South and Mid-Atlantic regions, as well as winter storms, primarily in the Northeast, Pacific and South regions.
Partially offset by:
–A favorable change of $66, before tax, in P&C net prior accident year reserve development, with development in the 2025 period of $122, compared to $56 in the prior year period. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, homeowners, and Personal Insurance automobile liability and physical damage. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation and Personal Insurance automobile physical damage, partially offset by increases in reserves for general liability, assumed reinsurance, and marine. Also included within net prior accident year reserve development for three months ended March 31, 2025 and 2024 was a benefit of $32 and $24, respectively, related to amortization of the Navigators ADC deferred gain.
Losses and LAE Incurred for Employee Benefits

$1,500
$1,250
$1,000
$750
$500
$250
$0
$1,204
$1,199
Q1 2024
Q1 2025

For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A slight decrease in Employee Benefits of $5, before tax, primarily driven by lower group life mortality, and a lower loss ratio on paid family and medical leave products, largely offset by the effect of higher earned premiums, a higher loss ratio on long-term disability and supplemental health products.
Amortization of deferred policy acquisition costs increased from the prior year period primarily driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, largely in response to increased business volume;
•Higher direct marketing costs in Personal Insurance;
•An increase in doubtful accounts expense partly due to higher business volume; and
•Higher commissions due to increased business volume and a slightly higher commission ratio due to mix of business.
Income tax expense decreased primarily due to a decrease in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investment Results

Composition of Invested Assets
	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$44,204	73.5%	$42,567	71.9%
Fixed maturities, at fair value using the fair value option ("FVO Securities")	280	0.5%	308	0.5%
Equity securities, at fair value	512	0.8%	603	1.0%
Mortgage loans (net of allowance for credit losses ("ACL") of $43 and $44)	6,356	10.6%	6,396	10.8%
Limited partnerships and other alternative investments	5,149	8.6%	5,042	8.5%
Other investments [1]	227	0.4%	226	0.4%
Short-term investments	3,366	5.6%	4,068	6.9%
Total investments	$60,094	100.0%	$59,210	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
March 31, 2025 compared to December 31, 2024
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value, partially offset by a decrease in short-term investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds, high-quality ABS and residential mortgage-backed securities ("RMBS"), partially offset by net reductions to tax-exempt municipal bonds.
Short-term investments decreased primarily due to reallocation into fixed maturities, AFS.

Net Investment Income
	Three Months Ended March 31,
	2025		2024
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$574	4.7%	$526	4.5%
Equity securities	4	3.2%	9	4.2%
Mortgage loans	70	4.3%	63	4.0%
Limited partnerships and other alternative investments	39	3.1%	16	1.3%
Other [3]	(3)		6
Investment expense	(28)		(27)
Total net investment income	656	4.3%	593	4.1%
Adjustment for net investment income from limited partnerships and other alternative investments	(39)	0.1%	(16)	0.2%
Total net investment income excluding limited partnerships and other alternative investments	$617	4.4%	$577	4.3%
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
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Total net investment income increased primarily due to the impact of a higher level of invested assets, reinvesting at higher interest rates, and greater income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, was up primarily due to the impact of reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Average reinvestment rate, on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three months ended March 31, 2025 was 5.6%, which was above the average yield of sales and maturities of 4.9% for the same period. Average reinvestment rate, on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three months ended March 31, 2024 was 6.1%, which was above the average yield of sales and maturities of 5.0% for the same period.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For the 2025 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be relatively consistent with the portfolio yield earned in 2024. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2025	2024
Gross gains on sales of fixed maturities	$13	$5
Gross losses on sales of fixed maturities	(25)	(11)
Equity securities [1]	(11)	35
Net credit losses on fixed maturities, AFS [2]	2	(1)
Change in ACL on mortgage loans [3]	—	3
Other, net [4]	(28)	(3)
Net realized gains (losses)	$(49)	$28
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $(11) and $36 for the three months ended March 31, 2025, and 2024, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]The three months ended March 31, 2025, and 2024 includes gains (losses) from transactional foreign currency revaluation of $(10) and $2, respectively, and gains (losses) on non-qualifying derivatives of $0 and $(2), respectively.
Three months ended March 31, 2025
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals and corporate securities.
Equity securities net losses were primarily driven by a decrease in value due to lower equity market levels.
Other, net includes losses of $10 on transactional foreign currency revaluation and $7 related to a mortgage loan modification.
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
•group LTD reserves, net of reinsurance;
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2024 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2025.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of March 31, 2025

P&C Other
$634
2%
Personal
Insurance
$2,297
8%
Business
Insurance
$27,410
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Reinsurance and other recoverables	4,637	20	2,096	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,891	563	—	2,454
Current accident year catastrophes	280	187	—	467
Prior accident year development	(83)	(39)	—	(122)
Total provision for unpaid losses and loss adjustment expenses	2,088	711	—	2,799
Change in deferred gain on retroactive reinsurance included in other liabilities	32	—	—	32
Payments	(1,466)	(634)	(54)	(2,154)
Foreign currency adjustment	13	—	—	13
Ending liabilities for unpaid losses and loss adjustment expenses, net	27,410	2,297	634	30,341
Reinsurance and other recoverables	4,647	50	2,067	6,764
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$32,057	$2,347	$2,701	$37,105
Earned premiums and fee income	$3,335	$907
Loss and loss adjustment expense paid ratio [1]	44.0	69.9
Loss and loss adjustment expense ratio	62.8	79.1
Prior accident year development (pts) [2]	(2.5)	(4.3)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2025
	Business Insurance	Personal Insurance	Total [1]
Wildfires [1]	$153	$118	$271
Wind and hail	44	61	105
Winter storms	17	8	25
Catastrophes before assumed reinsurance	214	187	401
Global assumed reinsurance business [1] [2]	66	—	66
Total catastrophe losses	$280	$187	$467
[1]Catastrophe losses from the January 2025 California Wildfire Event were $325, net of reinsurance, and included losses of $54 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(65)	$—	$—	$(65)
Workers’ compensation discount accretion	12	—	—	12
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(3)	—	—	(3)
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	—	(12)	—	(12)
Homeowners	—	(18)	—	(18)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net [1]	5	(9)	—	(4)
Prior accident year development before change in deferred gain	(51)	(39)	—	(90)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(32)	—	—	(32)
Total prior accident year development	$(83)	$(39)	$—	$(122)
[1]Other reserve re-estimates, net for the three months ended March 31, 2025 includes a favorable change of $(12) in personal automobile physical damage reserves.
[2]The $32 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2025, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,725	575	—	2,300
Current accident year catastrophes	109	52	—	161
Prior accident year development	(56)	(7)	7	(56)
Total provision for unpaid losses and loss adjustment expenses	1,778	620	7	2,405
Change in deferred gain on retroactive reinsurance included in other liabilities	24	—	—	24
Payments	(1,312)	(584)	(44)	(1,940)
Foreign currency adjustment	(5)	—	—	(5)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,067	2,076	689	27,832
Reinsurance and other recoverables	4,612	27	2,066	6,705
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$29,679	$2,103	$2,755	$34,537
Earned premiums and fee income	$3,059	$821
Loss and loss adjustment expense paid ratio [1]	42.9	71.1
Loss and loss adjustment expense ratio	58.3	76.3
Prior accident year development (pts) [2]	(1.8)	(0.9)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2024
	Business Insurance	Personal Insurance	Total
Wind and hail	$42	$38	$80
Winter storms	52	14	66
Catastrophes before assumed reinsurance	94	52	146
Global assumed reinsurance business [1]	15	—	15
Total catastrophe losses	$109	$52	$161
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(67)	$—	$—	$(67)
Workers’ compensation discount accretion	12	—	—	12
General liability	17	—	—	17
Marine	7	—	—	7
Package business	—	—	—	—
Commercial property	(3)	—	—	(3)
Professional liability	(5)	—	—	(5)
Bond	—	—	—	—
Assumed reinsurance	9	—	—	9
Automobile liability	—	—	—	—
Homeowners	—	—	—	—
Net A&E reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net	5	(7)	—	(2)
Prior accident year development before change in deferred gain	$(32)	$(7)	$7	$(32)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(24)	—	—	(24)
Total prior accident year development	$(56)	$(7)	$7	$(56)
[1]The $24 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2024, related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2024, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reportable Segment And Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2025	2024	Change
Written premiums	$3,686	$3,362	10%
Change in unearned premium reserve	362	314	15%
Earned premiums	3,324	3,048	9%
Fee income	11	11	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,891	1,725	10%
Current accident year catastrophes [1]	280	109	157%
Prior accident year development [1]	(83)	(56)	(48)%
Total losses and loss adjustment expenses	2,088	1,778	17%
Amortization of DAC	531	476	12%
Insurance operating costs	512	487	5%
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	10	10	—%
Underwriting gain	187	301	(38)%
Net investment income [2]	437	391	12%
Net realized gains (losses) [2]	(24)	12	NM
Other expense [3]	(1)	(2)	50%
Income before income taxes	599	702	(15)%
Income tax expense [4]	122	129	(5)%
Net income	$477	$573	(17)%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
	2025	2024
Small Business:
Net new business premium	$298	$268
Policy count retention	84%	85%
Renewal written price increases	6.2%	5.7%
Renewal earned price increases	7.4%	5.1%
Policies in-force as of end of period (in thousands)	1,591	1,512
Middle and Large Business [1]:
Net new business premium	$188	$174
Premium retention	81%	83%
Renewal written price increases	7.0%	7.1%
Renewal earned price increases	7.3%	7.4%
Global Specialty:
Global specialty gross new business premium [2]	$225	$223
Renewal written price increases [3]	6.2%	6.0%
Renewal earned price increases [3]	6.5%	5.4%
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
Underwriting Ratios

	Three Months Ended March 31,
	2025	2024	Change
Loss and loss adjustment expense ratio	62.8	58.3	4.5
Expense ratio	31.3	31.5	(0.2)
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	94.4	90.1	4.3
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	(5.9)	(1.8)	(4.1)
Underlying combined ratio	88.4	88.4	—

Underlying loss and loss adjustment expense ratio	56.9	56.6	0.3
Current accident year catastrophes	8.4	3.6	4.8
Prior accident year development	(2.5)	(1.8)	(0.7)
Total loss and loss adjustment expense ratio	62.8	58.3	4.5

Loss and loss adjustment expense ratio	62.8	58.3	4.5
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	(5.9)	(1.8)	(4.1)
Underlying loss and loss adjustment expense ratio	56.9	56.6	0.3

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net income decreased primarily due to a lower underwriting gain and a change to net realized losses in the 2025 period from net realized gains in the 2024 period, partially offset by higher net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Underwriting gain declined due to higher CAY catastrophe losses, partially offset by the effect of earned premium growth and slightly higher favorable prior accident year development, including $8 of a greater benefit for amortization of the deferred gain on the Navigators ADC.
Expense ratio improved modestly as the impact of higher earned premium was partially offset by a slightly higher commission ratio due to business mix.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other earned premiums of $15 and $16 for the three months ended March 31, 2024, and 2025, respectively.

Written Premiums
[1]Other written premiums of $14 and $16 for the three months ended March 31, 2024, and 2025, respectively.
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Earned premiums increased due to written premium increases over the prior twelve months.
Written premiums increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by double-digit new business growth and renewal written price increases in almost all lines. Written premium grew in nearly all lines of business, including package business, excess and surplus and automobile.
•Middle & large business written premium increased driven by high single-digit new business growth and renewal written price increases in all lines. Written premium grew in nearly all lines across industry verticals, specialty markets, and large property.
•Global specialty written premium increased driven by written price increases across almost all lines as well as an increase in gross new business, primarily in U.S. excess casualty insurance lines. Written premiums also grew in global reinsurance, primarily in property, credit risk and casualty.
Renewal written price increases were recognized in most lines.
•In small business, renewal written price increases were higher than the prior year, with low double-digit price increases in package business and automobile and moderating high single-digit price increases in excess and surplus lines. Workers' compensation pricing was slightly negative.
•In middle market, renewal written price increases were consistent with prior year levels overall, with mid single-digit to low double-digit price increases in most lines. Liability pricing has accelerated and property pricing has moderated from 2024 levels. Workers’ compensation continued to be modestly positive.
•In global specialty, price increases were slightly higher than prior year levels with mid single-digit renewal written price increases overall, including high single to mid-teen increases in casualty and auto lines.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Underlying Loss and Loss Adjustment Expense Ratio increased slightly due to a higher general liability loss ratio, reflecting the increased severity trends observed primarily during the second half of 2024, partially offset by lower net non-catastrophe property losses.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Current accident year catastrophe losses for the three months ended March 31, 2025 included a loss of $207 from the January 2025 California Wildfire Event, as well as tornado, wind and hail events primarily in the South and Midwest regions.
Current accident year catastrophe losses for the three months ended March 31, 2024 included losses from winter storms, mainly in the Northeast, Pacific and South regions, as well as tornado, wind and hail events in the Midwest, South and mid-Atlantic regions.
Prior accident year development was net favorable for the three months ended March 31, 2025 and primarily included reserve decreases for workers' compensation. Also included is a benefit of $32 related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2025	2024	Change
Written premiums	$913	$844	8%
Change in unearned premium reserve	14	31	(55)%
Earned premiums	899	813	11%
Fee income	8	8	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	563	575	(2)%
Current accident year catastrophes [1]	187	52	NM
Prior accident year development [1]	(39)	(7)	NM
Total losses and loss adjustment expenses	711	620	15%
Amortization of DAC	68	60	13%
Insurance operating costs	182	153	19%
Amortization of other intangible assets	1	1	—%
Underwriting loss	(55)	(13)	NM
Net investment income [2]	57	50	14%
Net realized gains (losses) [2]	(2)	1	NM
Net servicing and other income (expense) [3]	5	4	25%
Income before income taxes	5	42	(88)%
Income tax expense [4]	—	8	(100)%
Net income	$5	$34	(85)%
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
[3]Includes servicing revenues of $20 and $19 for the three months ended March 31, 2025 and 2024, respectively. Includes servicing expenses of $16 and $15 for the three months ended March 31, 2025 and 2024, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2025	2024	Change
Product Line
Automobile	$627	$600	5%
Homeowners	286	244	17%
Total	$913	$844	8%
Earned Premiums
Product Line
Automobile	$618	$566	9%
Homeowners	281	247	14%
Total	$899	$813	11%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
Premium Measures	2025	2024
Policies in-force end of period (in thousands)
Automobile	1,146	1,233
Homeowners	719	701
Net new business premium
Automobile	$81	$72
Homeowners	62	34
Effective Policy Count Retention
Automobile	79%	79%
Homeowners	83%	83%
Renewal written price increase
Automobile	15.8%	25.5%
Homeowners	12.3%	15.2%
Renewal earned price increase
Automobile	20.0%	19.1%
Homeowners	14.4%	14.4%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2025	2024	Change
Loss and loss adjustment expense ratio	79.1	76.3	2.8
Expense Ratio	27.0	25.3	1.7
Combined Ratio	106.1	101.6	4.5
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(16.5)	(5.5)	(11.0)
Underlying combined ratio	89.7	96.1	(6.4)

Underlying loss and loss adjustment expense ratio	62.6	70.7	(8.1)
Current accident year catastrophes	20.8	6.4	14.4
Prior accident year development	(4.3)	(0.9)	(3.4)
Total loss and loss adjustment expense ratio	79.1	76.3	2.8

Loss and loss adjustment expense ratio	79.1	76.3	2.8
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(16.5)	(5.5)	(11.0)
Underlying loss and loss adjustment expense ratio	62.6	70.7	(8.1)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended March 31,
	2025	2024	Change
Automobile
Combined ratio	93.5	103.9	(10.4)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(1.2)	(1.0)	(0.2)
Prior accident year development	3.8	1.6	2.2
Underlying combined ratio	96.1	104.4	(8.3)

Homeowners
Combined ratio	133.2	96.2	37.0
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(63.7)	(18.7)	(45.0)
Prior accident year development	5.6	(0.5)	6.1
Underlying combined ratio	75.1	77.0	(1.9)
Net income
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Income decreased, largely driven by lower underwriting results.

Underwriting loss
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Underwriting loss increased primarily due to an increase in current accident year catastrophe losses and an increase in insurance operating costs, partially offset by an improved underlying loss and LAE ratio, the effect of an increase in earned premium due to renewal written price increases, and greater favorable prior accident year development.
Expense ratio increased primarily due to higher direct marketing costs and, to a lesser extent, a higher commission ratio due to business mix.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$1,000
$500
$0
$813
$566
$247
$899
$618
$281
Q1 2024
Q1 2025
Homeowners
Automobile

Written Premiums

$1,000
$500
$0
$844
$600
$244
$913
$627
$286
Q1 2024
Q1 2025
Homeowners
Automobile

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Earned premiums increased in 2025 due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in 2025 driven by the effect of written pricing increases and by an increase in new business premium in both automobile and homeowners.
Renewal written pricing increases moderated for both automobile and homeowners in 2025, primarily in response to moderating loss cost trends.
Effective Policy count retention was stable both for automobile and homeowners in 2025, in response to moderating renewal written pricing increases.
Policies in-force as of March 31, 2025 compared to March 31, 2024 declined for automobile and increased for homeowners, reflecting the level of new business in relation to non-renewed policies.
Underlying Loss and Loss Adjustment Expense Ratio
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Underlying loss and LAE ratio decreased in both automobile and homeowners in 2025. The decrease in automobile was primarily due to the impact of earned pricing increases as well as lower physical damage claim frequency, partially offset by higher automobile claim severities. The automobile liability severity increases continue to recognize the inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the underlying loss and LAE ratio was primarily due to the impact of earned pricing increases, partially offset by higher claim severities. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Current accident year catastrophe losses increased for the three months ended March 31, 2025, compared to the prior year. CAY catastrophe losses for the three months ended March 31, 2025 included a loss of $118 from the January 2025 California Wildfire Event, as well as tornado, wind and hail events primarily in the Midwest and South regions. CAY catastrophe losses for the three months ended March 31, 2024 included from tornado, wind and hail events mainly in the Midwest and South regions, as well as winter storms in the Pacific and South Regions.
Prior accident year development was favorable for the three months ended March 31, 2025, primarily driven by lower estimated severity on homeowners, automobile physical damage, and automobile liability. Prior accident year development was favorable for the three months ended March 31, 2024, primarily driven by improved severity on automobile physical damage.

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2025	2024	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$7	(100)%
Total losses and loss adjustment expenses	—	7	(100)%
Insurance operating costs	2	2	—%
Underwriting loss	(2)	(9)	78%
Net investment income [2]	18	18	—%
Income before income taxes	16	9	78%
Income tax expense [3]	3	1	NM
Net income	$13	$8	63%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net income increased due to a lower underwriting loss.
Underwriting loss decreased due to unfavorable prior accident year reserve development in the 2024 period.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended March 31,
	2025	2024	Change
Premiums and other considerations	$1,668	$1,639	2%
Net investment income [1]	126	114	11%
Net realized gains (losses) [1]	(4)	1	NM
Total revenues	1,790	1,754	2%
Benefits, losses and loss adjustment expenses	1,199	1,204	—%
Amortization of DAC	8	9	(11)%
Insurance operating costs and other expenses	406	397	2%
Amortization of other intangible assets	10	10	—%
Total benefits, losses and expenses	1,623	1,620	—%
Income before income taxes	167	134	25%
Income tax expense [2]	34	26	31%
Net income	$133	$108	23%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2025	2024	Change
Fully insured – ongoing premiums	$1,612	$1,585	2%
Buyout premiums	—	—	—%
Fee income	56	54	4%
Total premiums and other considerations	$1,668	$1,639	2%
Fully insured ongoing sales	$381	$444	(14)%

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2025	2024	Change
Group disability loss ratio	69.0%	70.1%	(1.1)
Group life loss ratio	79.9%	82.6%	(2.7)
Total loss ratio	71.9%	73.5%	(1.6)
Expense ratio	25.4%	25.4%	—

Margin
	Three Months Ended March 31,
	2025	2024	Change
Net income margin	7.4%	6.2%	1.2
Adjustments to reconcile net income margin to core earnings margin:
Net realized gains (losses), before tax	0.3%	(0.1%)	0.4
Income tax benefit	(0.1%)	—%	(0.1)
Core earnings margin	7.6%	6.1%	1.5

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net income increased in the three months ended March 31, 2025 primarily due to a lower group life and group disability loss ratio, higher fully insured ongoing premiums and higher net investment income, partially offset by a higher loss ratio on supplemental health products.
Insurance operating costs and other expenses were higher primarily due to the effect of an increase in fully insured ongoing premium.
Fully Insured Ongoing Premiums

$2,000
$1,000
$0
$1,585
$1,612
$645
$650
$836
$844
Q1 2024
Q1 2025
Group disability
Group life
Other [1]

[1]Other of $104 and $118 for the three months ended March 31, 2024 and 2025 respectively, which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Fully insured ongoing premiums increased over prior year and included an increase in exposure on existing accounts, new business sales, and persistency in excess of 90%, though slightly below the prior year.
Fully insured ongoing sales decreased compared to prior year driven by lower sales for the paid family and medical leave product and fewer large case sales.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
73.5
25.4
71.9
25.4
Q1 2024
Q1 2025
Expense ratio
Loss ratio

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Loss ratio improved 1.6 points in the three months ended March 31, 2025 compared to the prior year period driven by a lower group life and group disability loss ratio, partially offset by a higher loss ratio on supplemental health products. The group life loss ratio decreased 2.7 points driven by a lower level of mortality. The group disability loss ratio decreased 1.1 points driven by a lower loss ratio on paid family and medical leave products, partially offset by a higher long-term disability loss ratio driven by higher incidence, although favorable to long-term historical averages. Improvement in the paid family and medical leave loss ratio in 2025 reflects pricing actions to address benefit utilization trends as well as a decrease in recent claim emergence.
Expense ratio is flat compared to prior year with expenses increasing due to the effect of an increase in fully insured premium.

Hartford Funds - Results of Operations
Operating Summary

	Three Months Ended March 31,
	2025	2024	Change
Fee income and other revenue	$260	$250	4%
Net investment income	4	4	—%
Net realized gains	—	5	(100)%
Total revenues	264	259	2%
Operating costs and other expenses	209	203	3%
Income before income taxes	55	56	(2)%
Income tax expense [1]	12	11	9%
Net income	$43	$45	(4)%
Daily average Hartford Funds AUM	$141,834	$131,648	8%
ROA [2]	12.1	13.7	(12)%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains excluded from core earnings, before tax	—	(1.5)	100%
Effect of income tax expense	0.3	0.3	—%
ROA, core earnings [2]	12.4	12.5	(1)%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of AUM, as measured in basis points.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2025	2024	Change
Mutual Fund and ETF AUM - beginning of period	$128,054	$119,316	7%
Sales - Mutual Fund	7,731	5,637	37%
Redemptions - Mutual Fund	(9,309)	(7,939)	(17)%
Net flows - ETF	146	(209)	NM
Net flows - Mutual Fund and ETF	(1,432)	(2,511)	43%
Change in market value and other	597	6,754	(91)%
Mutual Fund and ETF AUM - end of period	127,219	123,559	3%
Third-party life and annuity separate account AUM	10,879	12,083	(10)%
Hartford Funds AUM - end of period	$138,098	$135,642	2%
Mutual Fund and ETF AUM by Asset Class

	As of March 31,
	2025	2024	Change
Equity - Mutual Funds	$82,792	$83,337	(1)%
Fixed Income - Mutual Funds	21,398	17,201	24%
Multi-Strategy Investments - Mutual Funds [1]	18,321	19,268	(5)%
Equity - ETF	1,884	1,851	2%
Fixed Income - ETF	2,824	1,902	48%
Mutual Fund and ETF AUM	$127,219	$123,559	3%
[1]Includes balanced, allocation and alternative investment products.
Net Income
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net income decreased for the three months ended March 31, 2025, primarily due to net realized gains in the 2024 period partially offset by an increase in fee income net of operating costs and other expenses driven by higher daily average AUM.

Hartford Funds AUM
March 31, 2025 compared to March 31, 2024
Hartford Funds AUM increased primarily due to an increase in equity market values, partially offset by net outflows over the preceding twelve month periods. Net outflows were $1.4 billion for the three months ended March 31, 2025 compared to net outflows of $2.5 billion, for the three months ended March 31, 2024.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate - Results of Operations
Operating Summary

	Three Months Ended March 31,
	2025	2024	Change
Fee income [1]	$11	$10	10%
Other revenue	1	—	NM
Net investment income [2]	14	16	(13)%
Net realized gains (losses) [2]	(19)	9	NM
Total revenues (losses)	7	35	(80)%
Benefits, losses and loss adjustment expenses [3]	2	2	—%
Insurance operating costs and other expenses [1]	14	14	—%
Interest expense [4]	50	50	—%
Restructuring and other costs	—	1	(100)%
Total benefits, losses and expenses	66	67	(1)%
Loss before income taxes	(59)	(32)	(84)%
Income tax benefit [5]	(18)	(17)	(6)%
Net loss	(41)	(15)	(173)%
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(46)	$(20)	(130)%
[1]Includes investment management fees and expenses related to managing third-party business.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes benefits expense on life and annuity business previously underwritten by the Company.
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net loss available to common stockholders for the three months ended March 31, 2025, decreased primarily due to a change from net realized gains to net realized losses as well as a lower tax benefit related to the vesting of stock-based compensation awards during the quarter.

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
•risk monitoring; and
•internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity, and specific risk tolerances for natural catastrophes, terrorism and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2024 Form 10-K Annual Report.
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
Catastrophe risk primarily arises in the property, automobile, workers' compensation, casualty, group life, and group disability lines of business but could also arise from other coverages such as losses under PV&T and CPRI policies. See the term Current Accident Year Catastrophe Ratio within the Key Performance Measures and Ratios section of MD&A for an explanation of how the Company defines catastrophe losses in its financial reporting.
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
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2025 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2024, and will renew for the annual period starting June 1, 2025. Retention and coverage varies by writing company. The writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $35 in per event losses in excess of a $19 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
[3]Named hurricanes and tropical storms are defined as any storm or storm system declared to be a hurricane or tropical storm by the US National Hurricane Center, US Weather Prediction Center, or their successor organizations (being divisions of the US National Weather Service).
[4] Portions of this layer of coverage extend beyond a traditional one year term.
[5] For further information on the Company's catastrophe bond, see MD&A - Enterprise Risk Management, Insurance Risk included in the Company's 2024 Form 10-K Annual report.
[6] Tropical cyclones are defined as a storm or storm system that has been declared by National Weather Service or any division or agency thereof (including the National Hurricane Center or the Weather Prediction Center) or any of their successors to be a hurricane, tropical storm, or tropical depression.
[7] The aggregate treaty is not limited to a single event; rather, it is designed to provide reinsurance protection for the aggregate of all catastrophe events (up to $350 per event), either designated by the Property Claim Services office of Verisk or, for international business, net losses arising from two or more risks involved in the same loss occurrence totaling at least $500 thousand. All catastrophe losses, except assumed reinsurance business losses, apply toward satisfying the $750 attachment point under the aggregate treaty.
[8] In addition to the limits shown, the workers' compensation reinsurance includes a non-catastrophe, industrial accident layer, providing coverage for 80% of $25 in per event losses in excess of a $25 retention.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC; respectively, there is no remaining limit available under either agreement as of December 31, 2024. During the three months ended March 31, 2025, the Company collected recoveries from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., under the Navigators ADC and as a result amortized $32 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the deferred gain on the Navigators ADC was $32 and $64, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
For more information on the A&E ADC and the Navigators ADC, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements, included in The Hartford's 2024 Form 10-K Annual Report.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives from events that impact financial market conditions and the value of financial assets. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's invested assets.
Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. GAAP, statutory, and economic basis. Exposures are actively monitored and managed, with risks mitigated where appropriate. The Company uses various risk management strategies, including limiting aggregation of risk, portfolio re-balancing and hedging with over-the-counter ("OTC") and exchange-traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives may be used to achieve the following Company-approved objectives: (1) hedging risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; (2) managing liquidity; (3) controlling transaction costs; and (4) engaging in income generation covered call transactions and synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. The Company identifies different categories of financial risk, including liquidity, credit, interest rate, equity, and foreign currency exchange.
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
As of March 31, 2025, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Credit Risk Reduced Through Credit Derivatives
The Company may enter into credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
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

Fixed Maturities, AFS by Type
	March 31, 2025						December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,763	$—	$27	$(5)	$2,785	6.3%	$2,554	$—	$19	$(11)	$2,562	6.0%
Other	1,554	—	13	(19)	1,548	3.5%	1,394	—	9	(28)	1,375	3.3%
CLOs	3,392	—	6	(2)	3,396	7.7%	3,237	—	13	—	3,250	7.6%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,279	(14)	21	(104)	1,182	2.7%	1,284	(13)	16	(128)	1,159	2.7%
Bonds	1,579	—	2	(95)	1,486	3.3%	1,597	—	1	(114)	1,484	3.5%
Interest only	88	—	3	(5)	86	0.2%	95	—	4	(6)	93	0.2%
Corporate
Basic industry	1,145	—	7	(34)	1,118	2.5%	1,100	—	5	(43)	1,062	2.5%
Capital goods	1,781	—	19	(51)	1,749	4.0%	1,769	—	14	(69)	1,714	4.0%
Consumer cyclical	1,687	—	13	(55)	1,645	3.7%	1,599	—	9	(63)	1,545	3.6%
Consumer non-cyclical	2,692	—	28	(111)	2,609	5.9%	2,641	—	16	(139)	2,518	5.9%
Energy	1,381	—	14	(52)	1,343	3.0%	1,395	—	10	(59)	1,346	3.2%
Financial services	6,787	—	43	(201)	6,629	15.0%	6,455	—	28	(245)	6,238	14.7%
Tech./comm.	2,985	—	29	(141)	2,873	6.5%	2,848	—	19	(169)	2,698	6.3%
Transportation	958	—	6	(52)	912	2.1%	930	—	5	(58)	877	2.1%
Utilities	2,561	—	19	(150)	2,430	5.5%	2,464	(3)	11	(167)	2,305	5.4%
Real estate investment trusts ("REITs")	352	—	1	(15)	338	0.8%	354	—	—	(21)	333	0.8%
Foreign govt./govt. agencies	492	—	6	(17)	481	1.1%	500	—	3	(23)	480	1.1%
Municipal bonds
Taxable	1,423	—	8	(109)	1,322	3.0%	1,384	—	6	(126)	1,264	3.0%
Tax-exempt	3,917	—	53	(262)	3,708	8.4%	4,190	—	71	(221)	4,040	9.5%
RMBS
Agency	3,104	—	17	(183)	2,938	6.6%	3,002	—	7	(225)	2,784	6.5%
Non-agency	2,733	—	11	(142)	2,602	5.9%	2,586	—	6	(168)	2,424	5.7%
Sub-prime	18	—	—	—	18	—%	22	—	—	—	22	0.1%
U.S. Treasuries	1,119	—	5	(118)	1,006	2.3%	1,138	—	—	(144)	994	2.3%
Total fixed maturities, AFS	$45,790	$(14)	$351	$(1,923)	$44,204	100.0%	$44,538	$(16)	$272	$(2,227)	$42,567	100.0%
FVO securities					$280						$308
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2024, primarily due to net additions of corporate bonds, high-quality ABS and RMBS, partially offset by net reductions to tax-exempt municipal bonds.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,502	$5,126	11.6%	$5,424	$4,937	11.6%
AAA	7,721	7,573	17.2%	7,340	7,166	16.8%
AA	7,682	7,423	16.8%	7,762	7,484	17.6%
A	12,021	11,639	26.3%	11,422	10,933	25.7%
BBB	10,509	10,125	22.9%	10,227	9,722	22.8%
BB & below	2,355	2,318	5.2%	2,363	2,325	5.5%
Total fixed maturities, AFS [1]	$45,790	$44,204	100.0%	$44,538	$42,567	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Commercial & Residential Real Estate

Exposure to CMBS & RMBS Bonds by Credit Quality as of March 31, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$13	$13	$1,266	$1,169	$—	$—	$—	$—	$—	$—	$1,279	$1,182
Bonds	607	583	402	376	245	225	173	167	152	135	1,579	1,486
Interest Only	49	47	29	29	5	5	5	5	—	—	88	86
Total CMBS	669	643	1,697	1,574	250	230	178	172	152	135	2,946	2,754
RMBS
Agency	—	—	3,104	2,938	—	—	—	—	—	—	3,104	2,938
Non-Agency	1,647	1,563	782	745	226	219	70	68	8	7	2,733	2,602
Sub-Prime	1	1	5	5	1	1	5	5	6	6	18	18
Total RMBS	1,648	1,564	3,891	3,688	227	220	75	73	14	13	5,855	5,558
Total CMBS & RMBS	$2,317	$2,207	$5,588	$5,262	$477	$450	$253	$245	$166	$148	$8,801	$8,312

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$14	$14	$1,270	$1,145	$—	$—	$—	$—	$—	$—	$1,284	$1,159
Bonds	609	578	407	376	267	240	147	137	167	153	1,597	1,484
Interest Only	53	51	31	31	6	6	5	5	—	—	95	93
Total CMBS	676	643	1,708	1,552	273	246	152	142	167	153	2,976	2,736
RMBS
Agency	—	—	3,002	2,784	—	—	—	—	—	—	3,002	2,784
Non-Agency	1,564	1,467	746	697	203	193	65	61	8	6	2,586	2,424
Sub-Prime	1	1	5	5	2	2	7	7	7	7	22	22
Total RMBS	1,565	1,468	3,753	3,486	205	195	72	68	15	13	5,610	5,230
Total CMBS & RMBS	$2,241	$2,111	$5,461	$5,038	$478	$441	$224	$210	$182	$166	$8,586	$7,966
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

As of March 31, 2025, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $43. As of December 31, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $44.
The Company funded $94 of commercial mortgage loans, primarily industrial and multifamily properties, with a weighted average loan-to-value (“LTV”) ratio of 54% and a weighted average yield of 7.0% during the three months ended March 31, 2025. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2025, or December 31, 2024.
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$1,005	$977	AA	$1,033	$1,008	AA
Pre-refunded [1]	84	86	AA+	86	87	AA+
Revenue
Transportation	1,119	1,055	A+	1,134	1,084	A+
Health Care	830	752	A+	864	789	A+
Leasing [2]	610	568	AA	627	588	AA
Education	379	359	AA	402	385	AA
Water & Sewer	302	277	AA	308	289	AA
Power	210	200	A+	281	272	A
Housing	187	177	AA	195	185	AA
Sales Tax	177	173	AA	183	183	AA
Other	437	406	AA-	461	434	AA-
Total Revenue	4,251	3,967	AA-	4,455	4,209	AA-
Total Municipal	$5,340	$5,030	AA-	$5,574	$5,304	AA-
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
As of both March 31, 2025, and December 31, 2024, the largest issuer concentrations were the Metropolitan Transportation Authority, the State of Illinois, and the State of California, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 8% of the fair value of the Company's investment portfolio.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2025		2024
	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(8)	(1.7%)	$(32)	(6.4%)
Private equity funds	40	8.1%	20	4.3%
Other funds	7	4.1%	16	12.9%
Other alternative investments [2]	—	—%	12	8.9%
Total	$39	3.1%	$16	1.3%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,891	36.7%	$1,907	37.8%
Private equity funds	2,036	39.5%	1,956	38.8%
Other funds	667	13.0%	623	12.4%
Other alternative investments [1]	555	10.8%	556	11.0%
Total	$5,149	100.0%	$5,042	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.9 billion as of March 31, 2025 and have decreased $304 since December 31, 2024, primarily due to lower interest rates, partially offset by wider credit spreads. As of March 31, 2025, $1.5 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.4 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	442	$4,307	$—	$(37)	$4,270	1,044	$9,577	$—	$(186)	$9,391
Greater than three to six months	495	4,221	—	(93)	4,128	71	678	—	(24)	654
Greater than six to nine months	60	607	—	(16)	591	13	33	—	(1)	32
Greater than nine to eleven months	12	33	—	(1)	32	44	363	—	(32)	331
Twelve months or more	2,639	18,358	(14)	(1,776)	16,568	2,761	18,938	(13)	(1,984)	16,941
Total	3,648	$27,526	$(14)	$(1,923)	$25,589	3,933	$29,589	$(13)	$(2,227)	$27,349

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	42	$268	$—	$(57)	$211	132	$1,003	$(3)	$(224)	$776
Greater than three to six months	55	372	—	(85)	287	3	3	—	(1)	2
Greater than six to nine months	—	—	—	—	—	4	24	(1)	(6)	17
Greater than nine to eleven months	3	19	(1)	(5)	13	4	44	—	(12)	32
Twelve months or more	92	833	(1)	(258)	574	93	811	(1)	(259)	551
Total	192	$1,492	$(2)	$(405)	$1,085	236	$1,885	$(5)	$(502)	$1,378
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2025
The Company recorded a net credit loss reversal of $2, primarily attributable to a decrease in the ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS. There were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three months ended March 31, 2024
The Company recorded net credit losses of $1 primarily attributable to one below investment grade corporate issuer. There were no unrealized losses on securities with an ACL recognized in OCI.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three months ended March 31, 2025
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
There were no credit loss adjustments on mortgage loans.
Three months ended March 31, 2024
The Company recorded a release in the ACL on mortgage loans of $3. The release reflected improved economic scenario forecasts and property specific reductions, partially offset by net additions of new loans.

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

Summary of Capital Resources and Liquidity

Capital available to the HIG Holding Company as of March 31, 2025:
•Approximately $1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of March 31, 2025, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding company.

Dividends and other sources of capital for the three months ended March 31, 2025:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $288 of net dividends from the Company's property and casualty insurance subsidiaries through March 31, 2025;
•Employee Benefits - HIG Holding Company received $229 in dividends from Hartford Life and Accident Insurance Company ("HLA") through March 31, 2025;
•Hartford Funds - HIG Holding Company received $41 in dividends from Hartford Funds through March 31, 2025; and

Expected liquidity requirements for the next twelve months as of March 31, 2025:
•$194 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$595 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of March 31, 2025:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the three months ended March 31, 2025, the Company repurchased 3.5 million common shares for $400 under the $3.3 billion share repurchase authorized by the Board of Directors, effective through December 31, 2026. As of March 31, 2025, the Company has $2.75 billion remaining for equity repurchases under the current share repurchase program. During the period April 1, 2025 through April 23, 2025, the Company repurchased 1.1 million common shares for $124.
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
The liquidity requirements of the HIG Holding Company will primarily be met by HIG Holding Company's fixed maturities; short-term investments and cash; and dividends from its subsidiaries, principally its insurance operations. The Company maintains sufficient liquidity and has a variety of contingent liquidity resources to manage liquidity across a range of economic scenarios.
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2025:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 19, 2025	March 3, 2025	April 2, 2025	$0.520
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 19, 2025	May 1, 2025	May 15, 2025	$375.00
There are no current restrictions on the HIG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HIG Holding Company from its insurance subsidiaries, see the following "Dividends from Subsidiaries" discussion. For a discussion of potential restrictions on the HIG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Dividends From Subsidiaries
Dividends to HIG Holding Company from its insurance subsidiaries are restricted by insurance regulation. For a discussion of restrictions on dividends to HIG Holding Company from its insurance subsidiaries see Part II, Item 7, MD&A – Capital Resources and Liquidity - Dividends from Subsidiaries in The Hartford’s 2024 Form 10-K Annual Report.
Through the first three months of 2025, HIG Holding Company received $558 of net dividends from its subsidiaries, including $229 from HLA, $41 from Hartford Funds and $288 from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $12 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
Other Sources of Capital for the HIG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the "Ratings" section below for further discussion), and stockholder returns. As a result, the Company may from time to time raise capital from the issuance of debt, common equity, preferred stock, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of stockholder interests or reduced net income to common stockholders due to additional interest expense or preferred stock dividends.
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the Securities and Exchange Commission on September 23, 2024 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding shelf registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report.
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of March 31, 2025, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
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
As of March 31, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
would be presented in other liabilities consistent with other collateralized financing transactions. As of March 31, 2025, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £79 million ($102 as of March 31, 2025) commitment. As of March 31, 2025, letters of credit with an aggregate face amount of $74 and £79 million, or $102, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of March 31, 2025, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
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
As of March 31, 2025, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of March 31, 2025
Fixed maturities	$36,173
Short-term investments	1,625
Cash	129
Less: Derivative collateral	60
Total	$37,867
Property & Casualty operations invested assets also include $145 in equity securities, $4.7 billion in mortgage loans and $4.1 billion in limited partnerships and other alternative investments.

Employee Benefits Operations
As of March 31, 2025
Fixed maturities	$8,125
Short-term investments	174
Cash	—
Less: Derivative collateral	12
Total	$8,287
Employee Benefits operations invested assets also include $30 in equity securities, $1.6 billion in mortgage loans and $1.1 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of March 31, 2025 were $37.1 billion and net of reinsurance and other recoverables were $30.3 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2024 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of March 31, 2025 were $8.9 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2024 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of March 31, 2025 were $367 and net of reinsurance were $147. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of March 31, 2025, Hartford Funds cash and short-term investments were $315.
Purchase and Other Obligations
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, mortgage loans, private debt and equity securities, as well as tax credits are disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 20 - Leases of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.
Capitalization

Capital Structure
	March 31, 2025	December 31, 2024	Change
Long-term debt	$4,368	$4,366	—%
Total debt	4,368	4,366	—%
Common stockholders' equity excluding AOCI, net of tax	19,090	18,999	—%
Preferred stock	334	334	—%
AOCI, net of tax	(2,580)	(2,886)	11%
Total stockholders’ equity	$16,844	$16,447	2%
Total capitalization	$21,212	$20,813	2%
Debt to stockholders’ equity	26%	27%
Debt to capitalization	21%	21%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Total capitalization increased $399 as of March 31, 2025 compared to December 31, 2024 primarily due to net income in excess of common stockholder dividends in the period, and a decrease in net unrealized losses on fixed maturities, AFS partially offset by share repurchases.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes
In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2024 Form 10-K Annual Report.
Cash Flow

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$985	$1,097
Net cash used for investing activities	$(401)	$(435)
Net cash used for financing activities	$(608)	$(529)
Cash and restricted cash– end of period	$216	$322
Cash provided by operating activities decreased in 2025 as compared to the prior year period primarily driven by an increase in P&C and Employee Benefits loss and loss adjustment expenses paid, higher operating expenses, including increased commissions and staffing costs, and a decrease in partnership cash income, partially offset by an increase in P&C and Employee Benefits premiums received.
Cash used for investing activities decreased in 2025 as compared to the prior year driven by a decrease in net payments for fixed maturities and a change from net payments for to net proceeds from mortgage loans, partially offset by a decrease in net proceeds for equity securities at fair value and short-term investments.
Cash used for financing activities increased in 2025 as compared to the prior year period driven by an increase in treasury stock acquired, an increase in the net return of shares under incentive and stock compensation plans, and an increase in dividends paid on common stock.
Operating cash flows for the three months ended March 31, 2025 has been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2024 Form 10-K Annual Report.

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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's 2024 Form 10-K Annual Report.

Insurance Financial Strength Ratings as of April 23, 2025
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a-	BBB+	Baa1

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2025	$13,294	$2,708	$16,002
Statutory income	436	134	570
Dividends to parent	(288)	(229)	(517)
Other items	(24)	(4)	(28)
Net change to U.S. statutory capital	124	(99)	25
U.S statutory capital at March 31, 2025	$13,418	$2,609	$16,027
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

Legislative and Regulatory Developments
For a discussion regarding legislative and regulatory developments, see Part II, Item 7, MD&A - Capital Resources and Liquidity, Contingencies in the Company’s 2024 Form 10-K Annual Report.
Impact of New Accounting Standards
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2024 Form 10-K Annual Report.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Acronyms

A&E	Asbestos and Environmental	HIG	The Hartford Insurance Group, Inc.
ABS	Asset-Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	IT	Information Technology
ALAE	Allocated Loss Adjustment Expenses	LAE	Loss Adjustment Expense
AOCI	Accumulated Other Comprehensive Income	LCL	Liability for Credit Losses
AUM	Assets Under Management	LTD	Long-Term Disability
CAY	Current Accident Year	LTV	Loan-to-Value
CLOs	Collateralized Loan Obligations	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CMBS	Commercial Mortgage-Backed Securities	NAIC	National Association of Insurance Commissioners
CODM	Chief Operating Decision Maker	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income
DLR	Disabled Life Reserve	OTC	Over-the-Counter
D&O	Directors and Officers	P&C	Property and Casualty
DSCR	Debt Service Coverage Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
ETF	Exchange-Traded Funds	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	ROA	Return on Assets
FHCF	Florida Hurricane Catastrophe Fund	ROE	Return on Equity
FHLBB	Federal Home Loan Bank of Boston	SEC	Securities and Exchange Commission
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TRIPRA	Terrorism Risk Insurance Program Reauthorization Act
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2025.
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
Item 1A.
Risk Factors
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

Repurchases of common stock by the Company during the quarter ended March 31, 2025 are set forth below. During the period from April 1, 2025 to April 23, 2025, the Company repurchased 1.1 million common shares for $124.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2025
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
January 1, 2025 - January 31, 2025	1,376,496	$111.69	1,370,781	$2,996
February 1, 2025 - February 28, 2025	1,681,035	$113.62	1,111,106	$2,871
March 1, 2025 - March 31, 2025	1,049,064	$120.40	1,032,782	$2,748
Total	4,106,595	$114.70	3,514,669
[1]Includes 591,926 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $113.26 in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2025.
[2]On July 25, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Part II - Item 5. Other Information
Item 5.
Other Information
On February 4, 2025, Amy Stepnowski, Executive Vice President, Chief Investment Officer and President, Hartford Investment Management Company ("HIMCO"), adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for (i) the potential exercise of vested stock options and associated sale of up to
48,690 shares of the Company's common stock between May 5, 2025 and August 15, 2025 (or the date on which all shares have been sold), subject to certain conditions, and (ii) the potential sale of up to 5,961 shares of the Company's common stock between May 5, 2025 and August 15, 2025 (or the date on which all shares have been sold), subject to certain conditions.
Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended March 31, 2025
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
10.01	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements, as amended **
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	April 24, 2025	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)