Form 10-Q
period 2025-06-30
HARTFORD INSURANCE GROUP, INC.
filed 2025-07-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 25, 2025, there were outstanding 281,171,656 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of June 30, 2025, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
July 28, 2025

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2025	2024	2025	2024
	(Unaudited)
Revenues
Earned premiums	$5,961	$5,578	$11,796	$11,024
Fee income	342	339	688	672
Net investment income	664	602	1,320	1,195
Net realized losses	(10)	(59)	(59)	(31)
Other revenues	30	26	52	45
Total revenues	6,987	6,486	13,797	12,905
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,712	3,661	7,712	7,272
Amortization of deferred policy acquisition costs ("DAC")	625	561	1,232	1,106
Insurance operating costs and other expenses	1,337	1,285	2,689	2,568
Interest expense	50	50	100	100
Amortization of other intangible assets	17	17	35	35
Restructuring and other costs	—	—	—	1
Total benefits, losses and expenses	5,741	5,574	11,768	11,082
Income before income taxes	1,246	912	2,029	1,823
Income tax expense	251	174	404	332
Net income	995	738	1,625	1,491
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$990	$733	$1,615	$1,481
Net income available to common stockholders per common share
Basic	$3.49	$2.48	$5.66	$4.99
Diluted	$3.44	$2.44	$5.58	$4.92

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
	(Unaudited)
Net income	$995	$738	$1,625	$1,491
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	208	(90)	510	(250)
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	1	—	1	1
Change in net gain (loss) on cash flow hedging instruments	(34)	9	(34)	9
Change in foreign currency translation adjustments	16	(1)	16	(2)
Change in liability for future policy benefits adjustments	(1)	5	(4)	10
Change in pension and other postretirement plan adjustments	6	6	13	13
OCI, net of tax	196	(71)	502	(219)
Comprehensive income	$1,191	$667	$2,127	$1,272
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $45,880 and $44,538, and ACL of $14 and $16)	$44,558	$42,567
Fixed maturities, at fair value using the fair value option ("FVO Securities")	181	308
Equity securities, at fair value	529	603
Mortgage loans (net of ACL of $43 and $44)	6,463	6,396
Limited partnerships and other alternative investments	5,325	5,042
Other investments	198	226
Short-term investments	3,649	4,068
Total investments	60,903	59,210
Cash	166	183
Restricted cash	53	51
Accrued investment income	465	450
Premiums receivable and agents' balances (net of ACL of $135 and $117)	6,698	5,998
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $75 and $75)	7,100	7,140
Deferred policy acquisition costs	1,362	1,239
Deferred income taxes, net	1,094	1,229
Goodwill	1,911	1,911
Property and equipment, net	906	888
Other intangible assets, net	602	637
Other assets	2,379	1,981
Total assets	$83,639	$80,917
Liabilities
Unpaid losses and loss adjustment expenses	$45,482	$44,610
Reserve for future policy benefits	443	448
Other policyholder funds and benefits payable	612	614
Unearned premiums	10,337	9,408
Long-term debt	4,369	4,366
Other liabilities	4,878	5,024
Total liabilities	66,121	64,470
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2025 and December 31, 2024, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at June 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	527	578
Retained earnings	22,850	21,531
Treasury stock, at cost 44,685,067 and 39,404,003 shares	(3,812)	(3,113)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,384)	(2,886)
Total stockholders’ equity	17,518	16,447
Total liabilities and stockholders’ equity	$83,639	$80,917
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for share and per share data)	2025	2024	2025	2024
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	524	551	578	648
Issuance of shares under incentive and stock compensation plans and other	(19)	(15)	(149)	(176)
Stock-based compensation plans expense	22	22	98	86
Additional Paid-in Capital, end of period	527	558	527	558
Retained Earnings
Retained Earnings, beginning of period	22,007	19,614	21,531	19,007
Net income	995	738	1,625	1,491
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(147)	(138)	(296)	(279)
Retained Earnings, end of period	22,850	20,209	22,850	20,209
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(3,444)	(2,037)	(3,113)	(1,816)
Treasury stock acquired	(404)	(354)	(808)	(707)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	38	36	178	247
Net shares acquired related to employee incentive and stock compensation plans	(2)	(1)	(69)	(80)
Treasury Stock, at cost, end of period	(3,812)	(2,356)	(3,812)	(2,356)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,580)	(2,997)	(2,886)	(2,849)
Total other comprehensive income (loss)	196	(71)	502	(219)
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,384)	(3,068)	(2,384)	(3,068)
Total Stockholders’ Equity	$17,518	$15,680	$17,518	$15,680

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	285,104	296,807	287,556	298,472
Treasury stock acquired	(3,240)	(3,500)	(6,755)	(7,347)
Issuance of shares under incentive and stock compensation plans and other	429	700	2,084	3,704
Return of shares under incentive and stock compensation plans to treasury stock	(18)	(18)	(610)	(840)
Common Shares Outstanding, at end of period	282,275	293,989	282,275	293,989
Cash dividends declared per common share	$0.520	$0.470	$1.040	$0.940
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2024
Operating Activities	(Unaudited)
Net income	$1,625	$1,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	59	31
Amortization of deferred policy acquisition costs	1,232	1,106
Additions to deferred policy acquisition costs	(1,355)	(1,238)
Depreciation and amortization	186	187
Other operating activities, net	169	198
Change in assets and liabilities:
Decrease in reinsurance recoverables	32	37
Net change in accrued and deferred income taxes	(181)	(155)
Increase in insurance liabilities	1,784	1,907
Net change in premiums receivable and agents' balances	(752)	(761)
Net change in other assets and other liabilities	(523)	(446)
Net cash provided by operating activities	2,276	2,357
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	4,755	5,151
Fixed maturities, at fair value using the fair value option	109	50
Equity securities, at fair value	125	304
Mortgage loans	733	411
Limited partnership and other alternative investments	115	101
Payments for the purchase of:
Fixed maturities, AFS	(6,090)	(6,498)
Fixed maturities, at fair value using the fair value option	(8)	—
Equity securities, at fair value	(16)	(9)
Mortgage loans	(793)	(669)
Limited partnership and other alternative investments	(445)	(314)
Net proceeds from (payments for) derivatives	(22)	2
Net additions of property and equipment	(78)	(111)
Net proceeds from short-term investments	524	258
Other investing activities, net	(53)	1
Net cash used for investing activities	(1,144)	(1,323)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	63	64
Withdrawals and other deductions from investment and universal life-type contracts	(57)	(73)
Net (issuance) return of shares under incentive and stock compensation plans, including related excise tax benefit	(33)	(9)
Treasury stock acquired, including related excise tax paid	(815)	(700)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(299)	(281)
Net cash used for financing activities	(1,151)	(1,009)
Foreign exchange rate effect on cash	4	(4)
Net increase (decrease) in cash and restricted cash	(15)	21
Cash and restricted cash – beginning of period	234	189
Cash and restricted cash– end of period	$219	$210
Supplemental Disclosure of Cash Flow Information
Income tax paid	$524	$457
Interest paid	$103	$106
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2025	2024	2025	2024
Earnings
Net income	$995	$738	$1,625	$1,491
Less: Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$990	$733	$1,615	$1,481
Shares
Weighted average common shares outstanding, basic	283.7	295.5	285.1	296.8
Dilutive effect of stock-based awards under compensation plans	4.0	4.4	4.1	4.5
Weighted average common shares outstanding and dilutive potential common shares	287.7	299.9	289.2	301.3
Net income available to common stockholders per common share
Basic	$3.49	$2.48	$5.66	$4.99
Diluted	$3.44	$2.44	$5.58	$4.92
3. Segment Information
The Company currently conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty ("P&C") Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Segment Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Business Insurance
Workers’ compensation	$917	$926	$1,835	$1,843
General liability	609	540	1,193	1,066
Marine	68	67	137	134
Package business	659	572	1,278	1,121
Commercial property	355	306	694	596
Professional liability	208	200	414	403
Bond	83	80	168	158
Assumed reinsurance	222	180	442	361
Commercial automobile	314	261	609	509
Business Insurance earned premium and fee income	3,435	3,132	6,770	6,191
Net investment income	449	402	886	793
Net realized losses	(20)	(50)	(44)	(38)
Other revenue [1]	1	—	2	—
Total Business Insurance	3,865	3,484	7,614	6,946
Personal Insurance
Personal automobile	634	598	1,258	1,170
Homeowners	305	259	588	508
Personal Insurance earned premium and fee income [2]	939	857	1,846	1,678
Net investment income	58	50	115	100
Net realized losses	(4)	(8)	(6)	(7)
Other revenue	24	25	44	44
Total Personal Insurance	1,017	924	1,999	1,815
P&C Other Operations
Net investment income	19	19	37	37
Net realized losses	(2)	(3)	(2)	(3)
Total P&C Other Operations	17	16	35	34
Employee Benefits
Group disability	899	895	1,799	1,785
Group life	644	663	1,294	1,308
Other	120	107	238	211
Employee Benefits premium and other considerations	1,663	1,665	3,331	3,304
Net investment income	118	112	244	226
Net realized losses	(16)	(9)	(20)	(8)
Total Employee Benefits	1,765	1,768	3,555	3,522
Hartford Funds
Mutual fund and ETF	239	235	481	466
Third-party life and annuity separate accounts [3]	17	18	35	37
Hartford Funds fee income	256	253	516	503
Net investment income	6	5	10	9
Net realized gains	9	3	9	8
Total Hartford Funds	271	261	535	520
Total segment revenues	$6,935	$6,453	$13,738	$12,837
[1] Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2] For the three months ended June 30, 2025 and 2024, AARP members accounted for earned premiums of $841 and $788, respectively. For the six months ended June 30, 2025 and 2024, AARP members accounted for earned premiums of $1.66 billion and $1.55 billion, respectively.
[3] Represents revenues earned for investment advisory services on third party life and annuity separate account assets under management ("AUM") by the Company's Hartford Funds segment.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Significant Segment Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$1,952	$1,750	$3,843	$3,475
Current accident year catastrophe losses and LAE	114	155	394	264
Prior accident year development of losses and LAE	(146)	(81)	(229)	(137)
Amortization of DAC	546	489	1,077	965
Insurance operating costs	507	484	1,019	971
Amortization of other intangible assets	7	7	14	14
Dividends to policyholders	11	9	21	19
Total Business Insurance	2,991	2,813	6,139	5,571
Personal Insurance
Current accident year losses and LAE before catastrophes	585	597	1,148	1,172
Current accident year catastrophe losses and LAE	98	125	285	177
Prior accident year development of losses and LAE	(41)	(34)	(80)	(41)
Amortization of DAC	70	63	138	123
Insurance operating costs	172	169	354	322
Amortization of other intangible assets	—	—	1	1
Total Personal Insurance	884	920	1,846	1,754
P&C Other Operations
Prior accident year development of losses and LAE	—	—	—	7
Insurance operating costs	2	2	4	4
Total P&C Other Operations	2	2	4	11
Employee Benefits
Group disability losses	617	601	1,238	1,225
Group life losses	478	497	997	1,030
Group losses - other	55	49	114	96
Amortization of DAC	9	9	17	18
Insurance operating costs and other expenses	407	387	813	784
Amortization of other intangible assets	10	10	20	20
Total Employee Benefits	1,576	1,553	3,199	3,173
Hartford Funds
Sub-advisory expense	72	71	145	140
Employee compensation and benefits	31	32	70	67
Distribution and service	70	74	143	147
General, administrative and other	30	26	54	52
Total Hartford Funds	203	203	412	406
Total significant segment expenses	$5,656	$5,491	$11,600	$10,915

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended June 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,435	$939	$—	$1,663	$256	$6,293	$10	$6,303
Net investment income	449	58	19	118	6	650	14	664
Net realized gains (losses)	(20)	(4)	(2)	(16)	9	(33)	23	(10)
Other revenue [1]	1	24	—	—	—	25	5	30
Total Revenues	3,865	1,017	17	1,765	271	6,935	52	6,987
Significant segment expenses	2,991	884	2	1,576	203	5,656		5,656
Other segment expenses [2]	2	19	—	—	—	21		21
Corporate expenses							64	64
Income tax expense (benefit)	176	23	2	39	14	254	(3)	251
Net income (loss)	$696	$91	$13	$150	$54	$1,004	$(9)	$995

Other segment disclosures:
Amortization of DAC	$546	$70	$—	$9	$—	$625	$—	$625
Amortization of other intangibles	$7	$—	$—	$10	$—	$17	$—	$17

Segment/Category Summary For the Six Months Ended June 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$6,770	$1,846	$—	$3,331	$516	$12,463	$21	$12,484
Net investment income	886	115	37	244	10	1,292	28	1,320
Net realized gains (losses)	(44)	(6)	(2)	(20)	9	(63)	4	(59)
Other revenue [1]	2	44	—	—	—	46	6	52
Total Revenues	7,614	1,999	35	3,555	535	13,738	59	13,797
Significant segment expenses	6,139	1,846	4	3,199	412	11,600		11,600
Other segment expenses [2]	4	34	—	—	—	38		38
Corporate expenses							130	130
Income tax expense (benefit)	298	23	5	73	26	425	(21)	404
Net income (loss)	$1,173	$96	$26	$283	$97	$1,675	$(50)	$1,625

Other segment disclosures:
Amortization of DAC	$1,077	$138	$—	$17	$—	$1,232	$—	$1,232
Amortization of other intangibles	$14	$1	$—	$20	$—	$35	$—	$35

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended June 30, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,132	$857	$—	$1,665	$253	$5,907	$10	$5,917
Net investment income	402	50	19	112	5	588	14	602
Net realized gains (losses)	(50)	(8)	(3)	(9)	3	(67)	8	(59)
Other revenue [1]	—	25	—	—	—	25	1	26
Total Revenues	3,484	924	16	1,768	261	6,453	33	6,486
Significant segment expenses	2,813	920	2	1,553	203	5,491		5,491
Other segment expenses [2]	1	19	—	—	—	20		20
Corporate expenses							63	63
Income tax expense (benefit)	130	(4)	3	44	14	187	(13)	174
Net income (loss)	$540	$(11)	$11	$171	$44	$755	$(17)	$738

Other segment disclosures:
Amortization of DAC	$489	$63	$—	$9	$—	$561	$—	$561
Amortization of other intangibles	$7	$—	$—	$10	$—	$17	$—	$17

Segment/Category Summary For the Six Months Ended June 30, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$6,191	$1,678	$—	$3,304	$503	$11,676	$20	$11,696
Net investment income	793	100	37	226	9	1,165	30	1,195
Net realized gains (losses)	(38)	(7)	(3)	(8)	8	(48)	17	(31)
Other revenue [1]	—	44	—	—	—	44	1	45
Total Revenues	6,946	1,815	34	3,522	520	12,837	68	12,905
Significant segment expenses	5,571	1,754	11	3,173	406	10,915		10,915
Other segment expenses [2]	3	34	—	—	—	37		37
Corporate expenses							130	130
Income tax expense (benefit)	259	4	4	70	25	362	(30)	332
Net income (loss)	$1,113	$23	$19	$279	$89	$1,523	$(32)	$1,491

Other segment disclosures:
Amortization of DAC	$965	$123	$—	$18	$—	$1,106	$—	$1,106
Amortization of other intangibles	$14	$1	$—	$20	$—	$35	$—	$35
[1] Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2] Other segment expenses primarily consists of integration costs associated with the 2019 acquisition of Navigators Group for Business Insurance and servicing expenses for Personal Insurance

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	June 30, 2025	December 31, 2024
Business Insurance	$55,682	$53,296
Personal Insurance	6,453	6,034
Property & Casualty Other Operations	4,237	4,312
Employee Benefits	13,289	13,502
Hartford Funds	755	761
Total Reportable Segments	80,416	77,905
Corporate	3,223	3,012
Total assets	$83,639	$80,917
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2025	2024	2025	2024
Business Insurance
Installment billing fees	Fee income	$11	$11	$22	$22
Personal Insurance
Installment billing fees	Fee income	8	8	16	16
Insurance servicing revenues	Other revenues	24	25	44	44
Employee Benefits
Administrative services	Fee income	57	57	113	111
Hartford Funds
Advisory, servicing and distribution fees	Fee income	256	253	516	503
Corporate
Investment management and other fees	Fee income	10	10	21	20
Total non-insurance revenues with customers		$366	$364	$732	$716
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,376	$—	$4,284	$92
Collateralized loan obligations ("CLOs")	3,393	—	3,323	70
Commercial mortgage-backed securities ("CMBS")	2,585	—	2,448	137
Corporate	22,525	—	19,791	2,734
Foreign government/government agencies	455	—	455	—
Municipal	4,650	—	4,650	—
Residential mortgage-backed securities ("RMBS")	5,513	—	5,501	12
U.S. Treasuries	1,061	115	946	—
Total fixed maturities, AFS	44,558	115	41,398	3,045
FVO securities	181	—	—	181
Equity securities, at fair value [1]	529	390	46	93
Derivative assets
Credit derivatives	27	—	27	—
Foreign exchange derivatives	3	—	3	—
Equity derivatives	5	—	5	—
Total derivative assets [2]	35	—	35	—
Short-term investments	3,649	604	2,929	116
Total assets accounted for at fair value on a recurring basis	$48,952	$1,109	$44,408	$3,435
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(27)	$—	$(27)	$—
Foreign exchange derivatives	(15)	—	(15)	—
Interest rate derivatives	(1)	—	(1)	—
Total derivative liabilities [3]	(43)	—	(43)	—
Total liabilities accounted for at fair value on a recurring basis	$(43)	$—	$(43)	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,937	$—	$3,915	$22
CLOs	3,250	—	3,134	116
CMBS	2,736	—	2,569	167
Corporate	20,636	—	18,355	2,281
Foreign government/government agencies	480	—	480	—
Municipal	5,304	—	5,304	—
RMBS	5,230	—	5,206	24
U.S. Treasuries	994	57	937	—
Total fixed maturities, AFS	42,567	57	39,900	2,610
FVO securities	308	—	111	197
Equity securities, at fair value [1]	603	372	144	87
Derivative assets
Credit derivatives	30	—	30	—
Equity derivatives	4	—	4	—
Foreign exchange derivatives	23	—	23	—
Total derivative assets [2]	57	—	57	—
Short-term investments	4,068	1,271	2,699	98
Total assets accounted for at fair value on a recurring basis	$47,603	$1,700	$42,911	$2,992
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Foreign exchange derivatives	18	—	18	—
Total derivative liabilities [3]	(12)	—	(12)	—
Total liabilities accounted for at fair value on a recurring basis	$(12)	$—	$(12)	$—
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
The Company has overseas deposits included in other investments of $71 and $61 as of June 30, 2025 and December 31, 2024, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2025
ABS [3]	$84	Discounted cash flows	Spread	487 bps	752 bps	505 bps	Decrease
CLOs [3]	$55	Discounted cash flows	Spread	450 bps	1,009 bps	851 bps	Decrease
CMBS [3]	$136	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,897 bps	563 bps	Decrease
Corporate [4]	$2,620	Discounted cash flows	Spread	84 bps	737 bps	274 bps	Decrease
RMBS	$12	Discounted cash flows	Spread [6]	61 bps	573 bps	183 bps	Decrease
			Constant prepayment rate [6]	2%	5%	3%	Decrease [5]
			Constant default rate [6]	—%	5%	2%	Decrease
			Loss severity [6]	35%	50%	44%	Decrease
Short-term investments	$116	Discounted cash flows	Spread	156 bps	269 bps	220 bps	Decrease

As of December 31, 2024
CMBS [3]	$166	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,221 bps	418 bps	Decrease
Corporate [4]	$2,166	Discounted cash flows	Spread	81 bps	794 bps	286 bps	Decrease
RMBS [3]	$19	Discounted cash flows	Spread [6]	100 bps	372 bps	181 bps	Decrease
			Constant prepayment rate [6]	1%	6%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	41%	Decrease
Short-term investments	$98	Discounted cash flows	Spread	266 bps	266 bps	266 bps	Decrease
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
As of June 30, 2025 and December 31, 2024, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of June 30, 2025, no significant adjustments were made by the Company to broker prices received.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2025
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2025
Assets
Fixed maturities, AFS
ABS	$56	$—	$—	$39	$(3)	$—	$—	$—	$92
CLOs	233	—	—	20	(18)	—	—	(165)	70
CMBS	150	(1)	1	—	(13)	(8)	8	—	137
Corporate	2,401	2	47	460	(109)	(67)	—	—	2,734
RMBS	39	—	—	—	(3)	—	—	(24)	12
Total fixed maturities, AFS	2,879	1	48	519	(146)	(75)	8	(189)	3,045
FVO securities	195	(13)	—	2	(3)	—	—	—	181
Equity securities, at fair value	91	—	—	2	—	—	—	—	93
Short-term investments	59	—	—	57	—	—	—	—	116
Total Assets	$3,224	$(12)	$48	$580	$(149)	$(75)	$8	$(189)	$3,435

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2025
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2025
Assets
Fixed maturities, AFS
ABS	$22	$—	$1	$73	$(4)	$—	$—	$—	$92
CLOs	116	—	—	228	(19)	—	—	(255)	70
CMBS	167	(1)	4	—	(13)	(10)	43	(53)	137
Corporate	2,281	3	62	624	(198)	(76)	38	—	2,734
RMBS	24	—	—	24	(7)	—	—	(29)	12
Total fixed maturities, AFS	2,610	2	67	949	(241)	(86)	81	(337)	3,045
FVO securities	197	(17)	—	8	(7)	—	—	—	181
Equity securities, at fair value	87	(1)	—	10	(3)	—	—	—	93
Short-term investments	98	—	—	67	(49)	—	—	—	116
Total Assets	$2,992	$(16)	$67	$1,034	$(300)	$(86)	$81	$(337)	$3,435

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2024
Assets
Fixed maturities, AFS
ABS	$16	$—	$—	$—	$—	$—	$—	$(8)	$8
CLOs	184	—	—	460	(14)	—	—	(130)	500
CMBS	241	(2)	2	—	(3)	(48)	—	—	190
Corporate	1,923	—	(18)	206	(49)	(1)	—	—	2,061
RMBS	69	—	—	14	(5)	—	—	(38)	40
Total fixed maturities, AFS	2,433	(2)	(16)	680	(71)	(49)	—	(176)	2,799
FVO securities	167	(2)	—	—	(5)	—	—	—	160
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	26	—	—	—	(1)	—	—	—	25
Total Assets	$2,684	$(4)	$(16)	$680	$(77)	$(49)	$—	$(176)	$3,042

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$16	$—	$—	$—	$(8)	$8
CLOs	113	—	—	590	(26)	—	—	(177)	500
CMBS	227	(2)	12	—	(5)	(48)	6	—	190
Corporate	1,861	—	(33)	312	(76)	(3)	—	—	2,061
RMBS	36	—	—	52	(10)	—	—	(38)	40
Total fixed maturities, AFS	2,237	(2)	(21)	970	(117)	(51)	6	(223)	2,799
FVO securities	167	1	—	—	(8)	—	—	—	160
Equity securities, at fair value	58	—	—	—	—	—	—	—	58
Short-term investments	25	—	—	1	(1)	—	—	—	25
Total Assets	$2,487	$(1)	$(21)	$971	$(126)	$(51)	$6	$(223)	$3,042
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$—	$—	$—	$1	$—
CMBS	—	—	1	1	—	—	3	10
Corporate	—	—	45	(18)	3	—	58	(32)
Total fixed maturities, AFS	—	—	46	(17)	3	—	62	(22)
FVO securities	(13)	(2)	—	—	(17)	1	—	—
Total Assets	$(13)	$(2)	$46	$(17)	$(14)	$1	$62	$(22)
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
As of June 30, 2025 and December 31, 2024, the fair value of assets using the fair value option was $181 and $308, respectively, of which $181 and $197, respectively, were residual interests of securitizations.
For the three and six months ended June 30, 2025, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(13) and $(17), respectively. For the three and six months ended June 30, 2024, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(1) and $3, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2025			December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,463	$6,166	Level 3	$6,396	$5,901
Liabilities
Other policyholder funds and benefits payable	Level 3	$612	$612	Level 3	$614	$614
Senior notes [2]	Level 2	$3,870	$3,445	Level 2	$3,867	$3,406
Junior subordinated debentures [2]	Level 2	$499	$465	Level 2	$499	$460
[1]As of June 30, 2025 and December 31, 2024, the carrying amount of mortgage loans is net of ACL of $43 and $44, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
5. Investments

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2025	2024	2025	2024
Gross gains on sales of fixed maturities	$19	$6	$32	$11
Gross losses on sales of fixed maturities	(45)	(75)	(70)	(86)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	5	(3)	5	(15)
Change in net unrealized gains (losses) of equity securities	31	17	20	64
Net realized and unrealized gains (losses) on equity securities	36	14	25	49
Net credit losses on fixed maturities, AFS	—	(1)	2	(2)
Change in ACL on mortgage loans	—	—	—	3
Other, net [2]	(20)	(3)	(48)	(6)
Net realized losses	$(10)	$(59)	$(59)	$(31)
[1]The change in net unrealized gains on equity securities still held as of June 30, 2025, and included in net realized gains were $34 and $21 for the three and six months ended June 30, 2025, respectively. The change in net unrealized gains on equity securities still held as of June 30, 2024, and included in net realized gains were $15 and $44 for the three and six months ended June 30, 2024, respectively.
[2]For the three and six months ended June 30, 2025, includes losses from transactional foreign currency revaluation of $8 and $18, respectively, and losses on non-qualifying derivatives of $11 and $11, respectively. For the three and six months ended June 30, 2024, includes gains from transactional foreign currency revaluation of $4 and $6, respectively, and losses on non-qualifying derivatives of $6 and $8, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.7 billion and $2.7 billion for the three and six months ended June 30, 2025, respectively, and $2.3 billion and $2.7 billion for the three and six months ended June 30, 2024. There were no non-cash investing activities for both the three and six months ended June 30, 2025, and 2024.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2025 and December 31, 2024, the Company reported accrued investment income related to fixed maturities, AFS of $428 and $412, respectively, and accrued investment income related to mortgage loans of $23 and $22, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30,
	2025		2024
(Before tax)	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$14	$14	$6	$12	$18
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	1	1
Balance as of end of period	$14	$14	$6	$13	$19

ACL on Fixed Maturities, AFS by Type
	Six Months Ended June 30,
	2025			2024
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$3	$13	$16	$9	$12	$21
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	—	1	1
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(3)	1	(2)	1	—	1
Write-offs charged against the allowance	—	—	—	(4)	—	(4)
Balance as of end of period	$—	$14	$14	$6	$13	$19

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2025					December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,355	$—	$44	$(23)	$4,376	$3,948	$—	$28	$(39)	$3,937
CLOs	3,386	—	8	(1)	3,393	3,237	—	13	—	3,250
CMBS	2,758	(14)	24	(183)	2,585	2,976	(13)	21	(248)	2,736
Corporate	22,962	—	289	(726)	22,525	21,555	(3)	117	(1,033)	20,636
Foreign govt./govt. agencies	448	—	12	(5)	455	500	—	3	(23)	480
Municipal	4,985	—	55	(390)	4,650	5,574	—	77	(347)	5,304
RMBS	5,793	—	29	(309)	5,513	5,610	—	13	(393)	5,230
U.S. Treasuries	1,193	—	5	(137)	1,061	1,138	—	—	(144)	994
Total fixed maturities, AFS	$45,880	$(14)	$466	$(1,774)	$44,558	$44,538	$(16)	$272	$(2,227)	$42,567

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,475	$1,473	$1,308	$1,298
Over one year through five years	9,893	9,896	9,564	9,414
Over five years through ten years	8,167	8,065	7,687	7,334
Over ten years	10,053	9,257	10,208	9,368
Subtotal	29,588	28,691	28,767	27,414
Mortgage-backed and asset-backed securities	16,292	15,867	15,771	15,153
Total fixed maturities, AFS	$45,880	$44,558	$44,538	$42,567
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2025 or December 31, 2024 other than U.S. government securities and certain U.S. government agencies.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$548	$(6)	$248	$(17)	$796	$(23)
CLOs	555	(1)	—	—	555	(1)
CMBS	107	(5)	2,065	(178)	2,172	(183)
Corporate	3,289	(66)	7,372	(660)	10,661	(726)
Foreign govt./govt. agencies	50	—	85	(5)	135	(5)
Municipal	1,034	(35)	2,427	(355)	3,461	(390)
RMBS	982	(14)	2,548	(295)	3,530	(309)
U.S. Treasuries	229	(8)	577	(129)	806	(137)
Total fixed maturities, AFS in an unrealized loss position	$6,794	$(135)	$15,322	$(1,639)	$22,116	$(1,774)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,088	$(14)	$407	$(25)	$1,495	$(39)
CLOs	78	—	—	—	78	—
CMBS	228	(4)	2,299	(244)	2,527	(248)
Corporate	5,883	(138)	8,212	(895)	14,095	(1,033)
Foreign govt./govt. agencies	165	(5)	178	(18)	343	(23)
Municipal	1,263	(27)	2,712	(320)	3,975	(347)
RMBS	1,297	(29)	2,672	(364)	3,969	(393)
U.S. Treasuries	406	(26)	461	(118)	867	(144)
Total fixed maturities, AFS in an unrealized loss position	$10,408	$(243)	$16,941	$(1,984)	$27,349	$(2,227)
As of June 30, 2025, fixed maturities, AFS in an unrealized loss position consisted of 3,135 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2025, 93% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the six months ended June 30, 2025, was primarily attributable to lower interest rates.
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
There were no mortgage loans held-for-sale as of June 30, 2025 or December 31, 2024. In addition, for the three and six months ended June 30, 2025 and 2024, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.
The one mortgage loan extension that was granted over the past twelve months to a borrower that was experiencing financial difficulties is current and performing in conjunction with the modified terms.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ACL as of beginning of period	$43	$48	$44	$51
Current period provision (release)	—	—	—	(3)
Current period gross write-offs	—	—	(1)	—
ACL as of June 30,	$43	$48	$43	$48
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of June 30, 2025, while the weighted-average LTV ratio at origination of these loans was 59%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$26	0.78x	$—	—x	$15	0.80x	$37	1.00x	$144	1.58x	$252	1.39x
65% - 80%	56	1.52x	49	0.90x	7	1.09x	156	1.96x	388	2.43x	365	2.21x	1,021	2.15x
Less than 65%	342	2.00x	479	1.55x	513	1.39x	682	2.91x	1,141	2.98x	2,076	2.66x	5,233	2.49x
Total mortgage loans	$428	1.92x	$554	1.45x	$520	1.39x	$853	2.70x	$1,566	2.80x	$2,585	2.54x	$6,506	2.39x
[1]Amortized cost of mortgage loans excludes ACL of $43.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.63x	$—	—x	$16	1.05x	$37	1.03x	$—	—x	$110	1.68x	$188	1.34x
65% - 80%	89	1.42x	7	1.35x	204	1.89x	421	2.55x	100	3.60x	439	2.01x	1,260	2.26x
Less than 65%	357	1.62x	489	1.39x	696	2.85x	1,108	2.93x	518	2.67x	1,824	2.71x	4,992	2.57x
Total mortgage loans	$471	1.52x	$496	1.39x	$916	2.61x	$1,566	2.79x	$618	2.82x	$2,373	2.53x	$6,440	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $44.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans by Region
	June 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$337	5.2%	$362	5.6%
Middle Atlantic	275	4.2%	259	4.0%
Mountain	840	12.9%	764	11.9%
New England	353	5.4%	356	5.5%
Pacific	1,374	21.1%	1,400	21.8%
South Atlantic	1,830	28.1%	1,821	28.3%
West North Central	144	2.2%	97	1.5%
West South Central	685	10.6%	588	9.1%
Other [1]	668	10.3%	793	12.3%
Total mortgage loans	6,506	100.0%	6,440	100.0%
ACL	(43)		(44)
Total mortgage loans, net of ACL	$6,463		$6,396
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$2,904	44.6%	$2,737	42.5%
Multifamily	2,152	33.1%	2,161	33.5%
Office	404	6.2%	507	7.9%
Retail [1]	968	14.9%	957	14.9%
Single Family	78	1.2%	78	1.2%
Total mortgage loans	6,506	100.0%	6,440	100.0%
ACL	(43)		(44)
Total mortgage loans, net of ACL	$6,463		$6,396
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2025 and December 31, 2024, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2025, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.1 billion, of which $4.8 billion was serviced on behalf of third parties and $5.3 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company serviced mortgage loans with a total outstanding principal balance of $10.0 billion, of which $4.8 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2025 and December 31, 2024, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2025 and December 31, 2024 was limited to the total carrying value of $3.6 billion and $3.2 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of June 30, 2025 and December 31, 2024, the Company has outstanding commitments totaling $2.1 billion and $2.0 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recognized amortization of $4 and $8, respectively, and related tax benefits of $7 and $13, respectively. For the three and six months ended June 30, 2024, the Company recognized amortization of $1 and $2, respectively, and related tax benefits of $3 and $5, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $84 and $51 as of June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company has outstanding commitments related to affordable housing projects of $226 and $267, respectively, that are contingent on various conditions precedent to funding.
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
Collateral Transactions and Restricted Investments
Collateral Transactions
As of both June 30, 2025 and December 31, 2024, the Company pledged collateral of $1, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,504	$2,362
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,090	1,056
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	36	25
Other investments	71	61
Total Other Restricted Investments	$3,701	$3,504

Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2025 and December 31, 2024, the notional amount of interest rate swaps in offsetting relationships was $333 and $344, respectively.
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2025	Dec. 31, 2024	Jun 30, 2025	Dec. 31, 2024	Jun 30, 2025	Dec. 31, 2024	Jun 30, 2025	Dec. 31, 2024
Cash flow hedges
Interest rate swaps	$3,975	$4,225	$1	$—	$1	$—	$—	$—
Foreign currency swaps	590	646	(12)	41	21	52	(33)	(11)
Total cash flow hedges	4,565	4,871	(11)	41	22	52	(33)	(11)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	333	344	(2)	—	—	1	(2)	(1)
Foreign exchange contracts
Foreign currency swaps	590	647	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	985	986	—	—	28	31	(28)	(31)
Equity contracts
Equity index options	943	233	5	4	5	4	—	—
Total non-qualifying strategies	2,851	2,210	3	4	33	36	(30)	(32)
Total cash flow hedges and non-qualifying strategies	$7,416	$7,081	$(8)	$45	$55	$88	$(63)	$(43)
Balance Sheet Location
Fixed maturities, AFS	$590	$647	$—	$—	$—	$—	$—	$—
Other investments	1,640	3,011	35	57	43	66	(8)	(9)
Other liabilities	5,186	3,423	(43)	(12)	12	22	(55)	(34)
Total derivatives	$7,416	$7,081	$(8)	$45	$55	$88	$(63)	$(43)
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2025
Other investments	$55	$50	$35	$(30)	$—	$5
Other liabilities	$(63)	$(40)	$(43)	$20	$(21)	$(2)

As of December 31, 2024
Other investments	$88	$86	$57	$(55)	$—	$2
Other liabilities	$(43)	$(42)	$(12)	$11	$(1)	$—
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

Gains (Losses) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$3	$(4)	$13	$(21)
Foreign currency swaps	(43)	15	(49)	32
Total	$(40)	$11	$(36)	$11

Gains (Losses) Reclassified from AOCI into Income
	Three months ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(2)	$3	$(8)	$5	$(4)	$6	$(15)	$9
Foreign currency swaps	2	—	3	—	5	—	6	—
Total	$—	$3	$(5)	$5	$1	$6	$(9)	$9

Total amounts presented on the Condensed Consolidated Statement of Operations	$664	$50	$602	$50	$1,320	$100	$1,195	$100

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
As of June 30, 2025, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $21. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and six months ended June 30, 2025 and 2024, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate contracts
Interest rate swaps and futures	$(1)	$(6)	$(2)	$(3)
Equity contracts
Equity index options	(10)	—	(9)	(5)
Total [1]	$(11)	$(6)	$(11)	$(8)
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	27	3 years	Corporate Credit	B+	392	(27)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$27				$493	$(27)
As of December 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	4 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	30	3 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$29				$493	$(29)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2025 and December 31, 2024, the Company has pledged cash collateral associated with derivative instruments of $27 and $31, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2025 and December 31, 2024, the Company pledged securities collateral associated with derivative instruments with a fair value of $23 and $1, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2025 and December 31, 2024, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $12 and $10, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $104 and $103, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2025 and December 31, 2024, the Company accepted cash collateral associated with derivative instruments of $40 and $78, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. Also, as of June 30, 2025 and December 31, 2024, the Company did not hold securities collateral.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of June 30, 2025	As of December 31, 2024
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,347	$5,624
Receivables for loss sensitive business, by credit quality:
AA	94	97
A	56	57
BBB	196	193
BB	91	94
Below BB	49	50
Total receivables for loss sensitive business	486	491

Total Premiums Receivable and Agents' Balances, Gross	6,833	6,115
ACL	(135)	(117)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,698	$5,998
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2025			June 30, 2024
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$105	$21	$126	$91	$20	$111
Current period provision	24	1	25	15	1	16
Current period write-offs	(18)	—	(18)	(12)	—	(12)
Current period recoveries	2	—	2	1	—	1
Ending ACL	$113	$22	$135	$95	$21	$116

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2025			June 30, 2024
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$97	$20	$117	$89	$20	$109
Current period provision	47	2	49	30	1	31
Current period write-offs	(35)	—	(35)	(27)	—	(27)
Current period recoveries	4	—	4	3	—	3
Ending ACL	$113	$22	$135	$95	$21	$116
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

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2025				As of December 31, 2024
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,200	$—	$—	$2,200	$2,271	$—	$—	$2,271
A+	2,257	283	217	2,757	2,169	281	224	2,674
A	755	1	—	756	829	1	—	830
A-	615	3	—	618	622	4	—	626
B++	2	—	2	4	2	—	2	4
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,851	287	219	6,357	5,915	286	226	6,427
Mandatory (Assigned) and Voluntary Risk Pools	204	—	—	204	205	—	—	205
Captives	425	—	—	425	402	—	—	402
Other not rated companies	183	6	—	189	176	5	—	181
Gross Reinsurance Recoverables	6,663	293	219	7,175	6,698	291	226	7,215
Allowance for uncollectible reinsurance	(72)	(1)	(2)	(75)	(72)	(1)	(2)	(75)
Net Reinsurance Recoverables	$6,591	$292	$217	$7,100	$6,626	$290	$224	$7,140
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

Allowance for Uncollectible Reinsurance for the Three and Six Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
P&C beginning allowance for uncollectible reinsurance	$72	$98	$72	$100
Beginning allowance for disputed amounts	52	54	48	57
P&C beginning ACL	20	44	24	43
Current period provision (release)	1	1	(3)	2
P&C ending ACL	21	45	21	45
Ending allowance for disputed amounts	51	54	51	54
P&C ending allowance for uncollectible reinsurance	72	99	72	99
Employee Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$75	$102	$75	$102

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$36,404	$34,044
Reinsurance and other recoverables	6,753	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	29,651	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,670	5,088
Prior accident year development [1]	(309)	(171)
Total provision for unpaid losses and loss adjustment expenses	5,361	4,917
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	56	61
Payments
Current accident year	(1,175)	(987)
Prior accident years	(3,205)	(2,849)
Total payments	(4,380)	(3,836)
Foreign currency adjustment	39	(9)
Ending liabilities for unpaid losses and loss adjustment expenses, net	30,727	28,481
Reinsurance and other recoverables	6,631	6,656
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$37,358	$35,137
[1] Prior accident year development for the six months ended June 30, 2025 and 2024 included a $56 and $61 benefit for amortization of a deferred gain under retroactive reinsurance accounting, respectively, related to the Navigators Adverse Development Cover (the "Navigator's ADC"). For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2025	2024
Workers’ compensation	$(126)	$(119)
Workers’ compensation discount accretion	23	23
General liability	—	49
Marine	—	(1)
Package business	—	(1)
Commercial property	(23)	(5)
Professional liability	(11)	(7)
Bond	(22)	(22)
Assumed reinsurance	—	24
Commercial automobile liability	—	10
Personal automobile liability	(22)	(13)
Homeowners	(31)	(10)
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(39)	(38)
Uncollectible reinsurance	—	—
Other reserve re-estimates, net	(2)	—
Prior accident year development before change in deferred gain	(253)	(110)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(56)	(61)
Total prior accident year development	$(309)	$(171)
[1]The $56 and $61 change in deferred gain on retroactive reinsurance for the six months ended June 30, 2025 and 2024, respectively, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the six months ended June 30, 2025
Workers’ compensation reserves were decreased within the 2016 to 2021 accident years primarily in small business, driven by lower than previously estimated claim severity.
Commercial property reserves were decreased primarily within accident years 2023 and 2024 as a result of lower than expected severity.
Professional liability reserves were decreased due to favorable development on directors and officers ("D&O") claims driven by the 2020 to 2023 accident years, partially offset by deterioration in employment practices liability and errors and omissions ("E&O") claims across multiple accident years.
Bond reserves decreased due primarily to favorable development on commercial and contract surety bonds driven by accident years 2019 to 2021.
Personal automobile liability reserves were decreased primarily within accident years 2020 to 2023 as a result of lower than expected severity.
Homeowners reserves were decreased primarily due to favorable severity impacting accident year 2024.
Catastrophes reserves were decreased across Business Insurance and Personal Insurance primarily driven by a reduction in reserves in accident years 2021 to 2024, including favorable emergence related to various hail events.
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
Professional liability reserves decreased modestly due to favorable development on D&O claims driven by the 2020 to 2022 accident years, partially offset by deterioration in older accident years.
Bond reserves decreased due to favorable development on commercial and contract surety driven by accident years 2019 and prior.
Assumed reinsurance reserves were increased due to higher reserve estimates in the Latin America surety and Latin America P&C businesses related to the 2020 to 2023 accident years.
Automobile liability reserves - Business Insurance increased primarily due to adverse loss development within accident year 2022 driven by higher severity than estimated.
Automobile liability reserves - Personal Insurance were decreased primarily in response to better than anticipated accident year 2023 claim severity for property damage liability.
Catastrophes reserves were decreased primarily within Business Insurance driven by a reduction in reserves in accident years 2021 to 2022 related to favorable emergence related to various hail events, as well as favorable development in accident year 2022 related to Hurricane Ian.
Other reserve re-estimates, net, included a decrease in reserves due to lower severity than expected on Personal

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Insurance automobile physical damage for accident year 2023, offset by an increase in reserves related to unfavorable development from participation in involuntary market pools.
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the Boy Scouts of America ("BSA"), the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties appealed the district court’s ruling. As to issues material to The Hartford’s settlement, the Third Circuit has dismissed those appeals as moot. The objecting parties' only remaining option is to petition by September 11, 2025, for U.S. Supreme Court review. If a petition is filed and the U.S. Supreme Court agrees to hear the case, the court approvals for the BSA’s plan of reorganization could be open to challenge, and it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. The Company has collected recoveries from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., and as a result amortized $24 and $56 of the deferred gain within benefits, losses and loss adjustment expenses during the three and six months ended June 30, 2025, respectively, and amortized $37 and $61 during the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the deferred gain on the Navigators ADC was $8 and $64, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,206	$8,274
Reinsurance recoverables	282	254
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,924	8,020
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,692	2,662
Prior year's discount accretion	105	103
Prior incurral year development [1]	(377)	(339)
Total provision for unpaid losses and loss adjustment expenses [2]	2,420	2,426
Payments
Current incurral year	(1,076)	(1,071)
Prior incurral years	(1,430)	(1,455)
Total payments	(2,506)	(2,526)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,838	7,920
Reinsurance recoverables	286	266
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,124	$8,186
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $88 and $92 for the six months ended June 30, 2025 and 2024, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Re-estimates of prior incurral years reserves for the six months ended June 30, 2025
Group disability - Prior period reserve estimates decreased by approximately $307 driven by strong long-term disability claim recoveries, paid family medical leave incidence lower than prior assumptions, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $69 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
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
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the six months ended June 30,
	2025			2024
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$45			$49
Balance, ending of the period		$43			$45

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$128	$106	$168	$137	$113	$185
Beginning adjustment for changes in single-A rate	—	(15)	(33)	7	(11)	(32)
Beginning balance at original discount rate	128	121	201	130	124	217
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(2)	3	(1)	1	2	—
Adjusted beginning balance	126	124	200	131	126	217
Interest accrual and other	3	11	3	3	9	3
Benefit Payments	(6)	(16)	(12)	(6)	(16)	(12)
Ending balance at original discount rate	123	119	191	128	119	208
Ending adjustment for changes in single-A rate	1	(15)	(28)	1	(14)	(36)
Ending balance at single-A rate	$124	$104	$163	$129	$105	$172

Net reserve for future policy benefits	$124	$61	$163	$129	$60	$172
Weighted-average duration of the reserve for future policy benefits (years)	9.3	11.0	6.5	9.0	11.5	6.3

Net Reserve for Future Policy Benefits
	As of June 30,
	2025	2024
Payout Annuities	$124	$129
Life Conversions	61	60
Paid-up Life	163	172
Deferred Profit Liability	19	20
Other	76	83
Total	$443	$464

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of June 30,
	2025	2024
Payout Annuities [1]
Expected future benefit payments	$242	$252
Life Conversions
Expected future gross premiums	$102	$109
Expected future benefit payments	$192	$199
Paid-up Life [1]
Expected future benefit payments	$249	$268
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of June 30,
	2025	2024
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.4%	5.5%
Life Conversions
Interest accretion rate	4.3%	4.2%
Current discount rate	5.6%	5.5%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	5.0%	5.4%
Gross premiums and interest accretion recognized on long-duration insurance policies for the six months ended June 30, 2025 and 2024 were immaterial.

11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $612 and $622 as of June 30, 2025 and 2024 respectively, included universal life long-duration contracts of $201 and $210 as well as policyholder balances related to short-duration contracts of $411 and $412. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the six months ended June 30,
	2025	2024
Balance, beginning of the period	$206	$223
Premiums Received	6	6
Policy Charges	(9)	(13)
Surrenders and Withdrawals	(3)	(4)
Benefit Payments	(3)	(6)
Interest Credited	4	4
Balance, end of the period	$201	$210
Weighted-average crediting rate	4.3%	4.2%
Net Amount at Risk [1]	$791	$870
Cash Surrender Value	$199	$209
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of June 30, 2025 and 2024, universal life contracts of $199 and $$209, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

Table of Contents	Note 12 - Income Taxes
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
12. Income Taxes
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax provision at U.S. federal statutory rate	$261	$192	$426	$383
Nontaxable net investment income	(9)	(11)	(14)	(22)
Other	(1)	(7)	(8)	(29)
Provision for income taxes	$251	$174	$404	$332
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$24	$27	$24	$26
Gross increases - tax positions in current period	1	—	1	1
Balance, end of period	$25	$27	$25	$27
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release. The Company believes it is reasonably possible approximately $14 of its currently unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the applicable statute of limitations.
Other Tax Matters
H.R.1, known as the “One Big Beautiful Bill Act” was signed into law on July 4, 2025. This comprehensive budget reconciliation package consolidates a wide array of public policy priorities, reshaping federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration, and education. The changes in H.R.1 are not expected to have a material impact on the Company's results of operations.
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
For its Run-off A&E claims, as of June 30, 2025, the Company reported $141 of net A&E reserves, including the benefit of losses ceded to the A&E ADC with NICO. In addition, the Company has recorded a $850 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Business Insurance and Personal Insurance. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of June 30, 2025, the Company has incurred $1.5 billion in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior in excess of the treaty limit are absorbed as a charge to earnings by the Company. The effect of future charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report.

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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2025 was $57 for which the legal entities have posted collateral of $50 in the normal course of business. Based on derivative contractual terms as of June 30, 2025, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. Equity
Equity Repurchase Program
During the six months ended June 30, 2025 and 2024, the Company repurchased $800 (6.8 million shares) and $700 (7.3 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of June 30, 2025, the Company has $2.35 billion remaining for equity repurchases under the current $3.3 billion share repurchase program, which is effective until December 31, 2026. During the period July 1, 2025 through July 25, 2025, the Company repurchased $146 (1.2 million common shares) under this repurchase program.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,237)	$(6)	$40	$29	$30	$(1,436)	$(2,580)
OCI before reclassifications	237	1	(40)	20	(1)	(1)	216
Amounts reclassified from AOCI	26	—	(3)	—	—	9	32
OCI, before tax	263	1	(43)	20	(1)	8	248
Income tax benefit (expense)	(55)	—	9	(4)	—	(2)	(52)
OCI, net of tax	208	1	(34)	16	(1)	6	196
Ending balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	610	1	(36)	20	(5)	—	590
Amounts reclassified from AOCI	36	—	(7)	—	—	16	45
OCI, before tax	646	1	(43)	20	(5)	16	635
Income tax benefit (expense)	(136)	—	9	(4)	1	(3)	(133)
OCI, net of tax	510	1	(34)	16	(4)	13	502
Ending balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)

Reclassifications from AOCI
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(26)	$(36)	Net realized losses
	(26)	(36)	Total before tax
	(5)	(8)	Income tax expense
	$(21)	$(28)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(2)	$(4)	Net investment income
Interest rate swaps	3	6	Interest expense
Foreign currency swaps	2	5	Net investment income
	3	7	Total before tax
	—	1	Income tax expense
	$3	$6	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(19)	Insurance operating costs and other expenses
	(9)	(16)	Total before tax
	(2)	(3)	Income tax expense
	$(7)	$(13)	Net income
Total amounts reclassified from AOCI	$(25)	$(35)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,642)	$(7)	$21	$36	$30	$(1,435)	$(2,997)
OCI before reclassifications	(184)	—	11	(1)	6	(1)	(169)
Amounts reclassified from AOCI	70	—	—	—	—	9	79
OCI, before tax	(114)	—	11	(1)	6	8	(90)
Income tax benefit (expense)	24	—	(2)	—	(1)	(2)	19
OCI, net of tax	(90)	—	9	(1)	5	6	(71)
Ending balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(393)	1	11	(3)	13	1	(370)
Amounts reclassified from AOCI	77	—	—	—	—	16	93
OCI, before tax	(316)	1	11	(3)	13	17	(277)
Income tax benefit (expense)	66	—	(2)	1	(3)	(4)	58
OCI, net of tax	(250)	1	9	(2)	10	13	(219)
Ending balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)

Reclassifications from AOCI
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(70)	$(77)	Net realized losses
	(70)	(77)	Total before tax
	(15)	(16)	Income tax expense
	$(55)	$(61)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(8)	$(15)	Net investment income
Interest rate swaps	5	9	Interest expense
Foreign currency swaps	3	6	Net investment income
	—	—	Total before tax
	—	—	Income tax expense
	$—	$—	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(19)	Insurance operating costs and other expenses
	(9)	(16)	Total before tax
	(2)	(3)	Income tax expense
	$(7)	$(13)	Net income
Total amounts reclassified from AOCI	$(62)	$(74)	Net income

Table of Contents	Note 16 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
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

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$1	$1	$—	$—	$—	$—
Interest cost	43	44	87	88	1	1	3	3
Expected return on plan assets	(61)	(58)	(121)	(115)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)	(3)	(3)
Amortization of actuarial loss	9	9	17	17	1	1	2	2
Net periodic cost (benefit)	$(8)	$(4)	$(16)	$(9)	$1	$1	$2	$2

Table of Contents	Index to MD&A
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$995	$738	$1,625	$1,491
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	990	733	1,615	1,481
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	10	58	57	28
Restructuring and other costs, before tax	—	—	—	1
Integration and other non-recurring M&A costs, before tax	2	2	4	4
Change in deferred gain on retroactive reinsurance, before tax [1]	(24)	(37)	(56)	(61)
Income tax expense (benefit) [2]	3	(6)	—	6
Core earnings	$981	$750	$1,620	$1,459
[1]The Company recorded amortization of the deferred gain related to the Navigators adverse development cover ("Navigators ADC") of $24 and $56 for the three and six months ended June 30, 2025 and $37 and $61 for the three and six months ended June 30, 2024, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Business Insurance
Net income	$696	$540	$1,173	$1,113
Adjustments to reconcile net income to underwriting gain:
Net investment income	(449)	(402)	(886)	(793)
Net realized losses	20	50	44	38
Other (income) expense	1	1	2	3
Income tax expense	176	130	298	259
Underwriting gain	$444	$319	$631	$620
Personal Insurance
Net income (loss)	$91	$(11)	$96	$23
Adjustments to reconcile net income (loss) to underwriting loss:
Net investment income	(58)	(50)	(115)	(100)
Net realized losses	4	8	6	7
Net servicing and other income	(5)	(6)	(10)	(10)
Income tax expense (benefit)	23	(4)	23	4
Underwriting gain (loss)	$55	$(63)	$—	$(76)
P&C Other Operations
Net income	$13	$11	$26	$19
Adjustments to reconcile net income to underwriting loss:
Net investment income	(19)	(19)	(37)	(37)
Net realized losses	2	3	2	3
Income tax expense	2	3	5	4
Underwriting loss	$(2)	$(2)	$(4)	$(11)
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
Traditional life and disability insurance type products, such as those sold by Employee Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned are used to pay the contractual obligations under these insurance contracts. Two major factors, sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of premium remaining in-force from year-to-year.

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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $257 or 35%	Ý	Increased $1 or 41%	Ý	Increased $4.93 or 9%
+	The effect of higher earned premiums in P&C	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Greater favorable P&C prior accident year reserve development	+	Reduction in outstanding shares due to share repurchases	+	An increase in AOCI, primarily driven by a decrease in net unrealized losses on AFS securities
+	Lower underlying loss and LAE ratio in Personal Insurance			-	Dilutive effect of share repurchases
+	Lower CAY catastrophe losses
+	Higher net investment income
+	Lower net realized losses
-	Higher underlying loss and LAE ratio in Business Insurance

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 5.0 points	Þ	Decreased 1.2 points
+	A higher yield on fixed maturity securities due to reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities.	+	Greater favorable P&C prior accident year reserve development	-	Higher expense ratio, including higher technology and staffing costs
		+	Lower underlying loss and LAE ratio in Personal Insurance	-	Higher short-term and long-term disability loss ratios
		+	Lower catastrophe losses in P&C	+	Higher net investment income
		-	Higher underlying loss and LAE ratio in Business Insurance	+	Lower group life loss ratio

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Earned premiums	$5,961	$5,578	7%	$11,796	$11,024	7%
Fee income	342	339	1%	688	672	2%
Net investment income	664	602	10%	1,320	1,195	10%
Net realized losses	(10)	(59)	83%	(59)	(31)	(90%)
Other revenues	30	26	15%	52	45	16%
Total revenues	6,987	6,486	8%	13,797	12,905	7%
Benefits, losses and loss adjustment expenses	3,712	3,661	1%	7,712	7,272	6%
Amortization of deferred policy acquisition costs	625	561	11%	1,232	1,106	11%
Insurance operating costs and other expenses	1,337	1,285	4%	2,689	2,568	5%
Interest expense	50	50	—%	100	100	—%
Amortization of other intangible assets	17	17	—%	35	35	—%
Restructuring and other costs	—	—	—%	—	1	(100)%
Total benefits, losses and expenses	5,741	5,574	3%	11,768	11,082	6%
Income before income taxes	1,246	912	37%	2,029	1,823	11%
Income tax expense	251	174	44%	404	332	22%
Net income	995	738	35%	1,625	1,491	9%
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$990	$733	35%	$1,615	$1,481	9%

Three months ended June 30, 2025 compared to the three months ended June 30, 2024
Net income available to common stockholders increased by $257, primarily driven by:
•An increase in P&C underwriting gain of $243, before tax, driven by the effect of earned premium growth, a higher level of net favorable prior accident year reserve development, a lower underlying loss and LAE ratio in Personal Insurance and lower CAY catastrophe losses, partially offset by a higher underlying loss and LAE ratio in Business Insurance;
•Higher net investment income of $62, before tax, primarily driven by the impact of higher invested assets and reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities; and
•Lower net realized losses of $49, before tax.

These increases were partially offset by:
•In Employee Benefits, the impact of a higher expense ratio, including higher technology costs and staffing costs, and a higher loss ratio on long-term and short-term disability, partially offset by a lower group life loss ratio.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment And Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums

Earned premiums increased by $383 or 7%, primarily due to:
•An increase in P&C reflecting a 10% increase in both Business Insurance and Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•Employee Benefits earned premium was essentially flat, as an increase in exposure on existing accounts was offset by lower fully insured ongoing sales.
Fee income increased primarily due to a $3 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve month period.

Net Investment Income

[1]Limited partnerships and other alternative investments of $16 and $13 for the three months ended June 30, 2024 and 2025 respectively.
Net investment income increased primarily due to the impact of higher invested assets and reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities.
Net realized losses improved primarily due to fewer net losses on sales of fixed maturities. Also included were valuation improvements on equity securities, partially offset by valuation declines on equity derivatives, due to higher equity market levels.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,512
$2,562
Q2 2024
Q2 2025

Benefits, losses and loss adjustment expenses increased $51 due to:
•An increase in Property & Casualty of $50, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $190, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower underlying loss and LAE ratio in Personal Insurance.
Partially offset by:
–A favorable change of $72, before tax, in P&C net prior accident year reserve development, with development in the 2025 period of $187, compared to $115 in the prior year period. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, commercial property, homeowners, and Personal Insurance automobile liability and physical damage. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Insurance automobile liability, and homeowners, partially offset by increases in reserves for general liability, assumed reinsurance, and Business Insurance automobile liability. Also included within net prior accident year reserve development for the three months ended June 30, 2025 and 2024 was a benefit of $24 and $37, respectively, related to amortization of the Navigators ADC deferred gain. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements; and
–A decrease in CAY catastrophe losses of $68, before tax. Catastrophe losses in 2025 and 2024 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions.
.
Losses and LAE Incurred for Employee Benefits

$1,500
$1,250
$1,000
$750
$500
$250
$0
$1,147
$1,150
Q2 2024
Q2 2025

•A slight increase in Employee Benefits of $3, before tax, primarily driven by a higher loss ratio on short-term and long-term disability, largely offset by a lower group life loss ratio.
Amortization of deferred policy acquisition costs increased from the prior year period primarily driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher technology costs, including increased investment;
•Higher staffing costs, largely in response to increased business volume;
•An increase in doubtful accounts expense partly due to higher business volume; and
•Higher commissions and taxes, licenses and fees due to increased business volume in P&C and a slightly higher commission ratio in Employee Benefits due to mix of business.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2025 compared to the six months ended June 30, 2024
Net income available to common stockholders increased by $134 primarily driven by:
•Higher net investment income of $125, before tax, primarily driven by a higher level of invested assets, reinvesting at higher interest rates, and greater income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities;
•A higher P&C underwriting gain of $94, before tax, driven by a lower underlying loss and LAE ratio in Personal Insurance, a higher level of favorable prior accident year reserve development, and the effect of earned premium growth, partially offset by higher CAY catastrophe losses, and a higher underlying loss and LAE ratio in Business Insurance; and
•In Employee Benefits, the impact of a lower group life loss ratio, slightly higher fully insured ongoing premiums, and a lower loss ratio on paid family and medical leave products, was largely offset by the impact of a higher expense ratio, a higher long-term disability ratio, and a higher loss ratio on supplemental health products.
These increases were partially offset by:
•Greater net realized losses of $28, before tax
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment And Corporate Operating Summaries.
Revenue
Earned Premiums
Earned premiums increased by $772, or 7%, primarily due to:
•An increase in P&C reflecting a 9% increase in Business Insurance and a 10% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by non-renewals.
•An increase in Employee Benefits earned premium of 1%, including an increase in exposure on existing accounts, fully insured ongoing sales, and persistency in excess of 90%.
Fee income increased, primarily due to a $13 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve-month period.
Net Investment Income
[1]Limited partnerships and other alternative investments of $32 and $52 for the six months ended June 30, 2024 and 2025, respectively.
Net investment income increased primarily due to the impact of a higher level of invested assets, reinvesting at higher interest rates, and greater income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net realized losses increased primarily due to:
•Lower appreciation in value of equity securities in the current year compared to the prior year;
•Losses on transactional foreign currency revaluation in the 2025 period compared to gains in the 2024 period; and
•Depreciation in value of fixed maturities, at fair value using the fair value option (“FVO securities”) in the 2025 period compared to appreciation in the 2024 period due to changes in credit spreads.
These increases were partially offset by fewer net losses on sales of fixed maturities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $440, due to:
•An increase in Property & Casualty of $444, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $344, before tax, primarily due to the effect of higher earned premiums, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–An increase in CAY catastrophe losses of $238, before tax. Catastrophe losses in the 2025 period included $313, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events mainly in the South and Midwest regions. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and, to a lesser extent, from winter storms, mainly in the Northeast, Pacific and South regions.

Losses and LAE Incurred for Employee Benefits
Partially offset by:
–A favorable change of $138, before tax, in P&C net prior accident year reserve development, with favorable development in the 2025 period of $309, compared to $171 in the prior year period. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, homeowners, commercial property, bond, and Personal Insurance automobile liability and physical damage. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Insurance automobile liability, and homeowners, partially offset by increases in reserves for general liability, assumed reinsurance, and Business Insurance automobile liability. Also included within net prior accident year reserve development for the six months ended June 30, 2025 and 2024 was a benefit of $56 and $61, respectively, related to amortization of the Navigators ADC deferred gain.For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•A slight decrease in Employee Benefits of $2, before tax, primarily driven by lower group life mortality, and a lower loss ratio on paid family and medical leave products, largely

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
offset by a higher loss ratio on long-term disability and supplemental health products.
Amortization of deferred policy acquisition costs increased from the prior year period primarily driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, largely in response to increased business volume;
•Higher technology costs, including increased investment;
•An increase in doubtful accounts expense partly due to higher business volume;
•Higher direct marketing costs in Personal Insurance; and
•Higher commissions due to increased business volume and a slightly higher commission ratio in Employee Benefits due to mix of business.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Investment Results

Composition of Invested Assets
	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$44,558	73.2%	$42,567	71.9%
FVO securities	181	0.3%	308	0.5%
Equity securities, at fair value	529	0.9%	603	1.0%
Mortgage loans (net of allowance for credit losses ("ACL") of $43 and $44)	6,463	10.6%	6,396	10.8%
Limited partnerships and other alternative investments	5,325	8.7%	5,042	8.5%
Other investments [1]	198	0.3%	226	0.4%
Short-term investments	3,649	6.0%	4,068	6.9%
Total investments	$60,903	100.0%	$59,210	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
June 30, 2025 compared to December 31, 2024
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value, partially offset by a decrease in short-term investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds and high-quality ABS, partially offset by net reductions to tax-exempt municipal bonds. The increase was also due to higher valuations as a result of lower interest rates.
Short-term investments decreased primarily due to reallocation into fixed maturities, AFS.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$584	4.7%	$537	4.6%	$1,158	4.7%	$1,063	4.5%
Equity securities	5	4.1%	6	3.8%	9	3.6%	15	4.1%
Mortgage loans	72	4.5%	65	4.1%	142	4.4%	128	4.1%
Limited partnerships and other alternative investments	13	1.0%	16	1.3%	52	2.1%	32	1.3%
Other [3]	13		1		10		7
Investment expense	(23)		(23)		(51)		(50)
Total net investment income	664	4.3%	602	4.1%	1,320	4.3%	1,195	4.1%
Adjustment for net investment income from limited partnerships and other alternative investments	(13)	0.3%	(16)	0.3%	(52)	0.2%	(32)	0.2%
Total net investment income excluding limited partnerships and other alternative investments	$651	4.6%	$586	4.4%	$1,268	4.5%	$1,163	4.3%
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
Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024
Total net investment income increased primarily due to the impact of higher invested assets and reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities. For the six month period, the increase also reflects greater income from limited partnerships and other alternative investments.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased primarily due to the impact of reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and six months ended June 30, 2025, were 5.9% and 5.7%, respectively, which were above the average yield of sales and maturities of 4.6% and 4.7%, respectively. Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and six months ended June 30, 2024, were 6.4% and 6.2%, respectively, which were above the average yield of sales and maturities of 4.9% and 4.9%, respectively.
For the 2025 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be relatively consistent with the portfolio yield earned in 2024. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2025	2024	2025	2024
Gross gains on sales of fixed maturities	$19	$6	$32	$11
Gross losses on sales of fixed maturities	(45)	(75)	(70)	(86)
Equity securities [1]	36	14	25	49
Net credit losses on fixed maturities, AFS [2]	—	(1)	2	(2)
Change in ACL on mortgage loans [3]	—	—	—	3
Other, net [4]	(20)	(3)	(48)	(6)
Net realized losses	$(10)	$(59)	$(59)	$(31)
[1]The change in net unrealized gains on equity securities still held as of June 30, 2025, and included in net realized gains were $34 and $21 for the three and six months ended June 30, 2025, respectively. The change in net unrealized gains on equity securities still held as of June 30, 2024, and included in net realized gains were $15 and $44 for the three and six months ended June 30, 2024, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]For the three and six months ended June 30, 2025, includes losses from transactional foreign currency revaluation of $8 and $18, respectively, and losses on non-qualifying derivatives of $11 and $11, respectively. For the three and six months ended June 30, 2024, includes gains from transactional foreign currency revaluation of $4 and $6, respectively, and losses on non-qualifying derivatives of $6 and $8, respectively.
Three and six months ended June 30, 2025
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals and corporate securities.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2025, primarily included losses of $8 and $18, respectively, on transactional foreign currency revaluation, losses of $13 and $17, respectively, on FVO securities due to a decrease in value, and losses of $10 and $9, respectively, on equity derivatives due to higher equity market levels.
Three and six months ended June 30, 2024
Gross gains and losses on sales were primarily due to sales of U.S. Treasuries, corporate securities, and tax-exempt municipals to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2024, primarily included losses of $6 and $3, respectively, on interest rate derivatives driven by changes in interest rates, and gains of $4 and $6, respectively, on transactional foreign currency revaluation. Also included for the six-month period ended June 30, 2024, were losses of $5 on equity derivatives due to higher equity market levels.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2024 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2025.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of June 30, 2025

P&C Other
$577
2%
Personal
Insurance
$2,340
8%
Business
Insurance
$27,810
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Reinsurance and other recoverables	4,637	20	2,096	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,843	1,148	—	4,991
Current accident year catastrophes	394	285	—	679
Prior accident year development	(229)	(80)	—	(309)
Total provision for unpaid losses and loss adjustment expenses	4,008	1,353	—	5,361
Change in deferred gain on retroactive reinsurance included in other liabilities	56	—	—	56
Payments	(3,036)	(1,233)	(111)	(4,380)
Foreign currency adjustment	39	—	—	39
Ending liabilities for unpaid losses and loss adjustment expenses, net	27,810	2,340	577	30,727
Reinsurance and other recoverables	4,519	43	2,069	6,631
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$32,329	$2,383	$2,646	$37,358
Earned premiums and fee income	$6,770	$1,846
Loss and loss adjustment expense paid ratio [1]	44.8	66.8
Loss and loss adjustment expense ratio	59.4	73.9
Prior accident year development (pts) [2]	(3.4)	(4.4)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total [1]
Wind and hail	$101	$101	$202	$145	$162	$307
Wildfires [1]	(8)	(4)	(12)	145	114	259
Winter storms	(2)	1	(1)	15	9	24
Catastrophes before assumed reinsurance	91	98	189	305	285	590
Global assumed reinsurance business [1] [2]	23	—	23	89	—	89
Total catastrophe losses	$114	$98	$212	$394	$285	$679
[1] The three months ended June 30, 2025, included a favorable change in losses of ($12), net of reinsurance, from the January 2025 California Wildfire Event. For the six months ended June 30, 2025, catastrophe losses from the January 2025 California Wildfire Event were $313, net of reinsurance, and included losses of $54 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(61)	$—	$—	$(61)
Workers’ compensation discount accretion	11	—	—	11
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(20)	—	—	(20)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Assumed reinsurance	—	—	—	—
Automobile liability	—	(10)	—	(10)
Homeowners	—	(13)	—	(13)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	(28)	(11)	—	(39)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net [1]	9	(7)	—	2
Prior accident year development before change in deferred gain	(122)	(41)	—	(163)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(24)	—	—	(24)
Total prior accident year development	$(146)	$(41)	$—	$(187)
[1]Other reserve re-estimates, net for the three months ended June 30, 2025 includes a favorable change of $(8) in personal automobile physical damage reserves.
[2]The $24 change in deferred gain on retroactive reinsurance for the three months ended June 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(126)	$—	$—	$(126)
Workers’ compensation discount accretion	23	—	—	23
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(23)	—	—	(23)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Assumed reinsurance	—	—	—	—
Automobile liability	—	(22)	—	(22)
Homeowners	—	(31)	—	(31)
Net A&E reserves	—	—	—	—
Catastrophes	(28)	(11)	—	(39)
Uncollectible reinsurance	—	—	—	—
Other reserve re-estimates, net [1]	14	(16)	—	(2)
Prior accident year development before change in deferred gain	(173)	(80)	—	(253)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(56)	—	—	(56)
Total prior accident year development	$(229)	$(80)	$—	$(309)
[1]Other reserve re-estimates, net for the six months ended June 30, 2025 includes a favorable change of $(20) in personal automobile physical damage reserves.
[2]The $56 change in deferred gain on retroactive reinsurance for the six months ended June 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2025, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,475	1,172	—	4,647
Current accident year catastrophes	264	177	—	441
Prior accident year development	(137)	(41)	7	(171)
Total provision for unpaid losses and loss adjustment expenses	3,602	1,308	7	4,917
Change in deferred gain on retroactive reinsurance included in other liabilities	61	—	—	61
Payments	(2,597)	(1,152)	(87)	(3,836)
Foreign currency adjustment	(9)	—	—	(9)
Ending liabilities for unpaid losses and loss adjustment expenses, net	25,639	2,196	646	28,481
Reinsurance and other recoverables	4,605	24	2,027	6,656
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,244	$2,220	$2,673	$35,137
Earned premiums and fee income	$6,191	$1,678
Loss and loss adjustment expense paid ratio [1]	41.9	68.7
Loss and loss adjustment expense ratio	58.4	78.7
Prior accident year development (pts) [2]	(2.2)	(2.5)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	$130	$115	$245	$172	$153	$325
Winter storms	3	—	3	55	14	69
Wildfires	1	10	11	1	10	11
Other international	4	—	4	4	—	4
Catastrophes before assumed reinsurance	138	125	263	232	177	409
Global assumed reinsurance business [1]	17	—	17	32	—	32
Total catastrophe losses	$155	$125	$280	$264	$177	$441
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
[1]Other reserve re-estimates, net for the three months ended June 30, 2024 includes a favorable change of $(7) in personal automobile physical damage reserves.
[2]The $37 change in deferred gain on retroactive reinsurance for the three months ended June 30, 2024, is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(119)	$—	$—	$(119)
Workers’ compensation discount accretion	23	—	—	23
General liability	49	—	—	49
Marine	(1)	—	—	(1)
Package business	(1)	—	—	(1)
Commercial property	(5)	—	—	(5)
Professional liability	(7)	—	—	(7)
Bond	(22)	—	—	(22)
Assumed reinsurance	24	—	—	24
Automobile liability	10	(13)	—	(3)
Homeowners	—	(10)	—	(10)
Net A&E reserves	—	—	—	—
Catastrophes	(33)	(5)	—	(38)
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net [1]	13	(13)	—	—
Prior accident year development before change in deferred gain	(76)	(41)	7	(110)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(61)	—	—	(61)
Total prior accident year development	$(137)	$(41)	$7	$(171)
[1]Other reserve re-estimates, net for the six months ended June 30, 2024 includes a favorable change of $(14) in personal automobile physical damage reserves.
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

Reportable Segment And Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Written premiums	$3,816	$3,540	8%	$7,502	$6,902	9%
Change in unearned premium reserve	392	419	(6%)	754	733	3%
Earned premiums	3,424	3,121	10%	6,748	6,169	9%
Fee income	11	11	—%	22	22	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,952	1,750	12%	3,843	3,475	11%
Current accident year catastrophes [1]	114	155	(26%)	394	264	49%
Prior accident year development [1]	(146)	(81)	(80%)	(229)	(137)	(67)%
Total losses and loss adjustment expenses	1,920	1,824	5%	4,008	3,602	11%
Amortization of DAC	546	489	12%	1,077	965	12%
Insurance operating costs	507	484	5%	1,019	971	5%
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	11	9	22%	21	19	11%
Underwriting gain	444	319	39%	631	620	2%
Net investment income [2]	449	402	12%	886	793	12%
Net realized losses [2]	(20)	(50)	60%	(44)	(38)	(16)%
Other income (expense) [3]	(1)	(1)	—%	(2)	(3)	33%
Income before income taxes	872	670	30%	1,471	1,372	7%
Income tax expense [4]	176	130	35%	298	259	15%
Net income	$696	$540	29%	$1,173	$1,113	5%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Small Business:
Net new business premium	$305	$291	$603	$559
Policy count retention	83%	84%	84%	84%
Renewal written price increases	5.7%	6.4%	6.1%	6.0%
Renewal earned price increases	7.4%	5.8%	7.4%	5.5%
Policies in-force as of end of period (in thousands)	1,615	1,537
Middle Market [1]:
Net new business premium	$190	$187	$378	$361
Premium retention	82%	83%	82%	83%
Renewal written price increases	5.8%	6.7%	6.3%	6.9%
Renewal earned price increases	7.1%	7.6%	7.1%	7.5%
Global Specialty:
Global specialty gross new business premium [2]	$278	$264	$503	$487
Renewal written price increases [3]	5.1%	6.2%	5.6%	6.2%
Renewal earned price increases [3]	6.4%	5.9%	6.5%	5.6%
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
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Loss and loss adjustment expense ratio	56.1	58.4	(2.3)	59.4	58.4	1.0
Expense ratio	30.6	31.1	(0.5)	30.9	31.3	(0.4)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	87.0	89.8	(2.8)	90.6	90.0	0.6
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	1.0	(2.4)	3.4	(2.4)	(2.1)	(0.3)
Underlying combined ratio	88.0	87.4	0.6	88.2	87.9	0.3

Underlying loss and loss adjustment expense ratio	57.0	56.1	0.9	57.0	56.3	0.7
Current accident year catastrophes	3.3	5.0	(1.7)	5.8	4.3	1.5
Prior accident year development	(4.3)	(2.6)	(1.7)	(3.4)	(2.2)	(1.2)
Total loss and loss adjustment expense ratio	56.1	58.4	(2.3)	59.4	58.4	1.0

Loss and loss adjustment expense ratio	56.1	58.4	(2.3)	59.4	58.4	1.0
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	1.0	(2.4)	3.4	(2.4)	(2.1)	(0.3)
Underlying loss and loss adjustment expense ratio	57.0	56.1	0.9	57.0	56.3	0.7

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net income for the three and six months ended June 30, 2025 increased primarily due to a higher underwriting gain, higher net investment income, and for the three month period, lower net realized losses. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Underwriting gain for the three and six months ended June 30, 2025 increased due to the effect of earned premium growth, higher favorable prior accident year development, and for the three month period, lower CAY catastrophe losses. These favorable impacts were partially offset by a higher underlying loss and LAE ratio, and for the six month period, higher CAY catastrophe losses.
Expense ratio for the three and six months ended June 30, 2025 improved modestly as the impact of higher earned premium was partially offset by increased technology costs, including increased investment.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other earned premiums of $14 and $16 for the three months ended June 30, 2024, and 2025, respectively and $29 and $32, for the six months ended June 30, 2024 and 2025, respectively.

Written Premiums
[1]Other written premiums of $14 and $16 for the three months ended June 30, 2024, and 2025, respectively and $28 and $32, for the six months ended June 30, 2024 and 2025, respectively.

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Earned premiums for the three and six months ended June 30, 2025 increased due to written premium increases over the prior twelve months.
Written premiums for the three and six months ended June 30, 2025 increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by renewal written price increases in almost all lines, as well as mid single-digit and high single-digit new business growth for the three and six month periods, respectively. Written premium grew in nearly all lines of business, including package business, excess and surplus and automobile.
•Middle & large business written premium increased driven by renewal written price increases in almost all lines and, for the six month period, mid single-digit new business growth. Written premium rose across most industry verticals and the large and complex lines.
•Global specialty written premium increased driven by written price increases across most lines as well as an increase in gross new business, primarily in U.S. excess casualty insurance lines. Written premiums also grew in global reinsurance, primarily in property, casualty and credit risk.
Renewal written price increases were recognized in most lines for both the three and six months ended June 30, 2025.
•In small business, renewal written price increases were lower than prior year levels overall, with mid single-digit to low double-digit price increases across most lines. Workers' compensation pricing was slightly negative.
•In middle market, renewal written price increases were lower than prior year levels overall, with mid single-digit to low double-digit price increases in most lines. Workers' compensation pricing turned slightly negative.
•In global specialty, renewal written price increases were lower than prior year levels with mid single-digit price increases overall.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Underlying Loss and Loss Adjustment Expense Ratio for the three and six months ended June 30, 2025 increased due to a higher general liability loss ratio, reflecting the increased severity trends observed beginning in the second half of 2024, and workers' compensation margin compression.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Current accident year catastrophe losses decreased for the three month period and increased for the six month period. CAY catastrophe losses for the three months ended June 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the Midwest and South regions. CAY catastrophe losses for the six months ended June 30, 2025 included a loss of $199, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events primarily in the Midwest and South regions.
Current accident year catastrophe losses for the three and six months ended June 30, 2024 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and for the six month period, winter storms primarily in the Northeast, Pacific and South regions.
Prior accident year development was net favorable for the three and six months ended June 30, 2025, and primarily included reserve decreases for workers' compensation, catastrophes, commercial property and bond. Also included are benefits of $24 and $56 related to amortization of the Navigators ADC deferred gain for the three and six month periods, respectively. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Written premiums	$980	$913	7%	$1,893	$1,757	8%
Change in unearned premium reserve	49	64	(23%)	63	95	(34)%
Earned premiums	931	849	10%	1,830	1,662	10%
Fee income	8	8	—%	16	16	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	585	597	(2%)	1,148	1,172	(2)%
Current accident year catastrophes [1]	98	125	(22%)	285	177	61%
Prior accident year development [1]	(41)	(34)	(21%)	(80)	(41)	(95)%
Total losses and loss adjustment expenses	642	688	(7%)	1,353	1,308	3%
Amortization of DAC	70	63	11%	138	123	12%
Insurance operating costs	172	169	2%	354	322	10%
Amortization of other intangible assets	—	—	—%	1	1	—%
Underwriting gain (loss)	55	(63)	187%	—	(76)	100%
Net investment income [2]	58	50	16%	115	100	15%
Net realized losses [2]	(4)	(8)	50%	(6)	(7)	14%
Net servicing and other income (expense) [3]	5	6	(17%)	10	10	—%
Income (loss) before income taxes	114	(15)	NM	119	27	NM
Income tax expense (benefit) [4]	23	(4)	NM	23	4	NM
Net income (loss)	$91	$(11)	NM	$96	$23	NM
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
[3]Includes servicing revenues of $24 and $25 for the three months ended June 30, 2025 and 2024, respectively, and $44 and $44 for the six months ended June 30, 2025 and 2024, respectively. Includes servicing expenses of $19 and $18 for the three months ended June 30, 2025 and 2024, respectively, and $35 and $33 for the six months ended June 30, 2025 and 2024, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2025	2024	Change	2025	2024	Change
Product Line
Automobile	$633	$617	3%	$1,260	$1,217	4%
Homeowners	347	296	17%	633	540	17%
Total	$980	$913	7%	$1,893	$1,757	8%
Earned Premiums
Product Line
Automobile	$628	$592	6%	$1,246	$1,158	8%
Homeowners	303	257	18%	584	504	16%
Total	$931	$849	10%	$1,830	$1,662	10%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2025	2024	2025	2024
Policies in-force end of period (in thousands)
Automobile	1,121	1,214
Homeowners	724	702
Net new business premium
Automobile	$81	$82	$162	$154
Homeowners	$69	$47	$131	$81
Effective Policy Count Retention
Automobile	79%	79%	79%	79%
Homeowners	83%	84%	83%	83%
Renewal written price increase
Automobile	14.0%	23.4%	14.8%	24.4%
Homeowners	12.7%	14.9%	12.5%	15.0%
Renewal earned price increase
Automobile	17.4%	22.1%	18.7%	20.6%
Homeowners	13.7%	14.6%	14.1%	14.5%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2025	2024	Change	2025	2024	Change
Loss and loss adjustment expense ratio	69.0	81.0	(12.0)	73.9	78.7	(4.8)
Expense Ratio	25.1	26.4	(1.3)	26.1	25.9	0.2
Combined Ratio	94.1	107.4	(13.3)	100.0	104.6	(4.6)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(6.1)	(10.7)	4.6	(11.2)	(8.1)	(3.1)
Underlying combined ratio	88.0	96.7	(8.7)	88.8	96.4	(7.6)

Underlying loss and loss adjustment expense ratio	62.8	70.3	(7.5)	62.7	70.5	(7.8)
Current accident year catastrophes	10.5	14.7	(4.2)	15.6	10.6	5.0
Prior accident year development	(4.4)	(4.0)	(0.4)	(4.4)	(2.5)	(1.9)
Total loss and loss adjustment expense ratio	69.0	81.0	(12.0)	73.9	78.7	(4.8)

Loss and loss adjustment expense ratio	69.0	81.0	(12.0)	73.9	78.7	(4.8)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(6.1)	(10.7)	4.6	(11.2)	(8.1)	(3.1)
Underlying loss and loss adjustment expense ratio	62.8	70.3	(7.5)	62.7	70.5	(7.8)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Automobile
Combined ratio	94.0	105.4	(11.4)	93.8	104.7	(10.9)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(1.8)	(3.6)	1.8	(1.5)	(2.4)	0.9
Prior accident year development	3.0	3.1	(0.1)	3.4	2.4	1.0
Underlying combined ratio	95.2	104.9	(9.7)	95.7	104.7	(9.0)

Homeowners
Combined ratio	94.4	114.5	(20.1)	113.1	105.6	7.5
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(28.8)	(40.4)	11.6	(45.6)	(29.8)	(15.8)
Prior accident year development	7.1	3.7	3.4	6.4	1.6	4.8
Underlying combined ratio	72.7	77.8	(5.1)	73.9	77.4	(3.5)
Net income (loss)

$100
$75
$50
$25
$0
$(25)
$(11)
$91
$23
$96
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net income of $91 for the three months ended June 30, 2025 improved from a loss in the prior year period, and increased for the six months ended June 30, 2025, largely driven by improved underwriting results and, to a lesser extent, from an increase in net investment income.

Underwriting gain (loss)

$60
$30
$0
$-30
$-60
$-90
$55
$(63)
$(76)
$—
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Underwriting gain for the three and six months ended June 30, 2025 changed from an underwriting loss primarily due to the effect of an increase in earned premium due to renewal price increases and greater favorable prior accident year development. Current accident year catastrophe losses were lower for the three month period and higher for the six month period.
Expense ratio for the three months ended June 30, 2025 decreased primarily due to the effect of an increase in earned premium due to renewal written price increases, partially offset by a higher commission ratio due to business mix. The expense ratio for the six months ended June 30, 2025 increased slightly due to a higher commission ratio due to business mix, partially offset by the effect of an increase in earned premium due to renewal written price increases.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$2,000
$1,500
$1,000
$500
$0
$849
$592
$257
$931
$628
$303
$1,662
$1,158
$504
$1,830
$1,246
$584
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD
Homeowners
Automobile

Written Premiums

$2,000
$1,500
$1,000
$500
$0
$913
$617
$296
$980
$633
$347
$1,757
$1,217
$540
$1,893
$1,260
$633
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD
Homeowners
Automobile

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Earned premiums increased in both the three and six months ended June 30, 2025 due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in both the three and six months ended June 30, 2025 driven by the effect of written pricing increases and by an increase in new business premium in homeowners in both the three month and six month periods.
Renewal written pricing moderated for both automobile and homeowners in both the three and six months ended June 30, 2025, primarily in response to moderating loss cost trends.
Effective Policy count retention was relatively stable both for automobile and homeowners in both the three and six months ended June 30, 2025, in response to moderating renewal written pricing increases.
Policies in-force as of June 30, 2025 compared to June 30, 2024 declined for automobile and increased for homeowners, reflecting the level of new business in relation to non-renewed policies.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio

80
60
40
20
0
70.3
62.8
70.5
62.7
Q2 2024
Q2 2025
Jun 30
2024 YTD
Jun 30
2025 YTD

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Underlying loss and LAE ratio decreased in both automobile and homeowners in both the three and six months ended June 30, 2025. The decrease in automobile was primarily due to the impact of earned pricing increases, partially offset by higher loss costs. The higher loss costs in automobile were driven by higher physical damage and liability claim severities, partially offset by lower physical damage claim frequency. The automobile claim severity trend has moderated from the prior year. The automobile liability severity trend continues to recognize the inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the underlying loss and LAE ratio was primarily due to the impact of earned pricing increases, partially offset by higher claim severities, while the rate of change in severity declined from a year ago. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Current accident year catastrophe losses decreased in the three month period and increased in the six month period. CAY catastrophe losses for the three months ended June 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions. CAY catastrophe losses for the six months ended June 30, 2025 included a loss of $114, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events primarily in the South and Midwest regions. CAY catastrophe losses for 2024 included tornado, wind and hail events mainly in the Midwest and South regions, as well as winter storms in the Pacific and South regions.
Prior accident year development was favorable for both the three and six months ended June 30, 2025, primarily driven by lower estimated severity on homeowners, automobile physical damage, automobile liability, and catastrophes. Prior accident year development was favorable for the three and six months ended June 30, 2024, primarily driven by lower estimated severity on automobile physical damage, automobile liability, and homeowners.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$—	—%	$—	$7	(100)%
Total losses and loss adjustment expenses	—	—	—%	—	7	(100)%
Insurance operating costs	2	2	—%	4	4	—%
Underwriting loss	(2)	(2)	—%	(4)	(11)	64%
Net investment income [2]	19	19	—%	37	37	—%
Net realized losses [2]	(2)	(3)	33%	(2)	(3)	33%
Income before income taxes	15	14	7%	31	23	35%
Income tax expense [3]	2	3	(33%)	5	4	25%
Net income	$13	$11	18%	$26	$19	37%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net income increased slightly in the three months ended June 30, 2025, due to a decrease in net realized losses. Net income increased in the six months ended June 30, 2025, primarily due to a lower underwriting loss.
Underwriting loss remained unchanged for the three months ended June 30, 2025, and decreased for the six months ended June 30, 2025 due to unfavorable prior accident year reserve development in the 2024 period.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Premiums and other considerations	$1,663	$1,665	—%	$3,331	$3,304	1%
Net investment income [1]	118	112	5%	244	226	8%
Net realized losses [1]	(16)	(9)	(78%)	(20)	(8)	(150)%
Total revenues	1,765	1,768	—%	3,555	3,522	1%
Benefits, losses and loss adjustment expenses	1,150	1,147	—%	2,349	2,351	—%
Amortization of DAC	9	9	—%	17	18	(6)%
Insurance operating costs and other expenses	407	387	5%	813	784	4%
Amortization of other intangible assets	10	10	—%	20	20	—%
Total benefits, losses and expenses	1,576	1,553	1%	3,199	3,173	1%
Income before income taxes	189	215	(12%)	356	349	2%
Income tax expense [2]	39	44	(11%)	73	70	4%
Net income	$150	$171	(12%)	$283	$279	1%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Fully insured – ongoing premiums	$1,602	$1,607	—%	$3,214	$3,192	1%
Buyout premiums	4	1	NM	4	1	NM
Fee income	57	57	—%	113	111	2%
Total premiums and other considerations	$1,663	$1,665	—%	$3,331	$3,304	1%
Fully insured ongoing sales	$107	$101	6%	$488	$545	(10)%

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Group disability loss ratio	68.5%	67.1%	1.4	68.8%	68.6%	0.2
Group life loss ratio	74.3%	74.9%	(0.6)	77.1%	78.7%	(1.6)
Total loss ratio	69.1%	68.9%	0.2	70.5%	71.1%	(0.6)
Expense ratio	25.7%	24.4%	1.3	25.5%	24.9%	0.6

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net income margin	8.5%	9.7%	(1.2)	8.0%	7.9%	0.1
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	0.8%	0.4%	0.4	0.5%	0.3%	0.2
Income tax benefit	(0.1%)	(0.1%)	—	(0.1%)	(0.1%)	—
Core earnings margin	9.2%	10.0%	(0.8)	8.4%	8.1%	0.3

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$300
$250
$200
$150
$100
$50
$0
$171
$150
$279
$283
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net income decreased for the three months ended June 30, 2025 primarily due to an increase in the expense ratio as well as a higher group disability loss ratio, partially offset by a lower group life loss ratio. For the six months ended June 30, 2025, net income increased primarily due to a lower group life loss ratio, higher fully insured ongoing premiums, and higher net investment income, partially offset by an increase in the expense ratio.
Insurance operating costs and other expenses were higher for both the three and six month periods due to higher technology costs, including increased investment, as well as higher commissions and staffing costs.
Fully Insured Ongoing Premiums

$4,000
$3,000
$2,000
$1,000
$0
$1,607
$1,602
$3,192
$3,214
$663
$644
$1,308
$1,294
$837
$838
$1,673
$1,682
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD
Group disability
Group life
Other [1]

[1]Other of $107 and $120 for the three months ended June 30, 2024 and 2025 respectively, and $211 and $238 for the six months ended June 30, 2024 and 2025, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Fully insured ongoing premiums remained flat for the three months ended June 30, 2025, as an increase in exposure on existing accounts was offset by lower sales during the past year. For the six-month period, premiums increased over prior year and included an increase in exposure on existing accounts and persistency in excess of 90%, though slightly below the prior year.
Fully insured ongoing sales increased for the three months ended June 30, 2025 driven by higher group disability sales. For the six-month period, sales decreased compared to prior year driven by lower sales of the paid family and medical leave product and fewer large case sales.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
68.9
69.1
71.1
70.5
24.4
25.7
24.9
25.5
Q2 2024
Q2 2025
Jun 30 2024 YTD
Jun 30 2025 YTD
Expense ratio
Loss ratio

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Loss ratio remained relatively flat for the three months ended June 30, 2025 compared to the prior year period. The group life loss ratio decreased 0.6 points due to lower mortality primarily driven by the accidental death product. The group disability loss ratio increased 1.4 points driven by higher short-term disability claim incidence as well as a slight increase in long-term disability incidence, partially offset by strong claim recoveries.
The loss ratio improved 0.6 points in the six months ended June 30, 2025 compared to the prior year period reflecting a lower group life loss ratio. The group life loss ratio decreased 1.6 points driven by a lower level of mortality within both our term and accidental life products. Group disability loss ratio remained relatively flat compared to prior year driven by paid family and medical leave pricing actions offset by a slight increase in long-term disability incidence.
Expense ratio increased for the three and six months ended June 30, 2025 primarily due to higher technology costs, including increased investment, as well as the impact of higher staffing costs.

Hartford Funds - Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Fee income and other revenue	$256	$253	1%	$516	$503	3%
Net investment income	6	5	20%	10	9	11%
Net realized gains	9	3	NM	9	8	13%
Total revenues	271	261	4%	535	520	3%
Operating costs and other expenses	203	203	—%	412	406	1%
Income before income taxes	68	58	17%	123	114	8%
Income tax expense [1]	14	14	—%	26	25	4%
Net income	$54	$44	23%	$97	$89	9%
Daily average Hartford Funds AUM	$138,195	$134,064	3%	$140,004	$132,856	5%
ROA [2]	15.6	13.1	19%	13.9	13.4	4%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains excluded from core earnings, before tax	(2.6)	(0.9)	(189%)	(1.3)	(1.3)	—%
Effect of income tax expense	0.3	0.6	(50%)	0.3	0.5	(40)%
ROA, core earnings [2]	13.3	12.8	4%	12.9	12.6	2%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of AUM, as measured in basis points.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Mutual Fund and ETF AUM - beginning of period	$127,219	$123,559	3%	$128,054	$119,316	7%
Sales - Mutual Fund	6,420	5,653	14%	14,151	11,290	25%
Redemptions - Mutual Fund	(7,964)	(6,841)	(16%)	(17,273)	(14,780)	(17)%
Net flows - ETF	29	103	(72%)	175	(106)	NM
Net flows - Mutual Fund and ETF	(1,515)	(1,085)	(40%)	(2,947)	(3,596)	18%
Change in market value and other	8,586	1,212	NM	9,183	7,966	15%
Mutual Fund and ETF AUM - end of period	134,290	123,686	9%	134,290	123,686	9%
Third-party life and annuity separate account AUM	11,226	11,832	(5%)	11,226	11,832	(5)%
Hartford Funds AUM - end of period	$145,516	$135,518	7%	$145,516	$135,518	7%
Mutual Fund and ETF AUM by Asset Class

	As of June 30,
	2025	2024	Change
Equity - Mutual Funds	$89,072	$83,212	7%
Fixed Income - Mutual Funds	21,827	17,825	22%
Multi-Strategy Investments - Mutual Funds [1]	18,544	18,807	(1)%
Equity - ETF	1,964	1,734	13%
Fixed Income - ETF	2,883	2,108	37%
Mutual Fund and ETF AUM	$134,290	$123,686	9%
[1]Includes balanced, allocation and alternative investment products.
Net Income
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net income increased for the three and six months ended June 30, 2025, primarily due to an increase in fee income net of operating costs and other expenses driven by higher daily average AUM and an increase in net realized gains.

Hartford Funds AUM
June 30, 2025 compared to June 30, 2024
Hartford Funds AUM increased primarily due to an increase in equity market levels, partially offset by net outflows over the preceding twelve month periods. Net outflows were $1.5 billion and $2.9 billion, respectively, for the three and six months ended June 30, 2025 compared to net outflows of $1.1 billion and $3.6 billion, respectively for the three and six months ended June 30, 2024.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate - Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Fee income [1]	$10	$10	—%	$21	$20	5%
Other revenue	5	1	NM	6	1	NM
Net investment income [2]	14	14	—%	28	30	(7)%
Net realized gains [2]	23	8	188%	4	17	(76)%
Total revenues	52	33	58%	59	68	(13)%
Benefits, losses and loss adjustment expenses [3]	—	2	(100%)	2	4	(50)%
Insurance operating costs and other expenses [1]	14	11	27%	28	25	12%
Interest expense [4]	50	50	—%	100	100	—%
Restructuring and other costs	—	—	—%	—	1	(100)%
Total benefits, losses and expenses	64	63	2%	130	130	—%
Loss before income taxes	(12)	(30)	60%	(71)	(62)	(15)%
Income tax benefit [5]	(3)	(13)	77%	(21)	(30)	30%
Net loss	(9)	(17)	47%	(50)	(32)	(56)%
Preferred stock dividends	5	5	—%	10	10	—%
Net loss available to common stockholders	$(14)	$(22)	36%	$(60)	$(42)	(43)%
[1]Includes investment management fees and expenses related to managing third-party assets.
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
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Net loss available to common stockholders decreased for the three months ended June 30, 2025, primarily due to an increase in net realized gains.
Net loss available to common stockholders increased for the six months ended June 30, 2025, due to lower net realized gains and a lower tax benefit related to the vesting of stock-based compensation awards in the six month period.

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
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2025 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2025. Retention and coverage varies by writing company. For the 2025 - 2026 period, the writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $37 in per event losses in excess of a $23 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC; respectively, there is no remaining limit available under either agreement as of December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company collected recoveries from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., under the Navigators ADC and as a result amortized $56 and $61 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the deferred gain on the Navigators ADC was $8 and $64, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
As of June 30, 2025, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2025						December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,686	$—	$29	$(4)	$2,711	6.1%	$2,554	$—	$19	$(11)	$2,562	6.0%
Other	1,669	—	15	(19)	1,665	3.7%	1,394	—	9	(28)	1,375	3.3%
CLOs	3,386	—	8	(1)	3,393	7.6%	3,237	—	13	—	3,250	7.6%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,249	(14)	19	(100)	1,154	2.6%	1,284	(13)	16	(128)	1,159	2.7%
Bonds	1,429	—	1	(79)	1,351	3.0%	1,597	—	1	(114)	1,484	3.5%
Interest only	80	—	4	(4)	80	0.2%	95	—	4	(6)	93	0.2%
Corporate
Basic industry	1,140	—	12	(25)	1,127	2.5%	1,100	—	5	(43)	1,062	2.5%
Capital goods	1,790	—	33	(40)	1,783	4.0%	1,769	—	14	(69)	1,714	4.0%
Consumer cyclical	1,678	—	27	(46)	1,659	3.7%	1,599	—	9	(63)	1,545	3.6%
Consumer non-cyclical	2,752	—	44	(95)	2,701	6.1%	2,641	—	16	(139)	2,518	5.9%
Energy	1,485	—	21	(46)	1,460	3.3%	1,395	—	10	(59)	1,346	3.2%
Financial services	7,088	—	62	(166)	6,984	15.7%	6,455	—	28	(245)	6,238	14.7%
Tech./comm.	3,133	—	50	(121)	3,062	6.9%	2,848	—	19	(169)	2,698	6.3%
Transportation	924	—	10	(44)	890	2.0%	930	—	5	(58)	877	2.1%
Utilities	2,628	—	27	(133)	2,522	5.7%	2,464	(3)	11	(167)	2,305	5.4%
Real estate investment trusts ("REITs")	344	—	3	(10)	337	0.7%	354	—	—	(21)	333	0.8%
Foreign govt./govt. agencies	448	—	12	(5)	455	1.0%	500	—	3	(23)	480	1.1%
Municipal bonds
Taxable	1,576	—	15	(110)	1,481	3.3%	1,384	—	6	(126)	1,264	3.0%
Tax-exempt	3,409	—	40	(280)	3,169	7.1%	4,190	—	71	(221)	4,040	9.5%
Residential Mortgage-Backed Securities ("RMBS")
Agency	3,078	—	16	(179)	2,915	6.6%	3,002	—	7	(225)	2,784	6.5%
Non-agency	2,701	—	13	(130)	2,584	5.8%	2,586	—	6	(168)	2,424	5.7%
Sub-prime	14	—	—	—	14	—%	22	—	—	—	22	0.1%
U.S. Treasuries	1,193	—	5	(137)	1,061	2.4%	1,138	—	—	(144)	994	2.3%
Total fixed maturities, AFS	$45,880	$(14)	$466	$(1,774)	$44,558	100.0%	$44,538	$(16)	$272	$(2,227)	$42,567	100.0%
FVO securities					$181						$308
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2024, primarily due to net additions of corporate bonds and high-quality ABS, partially offset by net reductions to tax-exempt municipal bonds. The increase was also due to higher valuations as a result of lower interest rates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,520	$5,130	11.5%	$5,424	$4,937	11.6%
AAA	7,455	7,333	16.4%	7,340	7,166	16.8%
AA	7,683	7,439	16.7%	7,762	7,484	17.6%
A	12,554	12,239	27.5%	11,422	10,933	25.7%
BBB	10,319	10,070	22.6%	10,227	9,722	22.8%
BB & below	2,349	2,347	5.3%	2,363	2,325	5.5%
Total fixed maturities, AFS [1]	$45,880	$44,558	100.0%	$44,538	$42,567	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Commercial & Residential Real Estate

Exposure to CMBS & RMBS Bonds by Credit Quality as of June 30, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$12	$11	$1,237	$1,143	$—	$—	$—	$—	$—	$—	$1,249	$1,154
Bonds	489	472	421	397	210	195	170	164	139	123	1,429	1,351
Interest Only	45	44	26	26	4	5	5	5	—	—	80	80
Total CMBS	546	527	1,684	1,566	214	200	175	169	139	123	2,758	2,585
RMBS
Agency	—	—	3,078	2,915	—	—	—	—	—	—	3,078	2,915
Non-Agency	1,671	1,595	746	714	222	215	62	60	—	—	2,701	2,584
Sub-Prime	1	1	3	3	1	1	5	5	4	4	14	14
Total RMBS	1,672	1,596	3,827	3,632	223	216	67	65	4	4	5,793	5,513
Total CMBS & RMBS	$2,218	$2,123	$5,511	$5,198	$437	$416	$242	$234	$143	$127	$8,551	$8,098

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$14	$14	$1,270	$1,145	$—	$—	$—	$—	$—	$—	$1,284	$1,159
Bonds	609	578	407	376	267	240	147	137	167	153	1,597	1,484
Interest Only	53	51	31	31	6	6	5	5	—	—	95	93
Total CMBS	676	643	1,708	1,552	273	246	152	142	167	153	2,976	2,736
RMBS
Agency	—	—	3,002	2,784	—	—	—	—	—	—	3,002	2,784
Non-Agency	1,564	1,467	746	697	203	193	65	61	8	6	2,586	2,424
Sub-Prime	1	1	5	5	2	2	7	7	7	7	22	22
Total RMBS	1,565	1,468	3,753	3,486	205	195	72	68	15	13	5,610	5,230
Total CMBS & RMBS	$2,241	$2,111	$5,461	$5,038	$478	$441	$224	$210	$182	$166	$8,586	$7,966
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
As of June 30, 2025, mortgage loans had an amortized cost of $6.5 billion and carrying value of $6.5 billion, with an ACL of $43. As of December 31, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $44.
The Company funded $485 of commercial mortgage loans, primarily industrial and multifamily properties, with a weighted average loan-to-value (“LTV”) ratio of 57% and a weighted average yield of 6.6% during the six months ended June 30, 2025. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2025, or December 31, 2024.
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$940	$911	AA	$1,033	$1,008	AA
Pre-refunded [1]	47	47	AA+	86	87	AA+
Revenue
Transportation	913	843	A+	1,134	1,084	A+
Health Care	907	822	A+	864	789	A+
Leasing [2]	564	526	AA	627	588	AA
Education	379	356	AA	402	385	AA
Water & Sewer	296	269	AA	308	289	AA
Housing	185	175	AA	195	185	AA
Power	174	160	A+	281	272	A
Sales Tax	166	159	AA	183	183	AA
Other	414	382	A+	461	434	AA-
Total Revenue	3,998	3,692	AA-	4,455	4,209	AA-
Total Municipal	$4,985	$4,650	AA-	$5,574	$5,304	AA-
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
As of June 30, 2025, the largest issuer concentrations were the State of California, the State of Illinois, and CommonSpirit Health, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2024, the largest issuer concentrations were the State of Illinois, the State of California, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 8% of the fair value of the Company's investment portfolio.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(14)	(3.1%)	$(34)	(7.2%)	$(22)	(2.4%)	$(66)	(6.7%)
Private equity funds	(1)	(0.1%)	22	4.7%	39	3.9%	42	4.5%
Other funds	19	11.7%	12	9.2%	26	8.0%	28	11.2%
Other alternative investments [2]	9	6.5%	16	12.9%	9	3.4%	28	11.0%
Total	$13	1.0%	$16	1.3%	$52	2.1%	$32	1.3%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy, which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,903	35.7%	$1,907	37.8%
Private equity funds	2,164	40.6%	1,956	38.8%
Other funds	696	13.1%	623	12.4%
Other alternative investments [1]	562	10.6%	556	11.0%
Total	$5,325	100.0%	$5,042	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.8 billion as of June 30, 2025, and have decreased $453 since December 31, 2024, primarily due to lower interest rates. As of June 30, 2025, $1.3 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.4 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	117	$1,431	$—	$(11)	$1,420	1,044	$9,577	$—	$(186)	$9,391
Greater than three to six months	214	2,032	—	(34)	1,998	71	678	—	(24)	654
Greater than six to nine months	286	2,936	—	(74)	2,862	13	33	—	(1)	32
Greater than nine to eleven months	49	530	—	(16)	514	44	363	—	(32)	331
Twelve months or more	2,469	16,975	(14)	(1,639)	15,322	2,761	18,938	(13)	(1,984)	16,941
Total	3,135	$23,904	$(14)	$(1,774)	$22,116	3,933	$29,589	$(13)	$(2,227)	$27,349

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	34	$243	$—	$(53)	$190	132	$1,003	$(3)	$(224)	$776
Greater than three to six months	32	220	—	(50)	170	3	3	—	(1)	2
Greater than six to nine months	49	344	—	(82)	262	4	24	(1)	(6)	17
Greater than nine to eleven months	—	—	—	—	—	4	44	—	(12)	32
Twelve months or more	89	814	(1)	(252)	561	93	811	(1)	(259)	551
Total	204	$1,621	$(1)	$(437)	$1,183	236	$1,885	$(5)	$(502)	$1,378
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2025
For the three months ended June 30, 2025, the Company recorded no credit losses. For the six months ended June 30, 2025, the Company recorded a net credit loss reversal of $2, primarily attributable to a decrease in the ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS. For the three and six months ended June 30, 2025, there were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
ACL on Mortgage Loans
Three and six months ended June 30, 2025
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
Three and six months ended June 30, 2024
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

Capital available to the HIG Holding Company as of June 30, 2025:
•Approximately $1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through October 27, 2026. As of June 30, 2025, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding company.

Dividends and other sources of capital for the six months ended June 30, 2025:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $729 of net dividends from the Company's property and casualty insurance subsidiaries through June 30, 2025;
•Employee Benefits - HIG Holding Company received $442 in dividends from Hartford Life and Accident Insurance Company ("HLA") through June 30, 2025;
•Hartford Funds - HIG Holding Company received $75 in dividends from Hartford Funds through June 30, 2025; and

Expected liquidity requirements for the next twelve months as of June 30, 2025:
•$194 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$590 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of June 30, 2025:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the six months ended June 30, 2025, the Company repurchased 6.8 million common shares for $800 under the $3.3 billion share repurchase authorized by the Board of Directors, effective through December 31, 2026. As of June 30, 2025, the Company has $2.35 billion remaining for equity repurchases under the current share repurchase program. During the period July 1, 2025 through July 25, 2025, the Company repurchased 1.2 million common shares for $146.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Liquidity Requirements and Sources of Capital
The HIG Holding Company
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2025:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 21, 2025	June 2, 2025	July 2, 2025	$0.520
July 23, 2025	September 2, 2025	October 2, 2025	$0.520
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 21, 2025	August 1, 2025	August 15, 2025	$375.00
July 23, 2025	November 3, 2025	November 17, 2025	$375.00
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
Through the first six months of 2025, HIG Holding Company received $1.2 billion of net dividends from its subsidiaries, including $442 from HLA, $75 from Hartford Funds and $729 from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $25 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Revolving Credit Facility
The Hartford has a senior unsecured revolving credit facility (the "Credit Facility") that provides up to $750 of unsecured credit through October 27, 2026. As of June 30, 2025, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
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
As of June 30, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
would be presented in other liabilities consistent with other collateralized financing transactions. As of June 30, 2025, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($101 as of June 30, 2025) commitment. As of June 30, 2025, letters of credit with an aggregate face amount of $74 and £74 million, or $101, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of June 30, 2025, The Hartford was in compliance with all financial covenants of the facility.
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
As of June 30, 2025, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of June 30, 2025
Fixed maturities	$36,562
Short-term investments	1,707
Cash	138
Less: Derivative collateral	53
Total	$38,354
Property & Casualty operations invested assets also include $140 in equity securities, $4.9 billion in mortgage loans and $4.1 billion in limited partnerships and other alternative investments.

Employee Benefits Operations
As of June 30, 2025
Fixed maturities	$7,990
Short-term investments	285
Cash	17
Less: Derivative collateral	18
Total	$8,274
Employee Benefits operations invested assets also include $28 in equity securities, $1.6 billion in mortgage loans and $1.1 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of June 30, 2025 were $37.4 billion and net of reinsurance and other recoverables were $30.7 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, in the Company's 2024 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of June 30, 2025 were $8.8 billion and net of reinsurance were $8.5 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2024 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of June 30, 2025 were $362 and net of reinsurance were $145. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of June 30, 2025, Hartford Funds cash and short-term investments were $330.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capitalization

Capital Structure
	June 30, 2025	December 31, 2024	Change
Long-term debt	$4,369	$4,366	—%
Total debt	4,369	4,366	—%
Common stockholders' equity excluding AOCI, net of tax	19,568	18,999	3%
Preferred stock	334	334	—%
AOCI, net of tax	(2,384)	(2,886)	17%
Total stockholders’ equity	$17,518	$16,447	7%
Total capitalization	$21,887	$20,813	5%
Debt to stockholders’ equity	25%	27%
Debt to capitalization	20%	21%
Total capitalization increased $1,074 as of June 30, 2025 compared to December 31, 2024 primarily due to net income in excess of common stockholder dividends in the period, and a decrease in net unrealized losses on fixed maturities, AFS partially offset by share repurchases.
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
Cash Flow

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$2,276	$2,357
Net cash used for investing activities	$(1,144)	$(1,323)
Net cash used for financing activities	$(1,151)	$(1,009)
Cash and restricted cash– end of period	$219	$210
Cash provided by operating activities decreased in 2025 as compared to the prior year period primarily driven by an increase in P&C loss and loss adjustment expenses paid, higher operating expenses, including increased commissions and staffing costs, an increase in taxes paid, and a decrease in partnership cash income, partially offset by an increase in P&C and Employee Benefits premiums received.
Cash used for investing activities decreased in 2025 due to lower cash generated from operating activities and more cash used in financing activities.
Cash used for financing activities increased in 2025 as compared to the prior year period driven by an increase in treasury stock acquired, an increase in the net return of shares under incentive and stock compensation plans, and an increase in dividends paid on common stock.
Operating cash flows for the six months ended June 30, 2025 has been adequate to meet liquidity requirements.
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
On July 3, 2025, A.M. Best upgraded the senior debt rating of the Company to "a" from "a-". The upgrade of the debt rating was based on the Company's balance sheet strength, operating performance, favorable business profile and enterprise risk management. A.M. Best also affirmed the insurance financial strength ratings for the Company.

Insurance Financial Strength Ratings as of July 25, 2025
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	A+	A1
Hartford Life and Accident Insurance Company	A+	A+	A1
Navigators Insurance Company	A+	A+	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a	BBB+	Baa1
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2025	$13,294	$2,708	$16,002
Statutory income	1,101	296	1,397
Dividends to parent	(729)	(442)	(1,171)
Other items	20	(2)	18
Net change to U.S. statutory capital	392	(148)	244
U.S statutory capital at June 30, 2025	$13,686	$2,560	$16,246
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

On March 27, 2025, the Securities and Exchange Commission voted to end its defense of its climate disclosure rules, originally finalized in March of 2024, which would have required companies to report on their climate-related risks and greenhouse gas emissions in much greater detail than previously required. This development relieves companies of certain additional climate-related disclosure obligations which would have come into effect under the new rules. Additional future impacts could include shifts in regulatory approaches and increased uncertainty for businesses regarding climate-related disclosures. State-level efforts to require additional climate-related disclosure, notably in California, remain ongoing but face legal challenges similar to those faced by the SEC climate rules.
H.R.1, known as the “One Big Beautiful Bill Act” was signed into law on July 4, 2025. This comprehensive budget reconciliation package consolidates a wide array of public policy priorities, reshaping federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration and education. The changes in H.R.1 are not expected to have a material impact on the Company's results of operations.

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

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2025.
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

Repurchases of common stock by the Company during the quarter ended June 30, 2025 are set forth below. During the period from July 1, 2025 to July 25, 2025, the Company repurchased 1.2 million common shares for $146.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2025
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
April 1, 2025 - April 30, 2025	1,305,216	$118.70	1,299,056	$2,595
May 1, 2025 - May 31, 2025	955,783	$129.73	945,215	$2,474
June 1, 2025 - June 30, 2025	997,072	$127.76	995,490	$2,348
Total	3,258,071	$124.71	3,239,761
[1]Includes 18,310 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $124.79 in employee tax withholding obligations related to net share settlements in the three months ended June 30, 2025.
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

Part II - Item 5. Other Information
Item 5.
Other Information
The Rule 10b5-1 trading arrangement adopted by Christopher J. Swift, Chief Executive Officer, on November 4, 2024 became fully exercised and therefore terminated on May 16, 2025.
The Rule 10b5-1 trading arrangement adopted by Adin M. Tooker, President, on August 14, 2024 became fully exercised and therefore terminated on May 15, 2025.
The Rule 10b5-1 trading arrangement adopted by Amy Stepnowski, Executive Vice President, Chief Investment Officer
and President, Hartford Investment Management Company ("HIMCO"), on February 4, 2025 became fully exercised and therefore terminated on May 5, 2025.
Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended June 30, 2025
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford Insurance Group, Inc. ("The Hartford"), as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	July 28, 2025	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)