Form 10-Q
period 2025-09-30
HARTFORD INSURANCE GROUP, INC.
filed 2025-10-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 24, 2025, there were outstanding 278,650,292 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of September 30, 2025, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
October 27, 2025

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2025	2024	2025	2024
	(Unaudited)
Revenues
Earned premiums	$6,093	$5,734	$17,889	$16,758
Fee income	361	347	1,049	1,019
Net investment income	759	659	2,079	1,854
Net realized losses	(12)	(13)	(71)	(44)
Other revenues	31	24	83	69
Total revenues	7,232	6,751	21,029	19,656
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,793	3,823	11,505	11,095
Amortization of deferred policy acquisition costs ("DAC")	639	585	1,871	1,691
Insurance operating costs and other expenses	1,414	1,323	4,103	3,891
Interest expense	50	49	150	149
Amortization of other intangible assets	18	18	53	53
Restructuring and other costs	—	1	—	2
Total benefits, losses and expenses	5,914	5,799	17,682	16,881
Income before income taxes	1,318	952	3,347	2,775
Income tax expense	238	185	642	517
Net income	1,080	767	2,705	2,258
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$1,074	$761	$2,689	$2,242
Net income available to common stockholders per common share
Basic	$3.82	$2.60	$9.48	$7.59
Diluted	$3.77	$2.56	$9.34	$7.47

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
	(Unaudited)
Net income	$1,080	$767	$2,705	$2,258
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	373	1,061	883	811
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	2	2	3	3
Change in net gain (loss) on cash flow hedging instruments	9	3	(25)	12
Change in foreign currency translation adjustments	(2)	6	14	4
Change in liability for future policy benefits adjustments	(7)	(16)	(11)	(6)
Change in pension and other postretirement plan adjustments	6	7	19	20
OCI, net of tax	381	1,063	883	844
Comprehensive income	$1,461	$1,830	$3,588	$3,102
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

(in millions, except for share and per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $46,051 and $44,538, and ACL of $14 and $16)	$45,203	$42,567
Fixed maturities, at fair value using the fair value option ("FVO Securities")	191	308
Equity securities, at fair value	570	603
Mortgage loans (net of ACL of $49 and $44)	6,619	6,396
Limited partnerships and other alternative investments	5,560	5,042
Other investments	206	226
Short-term investments	4,219	4,068
Total investments	62,568	59,210
Cash	150	183
Restricted cash	56	51
Accrued investment income	472	450
Premiums receivable and agents' balances (net of ACL of $138 and $117)	6,555	5,998
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $76 and $75)	7,091	7,140
Deferred policy acquisition costs	1,379	1,239
Deferred income taxes, net	866	1,229
Goodwill	1,911	1,911
Property and equipment, net	925	888
Other intangible assets, net	584	637
Other assets	2,438	1,981
Total assets	$84,995	$80,917
Liabilities
Unpaid losses and loss adjustment expenses	$45,820	$44,610
Reserve for future policy benefits	456	448
Other policyholder funds and benefits payable	614	614
Unearned premiums	10,373	9,408
Long-term debt	4,370	4,366
Other liabilities	4,912	5,024
Total liabilities	66,545	64,470
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2025 and December 31, 2024, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at September 30, 2025 and December 31, 2024	3	3
Additional paid-in capital	533	578
Retained earnings	23,779	21,531
Treasury stock, at cost 47,325,787 and 39,404,003 shares	(4,196)	(3,113)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,003)	(2,886)
Total stockholders’ equity	18,450	16,447
Total liabilities and stockholders’ equity	$84,995	$80,917
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for share and per share data)	2025	2024	2025	2024
	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	527	558	578	648
Issuance of shares under incentive and stock compensation plans and other	(12)	(18)	(161)	(194)
Stock-based compensation plans expense	18	24	116	110
Additional Paid-in Capital, end of period	533	564	533	564
Retained Earnings
Retained Earnings, beginning of period	22,850	20,209	21,531	19,007
Net income	1,080	767	2,705	2,258
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(145)	(136)	(441)	(415)
Retained Earnings, end of period	23,779	20,834	23,779	20,834
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(3,812)	(2,356)	(3,113)	(1,816)
Treasury stock acquired	(404)	(404)	(1,212)	(1,111)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	22	41	200	288
Net shares acquired related to employee incentive and stock compensation plans	(2)	(3)	(71)	(83)
Treasury Stock, at cost, end of period	(4,196)	(2,722)	(4,196)	(2,722)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,384)	(3,068)	(2,886)	(2,849)
Total other comprehensive income (loss)	381	1,063	883	844
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,003)	(2,005)	(2,003)	(2,005)
Total Stockholders’ Equity	$18,450	$17,008	$18,450	$17,008

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	282,275	293,989	287,556	298,472
Treasury stock acquired	(3,139)	(3,660)	(9,894)	(11,007)
Issuance of shares under incentive and stock compensation plans and other	512	512	2,596	4,216
Return of shares under incentive and stock compensation plans to treasury stock	(14)	(24)	(624)	(864)
Common Shares Outstanding, at end of period	279,634	290,817	279,634	290,817
Cash dividends declared per common share	$0.520	$0.470	$1.560	$1.410
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating Activities	(Unaudited)
Net income	$2,705	$2,258
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	71	44
Amortization of deferred policy acquisition costs	1,871	1,691
Additions to deferred policy acquisition costs	(2,011)	(1,848)
Depreciation and amortization	261	272
Other operating activities, net	151	237
Change in assets and liabilities:
Decrease in reinsurance recoverables	45	36
Net change in accrued and deferred income taxes	(24)	(179)
Increase in insurance liabilities	2,159	2,528
Net change in premiums receivable and agents' balances	(634)	(594)
Net change in other assets and other liabilities	(480)	(410)
Net cash provided by operating activities	4,114	4,035
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	7,617	7,985
Fixed maturities, at fair value using the fair value option	109	50
Equity securities, at fair value	184	308
Mortgage loans	1,055	444
Limited partnership and other alternative investments	167	136
Payments for the purchase of:
Fixed maturities, AFS	(9,276)	(9,962)
Fixed maturities, at fair value using the fair value option	(16)	—
Equity securities, at fair value	(92)	(11)
Mortgage loans	(1,268)	(758)
Limited partnership and other alternative investments	(698)	(475)
Net proceeds from (payments for) derivatives	(11)	48
Net additions of property and equipment	(123)	(171)
Net proceeds from (payments for) short-term investments	(45)	20
Other investing activities, net	(62)	(26)
Net cash used for investing activities	(2,459)	(2,412)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	93	86
Withdrawals and other deductions from investment and universal life-type contracts	(89)	(96)
Net issuance (return) of shares under incentive and stock compensation plans, including related excise tax benefit	(22)	16
Treasury stock acquired, including related excise tax paid	(1,215)	(1,100)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(446)	(419)
Net cash used for financing activities	(1,695)	(1,529)
Foreign exchange rate effect on cash	12	(2)
Net increase (decrease) in cash and restricted cash	(28)	92
Cash and restricted cash – beginning of period	234	189
Cash and restricted cash– end of period	$206	$281
Supplemental Disclosure of Cash Flow Information
Income tax paid	$627	$663
Interest paid	$164	$168
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
Future Adoption of New Accounting Standards
Internally Developed Software Costs
The Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for internally developed software costs. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. The Company has not yet determined the transition method, timing for adoption, or estimated the effect on the Company’s financial statements.

Table of Contents	Note 2 - Earnings Per Common Share
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2025	2024	2025	2024
Earnings
Net income	$1,080	$767	$2,705	$2,258
Less: Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$1,074	$761	$2,689	$2,242
Shares
Weighted average common shares outstanding, basic	280.9	292.6	283.7	295.4
Dilutive effect of stock-based awards under compensation plans	4.1	4.9	4.1	4.6
Weighted average common shares outstanding and dilutive potential common shares	285.0	297.5	287.8	300.0
Net income available to common stockholders per common share
Basic	$3.82	$2.60	$9.48	$7.59
Diluted	$3.77	$2.56	$9.34	$7.47
3. Segment Information
The Company currently conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty ("P&C") Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Segment Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Business Insurance
Workers’ compensation	$938	$933	$2,773	$2,776
General liability	633	575	1,826	1,641
Marine	72	71	209	205
Package business	683	593	1,961	1,714
Commercial property	372	325	1,066	921
Professional liability	224	209	638	612
Bond	88	82	256	240
Assumed reinsurance	218	194	660	555
Commercial automobile	323	278	932	787
Business Insurance earned premium and fee income	3,551	3,260	10,321	9,451
Net investment income	519	442	1,405	1,235
Net realized losses	(26)	(32)	(70)	(70)
Other revenue [1]	—	1	2	1
Total Business Insurance	4,044	3,671	11,658	10,617
Personal Insurance
Personal automobile	639	621	1,897	1,791
Homeowners	319	272	907	780
Personal Insurance earned premium and fee income [2]	958	893	2,804	2,571
Net investment income	67	58	182	158
Net realized losses	(4)	(2)	(10)	(9)
Other revenue	25	22	69	66
Total Personal Insurance	1,046	971	3,045	2,786
P&C Other Operations
Net investment income	19	18	56	55
Net realized losses	—	—	(2)	(3)
Total P&C Other Operations	19	18	54	52
Employee Benefits
Group disability	890	889	2,689	2,674
Group life	648	659	1,942	1,967
Other	120	107	358	318
Employee Benefits premium and other considerations	1,658	1,655	4,989	4,959
Net investment income	136	119	380	345
Net realized losses	(8)	—	(28)	(8)
Total Employee Benefits	1,786	1,774	5,341	5,296
Hartford Funds
Mutual fund and ETF	259	244	740	710
Third-party life and annuity separate accounts [3]	18	19	53	56
Hartford Funds fee income	277	263	793	766
Net investment income	4	5	14	14
Net realized gains	5	7	14	15
Total Hartford Funds	286	275	821	795
Total segment revenues	$7,181	$6,709	$20,919	$19,546
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For the three months ended September 30, 2025 and 2024, AARP members accounted for earned premiums of $855 and $817, respectively. For the nine months ended September 30, 2025 and 2024, AARP members accounted for earned premiums of $2.52 billion and $2.36 billion, respectively. Represents revenues earned for investment advisory services on third party life and annuity separate account assets under management ("AUM") by the Company's Hartford Funds segment.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Significant Segment Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$2,051	$1,862	$5,894	$5,337
Current accident year catastrophe losses and LAE	39	155	433	419
Prior accident year development of losses and LAE	(60)	(36)	(289)	(173)
Amortization of DAC	559	512	1,636	1,477
Insurance operating costs	546	497	1,565	1,468
Amortization of other intangible assets	7	7	21	21
Dividends to policyholders	12	10	33	29
Total Business Insurance	3,154	3,007	9,293	8,578
Personal Insurance
Current accident year losses and LAE before catastrophes	610	602	1,758	1,774
Current accident year catastrophe losses and LAE	31	92	316	269
Prior accident year development of losses and LAE	(43)	(14)	(123)	(55)
Amortization of DAC	72	65	210	188
Insurance operating costs	180	169	534	491
Amortization of other intangible assets	1	1	2	2
Total Personal Insurance	851	915	2,697	2,669
P&C Other Operations
Prior accident year development of losses and LAE	—	—	—	7
Insurance operating costs	2	3	6	7
Total P&C Other Operations	2	3	6	14
Employee Benefits
Group disability losses	628	604	1,866	1,829
Group life losses	481	510	1,478	1,540
Group losses - other	54	47	168	143
Amortization of DAC	8	8	25	26
Insurance operating costs and other expenses	425	401	1,238	1,185
Amortization of other intangible assets	10	10	30	30
Total Employee Benefits	1,606	1,580	4,805	4,753
Hartford Funds
Sub-advisory expense	79	73	224	213
Employee compensation and benefits	33	31	103	98
Distribution and service	75	75	218	222
General, administrative and other	27	29	81	81
Total Hartford Funds	214	208	626	614
Total significant segment expenses	$5,827	$5,713	$17,427	$16,628

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended September 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,551	$958	$—	$1,658	$277	$6,444	$10	$6,454
Net investment income	519	67	19	136	4	745	14	759
Net realized gains (losses)	(26)	(4)	—	(8)	5	(33)	21	(12)
Other revenue [1]	—	25	—	—	—	25	6	31
Total Revenues	4,044	1,046	19	1,786	286	7,181	51	7,232
Significant segment expenses	3,154	851	2	1,606	214	5,827		5,827
Other segment expenses [2]	—	21	1	—	—	22		22
Corporate expenses							65	65
Income tax expense (benefit)	180	35	4	36	15	270	(32)	238
Net income (loss)	$710	$139	$12	$144	$57	$1,062	$18	$1,080

Other segment disclosures:
Amortization of DAC	$559	$72	$—	$8	$—	$639	$—	$639
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18

Segment/Category Summary For the Nine Months Ended September 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$10,321	$2,804	$—	$4,989	$793	$18,907	$31	$18,938
Net investment income	1,405	182	56	380	14	2,037	42	2,079
Net realized gains (losses)	(70)	(10)	(2)	(28)	14	(96)	25	(71)
Other revenue [1]	2	69	—	—	—	71	12	83
Total Revenues	11,658	3,045	54	5,341	821	20,919	110	21,029
Significant segment expenses	9,293	2,697	6	4,805	626	17,427		17,427
Other segment expenses [2]	4	55	1	—	—	60		60
Corporate expenses							195	195
Income tax expense (benefit)	478	58	9	109	41	695	(53)	642
Net income (loss)	$1,883	$235	$38	$427	$154	$2,737	$(32)	$2,705

Other segment disclosures:
Amortization of DAC	$1,636	$210	$—	$25	$—	$1,871	$—	$1,871
Amortization of other intangibles	$21	$2	$—	$30	$—	$53	$—	$53

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended September 30, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,260	$893	$—	$1,655	$263	$6,071	$10	$6,081
Net investment income	442	58	18	119	5	642	17	659
Net realized gains (losses)	(32)	(2)	—	—	7	(27)	14	(13)
Other revenue [1]	1	22	—	—	—	23	1	24
Total Revenues	3,671	971	18	1,774	275	6,709	42	6,751
Significant segment expenses	3,007	915	3	1,580	208	5,713		5,713
Other segment expenses [2]	2	17	4	—	—	23		23
Corporate expenses							63	63
Income tax expense (benefit)	134	8	1	38	13	194	(9)	185
Net income (loss)	$528	$31	$10	$156	$54	$779	$(12)	$767

Other segment disclosures:
Amortization of DAC	$512	$65	$—	$8	$—	$585	$—	$585
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18

Segment/Category Summary For the Nine Months Ended September 30, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$9,451	$2,571	$—	$4,959	$766	$17,747	$30	$17,777
Net investment income	1,235	158	55	345	14	1,807	47	1,854
Net realized gains (losses)	(70)	(9)	(3)	(8)	15	(75)	31	(44)
Other revenue [1]	1	66	—	—	—	67	2	69
Total Revenues	10,617	2,786	52	5,296	795	19,546	110	19,656
Significant segment expenses	8,578	2,669	14	4,753	614	16,628		16,628
Other segment expenses [2]	5	51	4	—	—	60		60
Corporate expenses							193	193
Income tax expense (benefit)	393	12	5	108	38	556	(39)	517
Net income (loss)	$1,641	$54	$29	$435	$143	$2,302	$(44)	$2,258

Other segment disclosures:
Amortization of DAC	$1,477	$188	$—	$26	$—	$1,691	$—	$1,691
Amortization of other intangibles	$21	$2	$—	$30	$—	$53	$—	$53
[1]Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]Other segment expenses primarily consists of integration costs associated with the 2019 acquisition of Navigators Group for Business Insurance and servicing expenses for Personal Insurance

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	September 30, 2025	December 31, 2024
Business Insurance	$56,873	$53,296
Personal Insurance	6,550	6,034
Property & Casualty Other Operations	4,165	4,312
Employee Benefits	13,404	13,502
Hartford Funds	785	761
Total Reportable Segments	81,777	77,905
Corporate	3,218	3,012
Total assets	$84,995	$80,917
Non-Insurance Revenue from Contracts with Customers

		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2025	2024	2025	2024
Business Insurance
Installment billing fees	Fee income	$11	$11	$33	$33
Personal Insurance
Installment billing fees	Fee income	8	8	24	24
Insurance servicing revenues	Other revenues	25	22	69	66
Employee Benefits
Administrative services	Fee income	55	55	168	166
Hartford Funds
Advisory, servicing and distribution fees	Fee income	277	263	793	766
Corporate
Investment management and other fees	Fee income	10	10	31	30
Total non-insurance revenues with customers		$386	$369	$1,118	$1,085
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,506	$—	$4,423	$83
Collateralized loan obligations ("CLOs")	3,379	—	3,215	164
Commercial mortgage-backed securities ("CMBS")	2,498	—	2,365	133
Corporate	23,079	—	20,244	2,835
Foreign government/government agencies	409	—	409	—
Municipal	4,481	—	4,481	—
Residential mortgage-backed securities ("RMBS")	5,778	—	5,755	23
U.S. Treasuries	1,073	—	1,073	—
Total fixed maturities, AFS	45,203	—	41,965	3,238
FVO securities	191	—	—	191
Equity securities, at fair value [1]	570	418	46	106
Derivative assets
Credit derivatives	28	—	28	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	1	—	1	—
Total derivative assets [2]	30	—	30	—
Short-term investments	4,219	835	3,177	207
Total assets accounted for at fair value on a recurring basis	$50,213	$1,253	$45,218	$3,742
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(28)	$—	$(28)	$—
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	(2)	—	(2)	—
Total derivative liabilities [3]	(32)	—	(32)	—
Total liabilities accounted for at fair value on a recurring basis	$(32)	$—	$(32)	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,937	$—	$3,915	$22
CLOs	3,250	—	3,134	116
CMBS	2,736	—	2,569	167
Corporate	20,636	—	18,355	2,281
Foreign government/government agencies	480	—	480	—
Municipal	5,304	—	5,304	—
RMBS	5,230	—	5,206	24
U.S. Treasuries	994	57	937	—
Total fixed maturities, AFS	42,567	57	39,900	2,610
FVO securities	308	—	111	197
Equity securities, at fair value [1]	603	372	144	87
Derivative assets
Credit derivatives	30	—	30	—
Equity derivatives	4	—	4	—
Foreign exchange derivatives	23	—	23	—
Total derivative assets [2]	57	—	57	—
Short-term investments	4,068	1,271	2,699	98
Total assets accounted for at fair value on a recurring basis	$47,603	$1,700	$42,911	$2,992
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Foreign exchange derivatives	18	—	18	—
Total derivative liabilities [3]	(12)	—	(12)	—
Total liabilities accounted for at fair value on a recurring basis	$(12)	$—	$(12)	$—
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
The Company has overseas deposits included in other investments of $80 and $61 as of September 30, 2025 and December 31, 2024, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2025
ABS	$83	Discounted cash flows	Spread	476 bps	739 bps	492 bps	Decrease
CLOs	$164	Discounted cash flows	Spread	274 bps	1,013 bps	634 bps	Decrease
CMBS [3]	$132	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	269 bps	1,757 bps	509 bps	Decrease
Corporate [4]	$2,721	Discounted cash flows	Spread	87 bps	769 bps	258 bps	Decrease
RMBS	$23	Discounted cash flows	Spread [6]	50 bps	564 bps	181 bps	Decrease
			Constant prepayment rate [6]	2%	5%	4%	Decrease [5]
			Constant default rate [6]	—%	5%	2%	Decrease
			Loss severity [6]	35%	80%	49%	Decrease
Short-term investments	$207	Discounted cash flows	Spread	164 bps	175 bps	171 bps	Decrease

As of December 31, 2024
CMBS [3]	$166	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,221 bps	418 bps	Decrease
Corporate [4]	$2,166	Discounted cash flows	Spread	81 bps	794 bps	286 bps	Decrease
RMBS [3]	$19	Discounted cash flows	Spread [6]	100 bps	372 bps	181 bps	Decrease
			Constant prepayment rate [6]	1%	6%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	41%	Decrease
Short-term investments	$98	Discounted cash flows	Spread	266 bps	266 bps	266 bps	Decrease
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
As of September 30, 2025 and December 31, 2024, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of September 30, 2025, no significant adjustments were made by the Company to broker prices received.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2025
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2025
Assets
Fixed maturities, AFS
ABS	$92	$—	$—	$13	$(12)	$—	$—	$(10)	$83
CLOs	70	—	—	119	(10)	—	—	(15)	164
CMBS	137	—	2	—	(8)	—	2	—	133
Corporate	2,734	—	2	448	(325)	(12)	—	(12)	2,835
RMBS	12	—	—	13	(2)	—	—	—	23
Total fixed maturities, AFS	3,045	—	4	593	(357)	(12)	2	(37)	3,238
FVO securities	181	7	—	7	(4)	—	—	—	191
Equity securities, at fair value	93	—	—	29	(16)	—	—	—	106
Short-term investments	116	—	—	201	(110)	—	—	—	207
Total Assets	$3,435	$7	$4	$830	$(487)	$(12)	$2	$(37)	$3,742

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2025
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2025
Assets
Fixed maturities, AFS
ABS	$22	$—	$1	$86	$(16)	$—	$—	$(10)	$83
CLOs	116	—	—	347	(29)	—	—	(270)	164
CMBS	167	(1)	6	—	(21)	(10)	45	(53)	133
Corporate	2,281	3	64	1,072	(523)	(88)	38	(12)	2,835
RMBS	24	—	—	37	(9)	—	—	(29)	23
Total fixed maturities, AFS	2,610	2	71	1,542	(598)	(98)	83	(374)	3,238
FVO securities	197	(10)	—	15	(11)	—	—	—	191
Equity securities, at fair value	87	(1)	—	39	(19)	—	—	—	106
Short-term investments	98	—	—	268	(159)	—	—	—	207
Total Assets	$2,992	$(9)	$71	$1,864	$(787)	$(98)	$83	$(374)	$3,742

Table of Contents	Note 4 - Fair Value Measurements
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

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$—	$—	$—	$1	$—
CMBS	—	—	2	1	—	—	5	10
Corporate	—	—	2	58	3	—	60	26
Total fixed maturities, AFS	—	—	4	59	3	—	66	36
FVO securities	7	(5)	—	—	(10)	(4)	—	—
Equity securities, at fair value	—	3	—	—	—	3	—	—
Total Assets	$7	$(2)	$4	$59	$(7)	$(1)	$66	$36
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
As of September 30, 2025 and December 31, 2024, the fair value of assets using the fair value option was $191 and $308, respectively, of which $191 and $197, respectively, were residual interests of securitizations.
For the three and nine months ended September 30, 2025, net realized gains (losses) related to the change in fair value of assets using the fair value option were $7 and $(10), respectively. For the three and nine months ended September 30, 2024, net realized losses related to the change in fair value of assets using the fair value option were $5 and $2, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2025			December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,619	$6,362	Level 3	$6,396	$5,901
Liabilities
Other policyholder funds and benefits payable	Level 3	$614	$615	Level 3	$614	$614
Senior notes [2]	Level 2	$3,871	$3,536	Level 2	$3,867	$3,406
Junior subordinated debentures [2]	Level 2	$499	$470	Level 2	$499	$460
[1]As of September 30, 2025 and December 31, 2024, the carrying amount of mortgage loans is net of ACL of $49 and $44, respectively.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.
5. Investments

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2025	2024	2025	2024
Gross gains on sales of fixed maturities	$17	$12	$49	$23
Gross losses on sales of fixed maturities	(38)	(62)	(108)	(148)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	7	1	12	(14)
Change in net unrealized gains (losses) of equity securities	20	26	40	90
Net realized and unrealized gains (losses) on equity securities	27	27	52	76
Net credit losses on fixed maturities, AFS	—	—	2	(2)
Change in ACL on mortgage loans	(6)	—	(6)	3
Other, net [2]	(12)	10	(60)	4
Net realized losses	$(12)	$(13)	$(71)	$(44)
[1]The change in net unrealized gains on equity securities still held as of September 30, 2025, and included in net realized gains were $28 and $45 for the three and nine months ended September 30, 2025, respectively. The change in net unrealized gains (losses) on equity securities still held as of September 30, 2024, and included in net realized gains (losses) were $27 and $71 for the three and nine months ended September 30, 2024, respectively.
[2]For the three and nine months ended September 30, 2025, includes gains (losses) from transactional foreign currency revaluation of $7 and $(11), respectively, and losses on non-qualifying derivatives of $(5) and $(16), respectively. For the three and nine months ended September 30, 2024, includes losses from transactional foreign currency revaluation of $(11) and $(5), respectively, and gains on non-qualifying derivatives of $23 and $15, respectively.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Proceeds from the sales of fixed maturities, AFS totaled $1.6 billion and $4.3 billion for the three and nine months ended September 30, 2025, respectively, and $1.5 billion and $4.2 billion for the three and nine months ended September 30, 2024. Non-cash investing activities for both the three and nine months ended September 30, 2025, included $17 related to the exchange of equity securities for limited partnerships and other alternative investments. Non-cash investing activities for both the three and nine months ended September 30, 2024, included $18 related to the exchange of short-term investments for equity securities.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2025 and December 31, 2024, the Company reported accrued investment income related to fixed maturities, AFS of $438 and $412, respectively, and accrued investment income related to mortgage loans of $24 and $22, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,
	2025		2024
(Before tax)	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$14	$14	$6	$13	$19
Reduction due to sales	—	—	(3)	—	(3)
Balance as of end of period	$14	$14	$3	$13	$16

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

ACL on Fixed Maturities, AFS by Type
	Nine Months Ended September 30,
	2025			2024
(Before tax)	Corporate	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$3	$13	$16	$9	$12	$21
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	—	1	1
Reduction due to sales	—	—	—	(3)	—	(3)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	(3)	1	(2)	1	—	1
Write-offs charged against the allowance	—	—	—	(4)	—	(4)
Balance as of end of period	$—	$14	$14	$3	$13	$16
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2025					December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,470	$—	$53	$(17)	$4,506	$3,948	$—	$28	$(39)	$3,937
CLOs	3,368	—	11	—	3,379	3,237	—	13	—	3,250
CMBS	2,652	(14)	25	(165)	2,498	2,976	(13)	21	(248)	2,736
Corporate	23,276	—	389	(586)	23,079	21,555	(3)	117	(1,033)	20,636
Foreign govt./govt. agencies	403	—	9	(3)	409	500	—	3	(23)	480
Municipal	4,690	—	82	(291)	4,481	5,574	—	77	(347)	5,304
RMBS	6,000	—	43	(265)	5,778	5,610	—	13	(393)	5,230
U.S. Treasuries	1,192	—	6	(125)	1,073	1,138	—	—	(144)	994
Total fixed maturities, AFS	$46,051	$(14)	$618	$(1,452)	$45,203	$44,538	$(16)	$272	$(2,227)	$42,567

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,337	$1,338	$1,308	$1,298
Over one year through five years	9,827	9,865	9,564	9,414
Over five years through ten years	8,605	8,606	7,687	7,334
Over ten years	9,792	9,233	10,208	9,368
Subtotal	29,561	29,042	28,767	27,414
Mortgage-backed and asset-backed securities	16,490	16,161	15,771	15,153
Total fixed maturities, AFS	$46,051	$45,203	$44,538	$42,567
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2025 or December 31, 2024 other than U.S. government securities and certain U.S. government agencies.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$316	$(2)	$259	$(15)	$575	$(17)
CLOs	235	—	—	—	235	—
CMBS	114	(4)	1,998	(161)	2,112	(165)
Corporate	1,640	(23)	7,019	(563)	8,659	(586)
Foreign govt./govt. agencies	46	—	83	(3)	129	(3)
Municipal	553	(13)	2,283	(278)	2,836	(291)
RMBS	534	(5)	2,509	(260)	3,043	(265)
U.S. Treasuries	221	(5)	571	(120)	792	(125)
Total fixed maturities, AFS in an unrealized loss position	$3,659	$(52)	$14,722	$(1,400)	$18,381	$(1,452)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,088	$(14)	$407	$(25)	$1,495	$(39)
CLOs	78	—	—	—	78	—
CMBS	228	(4)	2,299	(244)	2,527	(248)
Corporate	5,883	(138)	8,212	(895)	14,095	(1,033)
Foreign govt./govt. agencies	165	(5)	178	(18)	343	(23)
Municipal	1,263	(27)	2,712	(320)	3,975	(347)
RMBS	1,297	(29)	2,672	(364)	3,969	(393)
U.S. Treasuries	406	(26)	461	(118)	867	(144)
Total fixed maturities, AFS in an unrealized loss position	$10,408	$(243)	$16,941	$(1,984)	$27,349	$(2,227)
As of September 30, 2025, fixed maturities, AFS in an unrealized loss position consisted of 2,780 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of September 30, 2025, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the nine months ended September 30, 2025, was primarily attributable to lower interest rates and tighter credit spreads.
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
There were no mortgage loans held-for-sale as of September 30, 2025 or December 31, 2024. For the three and nine months ended September 30, 2025, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties. For the three and nine months ended September 30, 2024, one office property mortgage loan with an amortized cost of $9 was granted a term extension of three years at the original rate which is a below-market rate with a borrower experiencing financial difficulties. The modified loan represented less than 1% of the portfolio and is current and performing in conjunction with the modified terms.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ACL as of beginning of period	$43	$48	$44	$51
Current period provision (release)	6	—	6	(3)
Current period gross write-offs	—	(4)	(1)	(4)
ACL as of September 30,	$49	$44	$49	$44
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of September 30, 2025, while the weighted-average LTV ratio at origination of these loans was 58%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$—	—x	$—	—x	$15	0.80x	$37	0.98x	$165	1.49x	$247	1.42x
65% - 80%	56	1.53x	76	0.86x	23	0.83x	90	1.72x	484	2.50x	335	1.90x	1,064	2.04x
Less than 65%	576	1.75x	505	1.58x	487	1.38x	742	2.82x	1,043	2.99x	2,004	2.80x	5,357	2.48x
Total mortgage loans	$662	1.74x	$581	1.49x	$510	1.36x	$847	2.67x	$1,564	2.79x	$2,504	2.60x	$6,668	2.37x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.63x	$—	—x	$16	1.05x	$37	1.03x	$—	—x	$110	1.68x	$188	1.34x
65% - 80%	89	1.42x	7	1.35x	204	1.89x	421	2.55x	100	3.60x	439	2.01x	1,260	2.26x
Less than 65%	357	1.62x	489	1.39x	696	2.85x	1,108	2.93x	518	2.67x	1,824	2.71x	4,992	2.57x
Total mortgage loans	$471	1.52x	$496	1.39x	$916	2.61x	$1,566	2.79x	$618	2.82x	$2,373	2.53x	$6,440	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $44.

Mortgage Loans by Region
	September 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$384	5.8%	$362	5.6%
Middle Atlantic	276	4.1%	259	4.0%
Mountain	841	12.6%	764	11.9%
New England	352	5.3%	356	5.5%
Pacific	1,372	20.6%	1,400	21.8%
South Atlantic	1,940	29.1%	1,821	28.3%
West North Central	145	2.2%	97	1.5%
West South Central	690	10.3%	588	9.1%
Other [1]	668	10.0%	793	12.3%
Total mortgage loans	6,668	100.0%	6,440	100.0%
ACL	(49)		(44)
Total mortgage loans, net of ACL	$6,619		$6,396
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$3,044	45.7%	$2,737	42.5%
Multifamily	2,175	32.6%	2,161	33.5%
Office	402	6.0%	507	7.9%
Retail [1]	968	14.5%	957	14.9%
Single Family	79	1.2%	78	1.2%
Total mortgage loans	6,668	100.0%	6,440	100.0%
ACL	(49)		(44)
Total mortgage loans, net of ACL	$6,619		$6,396
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2025 and December 31, 2024, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2025, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.3 billion, of which $4.8 billion was serviced on behalf of third parties and $5.5 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company serviced mortgage loans with a total outstanding principal balance of $10.0 billion, of which $4.8 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2025 and December 31, 2024, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be variable interest entities ("VIEs") primarily as an investor through normal investment activities or, at times, as an investment manager.
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
Consolidated VIEs
As of September 30, 2025 and December 31, 2024, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2025 and December 31, 2024 was limited to the total carrying value of $3.8 billion and $3.2 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the Company has outstanding commitments totaling $2.0 billion for both periods, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company recognized amortization of $4 and $12, respectively, and related tax benefits of $6 and $19, respectively. For the three and nine months ended September 30, 2024, the Company recognized amortization of $1 and $3, respectively, and related tax benefits of $3 and $8, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $97 and $51 as of September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company has outstanding commitments related to affordable housing projects of $209 and $267, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2025 and December 31, 2024, the Company reported $51 and $0, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase securities.
Collateral Transactions
As of both September 30, 2025 and December 31, 2024, the Company pledged collateral of $1, of U.S. government securities or cash primarily related to certain bank loan participations committed through a limited partnership agreement.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,539	$2,362
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,121	1,056
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	45	25
Other investments	80	61
Total Other Restricted Investments	$3,785	$3,504
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2025 and December 31, 2024, the notional amount of interest rate swaps in offsetting relationships was $333 and $344, respectively.

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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2025	Dec. 31, 2024	Sep 30, 2025	Dec. 31, 2024	Sep 30, 2025	Dec. 31, 2024	Sep 30, 2025	Dec. 31, 2024
Cash flow hedges
Interest rate swaps	$3,275	$4,225	$1	$—	$1	$—	$—	$—
Foreign currency swaps	588	646	(1)	41	30	52	(31)	(11)
Total cash flow hedges	3,863	4,871	—	41	31	52	(31)	(11)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	333	344	(2)	—	—	1	(2)	(1)
Foreign exchange contracts
Foreign currency swaps	588	647	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	985	986	—	—	29	31	(29)	(31)
Equity contracts
Equity index options	—	233	—	4	—	4	—	—
Total non-qualifying strategies	1,906	2,210	(2)	4	29	36	(31)	(32)
Total cash flow hedges and non-qualifying strategies	$5,769	$7,081	$(2)	$45	$60	$88	$(62)	$(43)
Balance Sheet Location
Fixed maturities, AFS	$588	$647	$—	$—	$—	$—	$—	$—
Other investments	3,540	3,011	30	57	30	66	—	(9)
Other liabilities	1,641	3,423	(32)	(12)	30	22	(62)	(34)
Total derivatives	$5,769	$7,081	$(2)	$45	$60	$88	$(62)	$(43)

Table of Contents	Note 6 - Derivatives
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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2025
Other investments	$60	$58	$30	$(28)	$—	$2
Other liabilities	$(62)	$(40)	$(32)	$10	$(20)	$(2)

As of December 31, 2024
Other investments	$88	$86	$57	$(55)	$—	$2
Other liabilities	$(43)	$(42)	$(12)	$11	$(1)	$—
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

Gains (Losses) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$—	$25	$13	$4
Foreign currency swaps	14	(23)	(35)	9
Total	$14	$2	$(22)	$13

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Gains (Losses) Reclassified from AOCI into Income
	Three months ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(3)	$3	$(9)	$4	$(7)	$9	$(24)	$13
Foreign currency swaps	3	—	3	—	8	—	9	—
Total	$—	$3	$(6)	$4	$1	$9	$(15)	$13

Total amounts presented on the Condensed Consolidated Statement of Operations	$759	$50	$659	$49	$2,079	$150	$1,854	$149
As of September 30, 2025, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $26. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and nine months ended September 30, 2025 and 2024, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate contracts
Interest rate swaps and futures	$—	$12	$(2)	$9
Equity contracts
Equity index options	(5)	11	(14)	6
Total [1]	$(5)	$23	$(16)	$15
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	28	3 years	Corporate Credit	BB-	392	(28)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC+	1	1
Total [5]	$493	$28				$493	$(28)
As of December 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	4 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	30	3 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$29				$493	$(29)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2025 and December 31, 2024, the Company has pledged cash collateral associated with derivative instruments of $29 and $31, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2025 and December 31, 2024, the Company pledged securities collateral associated with derivative instruments with a fair value of $21 and $1, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2025 and December 31, 2024, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $7 and $10, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $89 and $103, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2025 and December 31, 2024, the Company accepted cash collateral associated with derivative instruments of $49 and $78, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. Also, as of September 30, 2025 and December 31, 2024, the Company did not hold securities collateral.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of September 30, 2025	As of December 31, 2024
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,202	$5,624
Receivables for loss sensitive business, by credit quality:
AA	93	97
A	58	57
BBB	200	193
BB	92	94
Below BB	48	50
Total receivables for loss sensitive business	491	491

Total Premiums Receivable and Agents' Balances, Gross	6,693	6,115
ACL	(138)	(117)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,555	$5,998
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2025			September 30, 2024
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$113	$22	$135	$95	$21	$116
Current period provision	23	1	24	16	1	17
Current period write-offs	(22)	—	(22)	(17)	(1)	(18)
Current period recoveries	1	—	1	2	—	2
Ending ACL	$115	$23	$138	$96	$21	$117

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2025			September 30, 2024
	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Receivables for Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$97	$20	$117	$89	$20	$109
Current period provision	70	3	73	46	2	48
Current period write-offs	(57)	—	(57)	(44)	(1)	(45)
Current period recoveries	5	—	5	5	—	5
Ending ACL	$115	$23	$138	$96	$21	$117
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

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2025				As of December 31, 2024
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,188	$—	$—	$2,188	$2,271	$—	$—	$2,271
A+	2,271	280	221	2,772	2,169	281	224	2,674
A	751	1	—	752	829	1	—	830
A-	612	3	—	615	622	4	—	626
B++	2	—	2	4	2	—	2	4
Below B++	22	—	—	22	22	—	—	22
Total Rated by A.M. Best	5,846	284	223	6,353	5,915	286	226	6,427
Mandatory (Assigned) and Voluntary Risk Pools	187	—	—	187	205	—	—	205
Captives	420	—	—	420	402	—	—	402
Other not rated companies	201	6	—	207	176	5	—	181
Gross Reinsurance Recoverables	6,654	290	223	7,167	6,698	291	226	7,215
Allowance for uncollectible reinsurance	(73)	(1)	(2)	(76)	(72)	(1)	(2)	(75)
Net Reinsurance Recoverables	$6,581	$289	$221	$7,091	$6,626	$290	$224	$7,140
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

Allowance for Uncollectible Reinsurance for the Three and Nine Months Ended
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
P&C beginning allowance for uncollectible reinsurance	$72	$99	$72	$100
Beginning allowance for disputed amounts	51	54	48	57
P&C beginning ACL	21	45	24	43
Current period provision (release)	1	1	(2)	3
Current period gross write-offs	—	(1)	—	(1)
P&C ending ACL	22	45	22	45
Ending allowance for disputed amounts	51	54	51	54
P&C ending allowance for uncollectible reinsurance	73	99	73	99
Employee Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$76	$102	$76	$102

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$36,404	$34,044
Reinsurance and other recoverables	6,753	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	29,651	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year	8,401	7,799
Prior accident year development [1]	(412)	(221)
Total provision for unpaid losses and loss adjustment expenses	7,989	7,578
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	64	87
Payments
Current accident year	(2,038)	(1,852)
Prior accident years	(4,586)	(4,078)
Total payments	(6,624)	(5,930)
Foreign currency adjustment	32	(9)
Ending liabilities for unpaid losses and loss adjustment expenses, net	31,112	29,092
Reinsurance and other recoverables	6,627	6,603
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$37,739	$35,695
[1] Prior accident year development for the nine months ended September 30, 2025 and 2024 included a $64 and $87 benefit for amortization of a deferred gain under retroactive reinsurance accounting, respectively, related to the Navigators Adverse Development Cover (the "Navigator's ADC"). For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2025	2024
Workers’ compensation	$(188)	$(188)
Workers’ compensation discount accretion	34	34
General liability	—	81
Marine	—	(1)
Package business	—	(6)
Commercial property	(28)	(7)
Professional liability	(11)	(7)
Bond	(22)	(22)
Assumed reinsurance	—	24
Commercial automobile liability	—	26
Personal automobile liability	(55)	(13)
Homeowners	(36)	(15)
Net asbestos and environmental ("A&E") reserves	—	—
Catastrophes	(39)	(38)
Uncollectible reinsurance	6	—
Other reserve re-estimates, net	(9)	(2)
Prior accident year development before change in deferred gain	(348)	(134)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(64)	(87)
Total prior accident year development	$(412)	$(221)
[1]The $64 and $87 change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2025 and 2024, respectively, is related to amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreement, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2025
Workers’ compensation reserves were decreased within the 2016 to 2021 accident years primarily in small business, driven by lower than previously estimated claim severity.
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
Automobile liability reserves - Business Insurance increased primarily due to adverse loss development within accident years 2022 and 2023 driven by higher severity than estimated.
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
Other reserve re-estimates, net, included a decrease in reserves due to lower severity than expected on Personal Insurance automobile physical damage for accident year 2023, offset by an increase in reserves related to unfavorable development from participation in involuntary market pools.
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the Boy Scouts of America ("BSA"), the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties appealed the district court’s ruling. As to issues material to The Hartford’s settlement, the Third Circuit has dismissed those appeals as moot. On October 14, 2025, certain objecting parties petitioned the U.S. Supreme
Court for review. If the U.S. Supreme Court agrees to hear the case, the court approvals for the BSA’s plan of reorganization could be open to challenge, and it is possible that adverse outcomes, if any, could have a material adverse effect on the Company’s operating results.
Change in Deferred Gain on Retroactive Reinsurance
The Company has in place an ADC reinsurance agreement that covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300, for which the Company had previously ceded the available limit. The Company has collected recoveries from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., and as a result amortized $8 and $64 of the deferred gain within benefits, losses and loss adjustment expenses during the three and nine months ended September 30, 2025, respectively, and amortized $26 and $87 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the deferred gain on the Navigators ADC has been fully amortized. As of December 31, 2024, the deferred gain on the Navigators ADC was $64, and is included in other liabilities on the Condensed Consolidated Balance Sheets.

Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2025	2024
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,206	$8,274
Reinsurance recoverables	282	254
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,924	8,020
Provision for unpaid losses and loss adjustment expenses
Current incurral year	3,949	3,929
Prior year's discount accretion	153	149
Prior incurral year development [1]	(486)	(460)
Total provision for unpaid losses and loss adjustment expenses [2]	3,616	3,618
Payments
Current incurral year	(1,899)	(1,885)
Prior incurral years	(1,841)	(1,846)
Total payments	(3,740)	(3,731)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,800	7,907
Reinsurance recoverables	281	279
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,081	$8,186
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $129 and $130 for the nine months ended September 30, 2025 and 2024, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2025
Group disability - Prior period reserve estimates decreased by approximately $403 driven by favorable long-term disability claim recoveries, paid family and medical leave incidence lower than prior assumptions, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $81 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2024
Group disability- Prior period reserve estimates decreased by approximately $394 largely driven by long-term disability claim incidence lower than prior assumptions and favorable recoveries on prior incurral year claims, as well as a favorable change in the recovery rate assumption.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $68 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the nine months ended September 30,
	2025			2024
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$45			$48
Balance, ending of the period		$43			$46

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$128	$106	$168	$137	$113	$185
Beginning adjustment for changes in single-A rate	—	(15)	(33)	7	(11)	(32)
Beginning balance at original discount rate	128	121	201	130	124	217
Effect of changes in cash flow assumptions	—	—	1	—	2	—
Effect of actual variances from expected experience	(1)	3	1	1	3	(1)
Adjusted beginning balance	127	124	203	131	129	216
Interest accrual and other	4	15	4	5	16	5
Benefit Payments	(9)	(21)	(16)	(9)	(23)	(19)
Ending balance at original discount rate	122	118	191	127	122	202
Ending adjustment for changes in single-A rate	4	(13)	(24)	8	(10)	(26)
Ending balance at single-A rate	$126	$105	$167	$135	$112	$176

Net reserve for future policy benefits	$126	$62	$167	$135	$66	$176
Weighted-average duration of the reserve for future policy benefits (years)	9.4	11.0	6.2	9.0	11.6	6.6

Net Reserve for Future Policy Benefits
	As of September 30,
	2025	2024
Payout Annuities	$126	$135
Life Conversions	62	66
Paid-up Life	167	176
Deferred Profit Liability	16	19
Other	85	74
Total	$456	$470

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of September 30,
	2025	2024
Payout Annuities [1]
Expected future benefit payments	$240	$249
Life Conversions
Expected future gross premiums	$100	$107
Expected future benefit payments	$189	$199
Paid-up Life [1]
Expected future benefit payments	$244	$262
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of September 30,
	2025	2024
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.2%	4.9%
Life Conversions
Interest accretion rate	4.3%	4.3%
Current discount rate	5.4%	5.0%
Paid-up Life
Interest accretion rate	2.9%	2.9%
Current discount rate	4.8%	4.7%
The Company completed a review of cash flow assumptions in the third quarter 2025 and 2024, resulting in immaterial changes to the reserve for future policy benefits. For paid-up life, the net effect of updating cash flow assumptions was offset by a corresponding impact to the deferred profit liability.
Gross premiums and interest accretion recognized on long-duration insurance policies for the nine months ended September 30, 2025 and 2024 were immaterial.
11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $614 and $613 as of September 30, 2025 and 2024 respectively, included universal life long-duration contracts of $197 and $209 as well as policyholder balances related to short-duration contracts of
$417 and $404. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the nine months ended September 30,
	2025	2024
Balance, beginning of the period	$206	$223
Premiums Received	9	9
Policy Charges	(14)	(18)
Surrenders and Withdrawals	(4)	(4)
Benefit Payments	(6)	(6)
Interest Credited	6	5
Balance, end of the period	$197	$209
Weighted-average crediting rate	4.3%	4.3%
Net Amount at Risk [1]	$775	$852
Cash Surrender Value	$196	$207
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of September 30, 2025 and 2024, universal life contracts of $196 and $208, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

Table of Contents	Note 12 - Income Taxes
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
12. Income Taxes
Income Tax Expense

Income Tax Rate Reconciliation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax provision at U.S. federal statutory rate	$277	$200	$703	$583
Nontaxable net investment income	(9)	(9)	(23)	(31)
Uncertain tax position reserve	(10)	(4)	(9)	(3)
Tax credits	(13)	(2)	(28)	(10)
Other	(7)	—	(1)	(22)
Provision for income taxes	$238	$185	$642	$517
Uncertain Tax Positions

Rollforward of Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$25	$27	$24	$26
Gross increases - tax positions in current period	4	1	5	2
Gross decreases - tax positions in current period	—	(1)	—	(1)
Lapse of statute of limitations	(14)	(4)	(14)	(4)
Balance, end of period	$15	$23	$15	$23
The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate in the period of the release.
Other Tax Matters
H.R.1, known as the “One Big Beautiful Bill Act” was signed into law on July 4, 2025. This comprehensive budget reconciliation package consolidates a wide array of public policy priorities, reshaping federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration, and education. The changes in H.R.1 do not currently have a material impact on the Company's results of operations nor are they expected to in future periods.
The federal statute of limitations for the Company is closed through the 2021 tax year with the exception of the Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Condensed Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
13. Debt
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. Under the Credit Facility:
•Revolving loans may be in multiple currencies.
•U.S. dollar loans will bear interest at a floating rate equivalent to an indexed rate plus a basis point spread based on The Hartford's credit rating and will mature no later than September 24, 2030.
•Letters of credit bear a fee based on The Hartford's credit rating and expire no later than September 24, 2031.
The Credit Facility requires the Company to maintain a minimum consolidated net worth financial covenant to $12.7 billion, excluding AOCI, limits the ratio of senior debt to capitalization, excluding AOCI, at 35% and includes other customary covenants. The Credit Facility is for general corporate purposes.
As of September 30, 2025 and December 31, 2024, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants.
For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report.

Table of Contents	Note 13 - Debt
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and Hartford Life and Accident Insurance Company ("HLA"), are members of the Federal Home Loan Bank of Boston ("FHLBB"). Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. FHLBB membership required the purchase of member stock and requires additional member stock ownership of 3% or 4% of any amount borrowed. The amount of advances that can be taken is limited to a percentage of the fair value of the assets considered eligible collateral. In its consolidated balance sheets, The Hartford presents the liability for advances taken based on use of the funds with advances for general corporate purposes presented in short- or long-term debt and advances to earn incremental investment income presented in other liabilities, consistent with other collateralized financing transactions such as securities lending and repurchase agreements.
Prior to October 1, 2025, the Connecticut Department of Insurance permitted Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances. The pledge limit was determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively. As of September 30, 2025 and December 31, 2024, there were no advances outstanding under the FHLBB facility.
Effective October 1, 2025, the Company is no longer subject to the Connecticut Department of Insurance hypothecation limit or approval related to FHLBB advances. The Company’s pledge capacity is now subject to FHLB’s collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire and HLA can each pledge up to $2 billion to secure FHLBB advances.
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
For its Run-off A&E claims, as of September 30, 2025, the Company reported $99 of net A&E reserves, including the benefit of losses ceded to the A&E ADC with NICO. In addition, the Company has recorded a $850 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Business Insurance and Personal Insurance. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. As of September 30, 2025, the Company has incurred $1.5 billion in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development, if any. Cumulative adverse development of A&E claims for accident years 2016 and prior in excess of the treaty limit are absorbed as a charge to earnings by the Company. The effect of future charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2025 was $55 for which the legal entities have posted collateral of $49 in the normal course of business. Based on derivative contractual terms as of September 30, 2025, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

Table of Contents	Note 15 - Equity
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
15. Equity
Equity Repurchase Program
During the nine months ended September 30, 2025 and 2024, the Company repurchased $1.2 billion (9.9 million shares) and $1.1 billion (11.0 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of September 30, 2025, the Company has $1.95 billion remaining for equity repurchases under the current $3.3 billion share repurchase program, which is effective until December 31, 2026. During the period October 1, 2025 through October 24, 2025, the Company repurchased $131 (1.0 million common shares) under this repurchase program.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
16. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)
OCI before reclassifications	451	3	14	(3)	(9)	—	456
Amounts reclassified from AOCI	21	—	(3)	—	—	8	26
OCI, before tax	472	3	11	(3)	(9)	8	482
Income tax benefit (expense)	(99)	(1)	(2)	1	2	(2)	(101)
OCI, net of tax	373	2	9	(2)	(7)	6	381
Ending balance	$(656)	$(3)	$15	$43	$22	$(1,424)	$(2,003)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	1,061	4	(22)	18	(14)	—	1,047
Amounts reclassified from AOCI	57	—	(10)	—	—	24	71
OCI, before tax	1,118	4	(32)	18	(14)	24	1,118
Income tax benefit (expense)	(235)	(1)	7	(4)	3	(5)	(235)
OCI, net of tax	883	3	(25)	14	(11)	19	883
Ending balance	$(656)	$(3)	$15	$43	$22	$(1,424)	$(2,003)

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(21)	$(57)	Net realized losses
	(21)	(57)	Total before tax
	(4)	(12)	Income tax expense
	$(17)	$(45)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(3)	$(7)	Net investment income
Interest rate swaps	3	9	Interest expense
Foreign currency swaps	3	8	Net investment income
	3	10	Total before tax
	1	2	Income tax expense
	$2	$8	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(29)	Insurance operating costs and other expenses
	(8)	(24)	Total before tax
	(2)	(5)	Income tax expense
	$(6)	$(19)	Net income
Total amounts reclassified from AOCI	$(21)	$(56)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,732)	$(7)	$30	$35	$35	$(1,429)	$(3,068)
OCI before reclassifications	1,292	2	2	8	(20)	—	1,284
Amounts reclassified from AOCI	50	1	2	—	—	9	62
OCI, before tax	1,342	3	4	8	(20)	9	1,346
Income tax benefit (expense)	(281)	(1)	(1)	(2)	4	(2)	(283)
OCI, net of tax	1,061	2	3	6	(16)	7	1,063
Ending balance	$(671)	$(5)	$33	$41	$19	$(1,422)	$(2,005)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2024
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	900	3	13	5	(8)	—	913
Amounts reclassified from AOCI	127	1	2	—	—	25	155
OCI, before tax	1,027	4	15	5	(8)	25	1,068
Income tax benefit (expense)	(216)	(1)	(3)	(1)	2	(5)	(224)
OCI, net of tax	811	3	12	4	(6)	20	844
Ending balance	$(671)	$(5)	$33	$41	$19	$(1,422)	$(2,005)

Table of Contents	Note 16 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(50)	$(127)	Net realized gains (losses)
	(50)	(127)	Total before tax
	(11)	(27)	Income tax expense
	$(39)	$(100)	Net income
Unrealized Losses on Fixed Maturities, AFS with ACL
Fixed Maturities, AFS	$(1)	$(1)	Net realized gains (losses)
	(1)	(1)	Total before tax
	—	—	Income tax expense
	$(1)	$(1)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(9)	$(24)	Net investment income
Interest rate swaps	4	13	Interest expense
Foreign currency swaps	3	9	Net investment income
	(2)	(2)	Total before tax
	—	—	Income tax expense
	$(2)	$(2)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(11)	(30)	Insurance operating costs and other expenses
	(9)	(25)	Total before tax
	(2)	(5)	Income tax expense
	$(7)	$(20)	Net income
Total amounts reclassified from AOCI	$(49)	$(123)	Net income
17. Employee Benefit Plans
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2024 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2025.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1	$1	$—	$—	$—	$—
Interest cost	44	44	131	132	1	2	4	5
Expected return on plan assets	(61)	(58)	(182)	(173)	—	(1)	—	(1)
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	8	9	25	26	2	2	4	4
Net periodic cost (benefit)	$(9)	$(5)	$(25)	$(14)	$1	$1	$3	$3

Table of Contents	Index to MD&A
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,080	$767	$2,705	$2,258
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	1,074	761	2,689	2,242
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	10	12	67	40
Restructuring and other costs, before tax	—	1	—	2
Integration and other non-recurring M&A costs, before tax	2	2	6	6
Change in deferred gain on retroactive reinsurance, before tax [1]	(8)	(26)	(64)	(87)
Income tax expense (benefit) [2]	(1)	2	(1)	8
Core earnings	$1,077	$752	$2,697	$2,211
[1]The Company recorded amortization of the deferred gain related to the Navigators adverse development cover ("Navigators ADC") of $8 and $64 for the three and nine months ended September 30, 2025 and $26 and $87 for the three and nine months ended September 30, 2024, respectively. The deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Business Insurance
Net income	$710	$528	$1,883	$1,641
Adjustments to reconcile net income to underwriting gain:
Net investment income	(519)	(442)	(1,405)	(1,235)
Net realized losses	26	32	70	70
Other (income) expense	—	1	2	4
Income tax expense	180	134	478	393
Underwriting gain	$397	$253	$1,028	$873
Personal Insurance
Net income	$139	$31	$235	$54
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(67)	(58)	(182)	(158)
Net realized losses	4	2	10	9
Net servicing and other (income) expense	(4)	(5)	(14)	(15)
Income tax expense	35	8	58	12
Underwriting gain (loss)	$107	$(22)	$107	$(98)
P&C Other Operations
Net income	$12	$10	$38	$29
Adjustments to reconcile net income to underwriting loss:
Net investment income	(19)	(18)	(56)	(55)
Net realized losses	—	—	2	3
Other expense	1	4	1	4
Income tax expense	4	1	9	5
Underwriting loss	$(2)	$(3)	$(6)	$(14)
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $313 or 41%	Ý	Increased $1.21 or 47%	Ý	Increased $8.77 or 16%
+	Lower CAY catastrophe losses	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effect of share repurchases
+	The effect of higher earned premiums in P&C
+	More favorable P&C prior accident year reserve development
+	Lower underlying loss and LAE ratio in Personal Insurance
-	Higher expense ratio in P&C and Employee Benefits
-	Higher underlying loss and LAE ratio in Business Insurance

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 40 bps	Þ	Improved 5.7 points	Þ	Decreased 0.7 points
+	Higher yield on limited partnerships and other alternative investments	+	Lower CAY catastrophe losses	-	Higher expense ratio, including higher staffing and technology costs
+	Reinvesting at higher interest rates	+	More favorable prior accident year reserve development	-	Higher group disability loss ratio
-	Lower yield on variable-rate securities	+	Lower underlying loss and LAE ratio in Personal Insurance	+	Lower group life loss ratio
		-	Higher underlying loss and LAE ratio in Business Insurance	+	Higher net investment income

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Earned premiums	$6,093	$5,734	6%	$17,889	$16,758	7%
Fee income	361	347	4%	1,049	1,019	3%
Net investment income	759	659	15%	2,079	1,854	12%
Net realized losses	(12)	(13)	8%	(71)	(44)	(61%)
Other revenues	31	24	29%	83	69	20%
Total revenues	7,232	6,751	7%	21,029	19,656	7%
Benefits, losses and loss adjustment expenses	3,793	3,823	(1%)	11,505	11,095	4%
Amortization of deferred policy acquisition costs	639	585	9%	1,871	1,691	11%
Insurance operating costs and other expenses	1,414	1,323	7%	4,103	3,891	5%
Interest expense	50	49	2%	150	149	1%
Amortization of other intangible assets	18	18	—%	53	53	—%
Restructuring and other costs	—	1	(100%)	—	2	(100)%
Total benefits, losses and expenses	5,914	5,799	2%	17,682	16,881	5%
Income before income taxes	1,318	952	38%	3,347	2,775	21%
Income tax expense	238	185	29%	642	517	24%
Net income	1,080	767	41%	2,705	2,258	20%
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$1,074	$761	41%	$2,689	$2,242	20%

Three months ended September 30, 2025 compared to 2024
Net income available to common stockholders increased by $313, primarily driven by:
•An increase in P&C underwriting gain of $274, before tax, driven by lower CAY catastrophe losses, the effect of earned premium growth, a higher level of net favorable prior accident year reserve development, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a higher underlying loss and LAE ratio in Business Insurance; and
•Higher net investment income of $100, before tax, driven by higher income from limited partnerships and other alternative investments, the impact of higher invested assets, and reinvesting at higher interest rates, slightly offset by a lower yield on variable-rate securities.

These increases were partially offset by:
•In Employee Benefits, the impact of a higher expense ratio, including higher staffing and technology costs, and a higher long-term disability loss ratio, partially offset by a lower group life loss ratio and a lower loss ratio on the paid family and medical leave product.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment And Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums

Earned premiums increased by $359 or 6%, primarily due to:
•An increase in P&C reflecting a 9% increase in Business Insurance and a 7% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by a decline in policies in-force.
•Employee Benefits earned premium was essentially flat, as an increase in exposure on existing accounts was offset by lower fully insured ongoing sales during the past year.
Fee income increased primarily due to a $14 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve-month period.

Net Investment Income

[1]Limited partnerships and other alternative investments of $37 and $91 for the three months ended September 30, 2024 and 2025 respectively.
Net investment income increased due to higher income from limited partnerships and other alternative investments, the impact of higher invested assets, and reinvesting at higher interest rates, slightly offset by a lower yield on variable-rate securities.
Net realized losses improved slightly, primarily due to:
•Fewer net losses on sales of fixed maturities in the 2025 period compared to the 2024 period; and
•Gains on transactional foreign currency revaluation in the 2025 period compared to losses in the 2024 period.
These increases were largely offset by:
•Impairment of a real estate joint venture in the 2025 period;
•Losses on equity derivatives in the 2025 period compared to gains in the 2024 period due to changes in equity market levels; and
•Gains on interest rate derivatives in the 2024 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,661
$2,628
Q3 2024
Q3 2025

Benefits, losses and loss adjustment expenses decreased $30 due to:
•A decrease in Property & Casualty of $33, which was attributable to:
–A decrease in CAY catastrophe losses of $177, before tax. Catastrophe losses in the 2025 period included losses from tornado, wind and hail events across several regions, but concentrated in the Mountain West and South regions. Catastrophe losses in the 2024 period included losses from hurricanes, including a loss of $104 from Hurricane Helene, and tropical storms primarily in the Southeast and South regions, and to a lesser extent, tornado, wind and hail events primarily in the Midwest, Northeast and Mountain West regions; and
–A favorable change of $53, before tax, in P&C net prior accident year reserve development, with development in the 2025 period of $103, compared to $50 in the prior year period. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation and Personal Insurance automobile liability and physical damage. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation and Personal Insurance automobile physical damage, partially offset by increases in reserves for general liability and Business Insurance automobile liability. Also included within net prior accident year reserve development for the three months ended September 30, 2025 and 2024 was a benefit of $8 and $26, respectively, related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Partially offset by:
–An increase in P&C CAY loss and LAE before catastrophes of $197, before tax, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance.
Losses and LAE Incurred for Employee Benefits

$1,250
$1,000
$750
$500
$250
$0
$1,161
$1,163
Q3 2024
Q3 2025

•A slight increase in Employee Benefits of $2, before tax, primarily driven by a higher long-term disability loss ratio due to a benefit in the prior year related to an update to the long-term disability claim recovery rate assumptions, largely offset by a lower group life loss ratio driven by lower mortality and a lower loss ratio on the paid family and medical leave product.
Amortization of deferred policy acquisition costs increased from the prior year period primarily driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, including higher incentive compensation and benefits costs;
•Higher technology costs, including increased investment; and
•An increase in doubtful accounts expense partly due to higher business volume.
Income tax expense increased primarily due to an increase in income before tax, partially offset by a higher net tax benefit in the Corporate category. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2025 compared to 2024
Net income available to common stockholders increased by $447 primarily driven by:
•A higher P&C underwriting gain of $368, before tax, driven by the effect of earned premium growth, a higher level of favorable prior accident year reserve development, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a higher underlying loss and LAE ratio in Business Insurance and higher CAY catastrophe losses; and
•Higher net investment income of $225, before tax, driven by a higher level of invested assets, reinvesting at higher interest rates, and higher income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities;
These increases were partially offset by:
•Higher net realized losses of $27, before tax; and
•In Employee Benefits, the impact of a higher expense ratio, including higher staffing costs and technology costs, and a higher long-term disability loss ratio, partially offset by a lower group life loss ratio, a lower loss ratio on the paid family and medical leave product, and the impact of slightly higher fully insured ongoing premiums.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment And Corporate Operating Summaries.
Revenue
Earned Premiums
Earned premiums increased by $1,131, or 7%, primarily due to:
•An increase in P&C reflecting a 9% increase in both Business Insurance and Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by a decline in policies in-force.
•A slight increase in Employee Benefits earned premium of 1%, including an increase in exposure on existing accounts and persistency in excess of 90%.
Fee income increased, primarily due to a $27 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve-month period.
Net Investment Income
[1]Limited partnerships and other alternative investments of $69 and $143 for the nine months ended September 30, 2024 and 2025, respectively.
Net investment income increased due to the impact of a higher level of invested assets, reinvesting at higher interest rates, and higher income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net realized losses increased primarily due to:
•Lower appreciation in value of equity securities in the 2025 period compared to the 2024 period;
•Impairment of a real estate joint venture in the 2025 period;
•Gains on interest rate derivatives in the 2024 period; and
•Greater depreciation in value of fixed maturities, at fair value using the fair value option (“FVO securities”) in the 2025 period due to changes in credit spreads.
These increases were partially offset by fewer net losses on sales of fixed maturities.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $410, due to:
•An increase in Property & Casualty of $411, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $541, before tax, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–An increase in CAY catastrophe losses of $61, before tax. Catastrophe losses in the 2025 period included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions as well as a loss of $305, net of reinsurance, from the January 2025 California Wildfire Event. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions of the United States, as well as losses from hurricanes and tropical storms mainly in the Southeast and South regions, and, to a lesser extent, from winter storms, mainly in the Pacific, Northeast and South regions.

Losses and LAE Incurred for Employee Benefits
Partially offset by:
–A favorable change of $191, before tax, in P&C net prior accident year reserve development, with favorable development in the 2025 period of $412, compared to $221 in the prior year period. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, Personal Insurance automobile liability and physical damage, catastrophes, homeowners, commercial property, and bond. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, Personal Insurance automobile physical damage, homeowners, and Personal Insurance automobile liability, partially offset by increases in reserves for general liability, Business Insurance automobile liability, and assumed reinsurance. Also included within net prior accident year reserve development for the nine months ended September 30, 2025 and 2024 was a benefit of $64 and $87, respectively, related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025. For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Employee Benefits losses and LAE were flat as a lower group life loss ratio, reflecting reduced mortality, and improved results on the paid family and medical leave product due to pricing actions were offset by a higher long-term disability loss ratio. The increase in long-term disability was driven by a benefit in the prior year related to an update to the long-term disability claim recovery rate assumptions and slightly higher current-year loss trends.
Amortization of deferred policy acquisition costs increased from the prior year period primarily driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, including higher incentive compensation and benefits costs, partly in response to increased business volume;
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
Investment Results

Composition of Invested Assets
	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,203	72.2%	$42,567	71.9%
FVO securities	191	0.3%	308	0.5%
Equity securities, at fair value	570	0.9%	603	1.0%
Mortgage loans (net of allowance for credit losses ("ACL") of $49 and $44)	6,619	10.6%	6,396	10.8%
Limited partnerships and other alternative investments	5,560	8.9%	5,042	8.5%
Other investments [1]	206	0.3%	226	0.4%
Short-term investments	4,219	6.8%	4,068	6.9%
Total investments	$62,568	100.0%	$59,210	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
September 30, 2025 compared to December 31, 2024
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value and limited partnerships and other alternative investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds and high-quality ABS, partially offset by net reductions to tax-exempt municipal bonds. The increase was also due to higher valuations as a result of lower interest rates and tighter credit spreads.
Limited partnerships and other alternative investments increased primarily driven by additional investments and higher valuations.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$603	4.8%	$570	4.7%	$1,761	4.7%	$1,633	4.6%
Equity securities	4	3.8%	5	3.4%	13	3.7%	20	3.9%
Mortgage loans	76	4.6%	68	4.2%	218	4.5%	196	4.1%
Limited partnerships and other alternative investments	91	6.7%	37	3.0%	143	3.7%	69	1.9%
Other [3]	8		1		18		8
Investment expense	(23)		(22)		(74)		(72)
Total net investment income	759	4.8%	659	4.4%	2,079	4.5%	1,854	4.2%
Adjustment for net investment income from limited partnerships and other alternative investments	(91)	(0.2)%	(37)	0.1%	(143)	—%	(69)	0.2%
Total net investment income excluding limited partnerships and other alternative investments	$668	4.6%	$622	4.5%	$1,936	4.5%	$1,785	4.4%
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
Three and nine months ended September 30, 2025 compared to 2024
Total net investment income increased for the three month period primarily due to higher income from limited partnerships and other alternative investments, the impact of higher invested assets, and reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Total net investment income for the nine month period increased primarily due to the impact of higher invested assets, reinvesting at higher interest rates, and higher income from limited partnerships and other alternative investments, partially offset by a lower yield on variable-rate securities.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased for both the three and nine month periods primarily due to the impact of reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and nine months ended September 30, 2025, were 5.7% for both periods, which were above the average yield of sales and maturities of 5.2% and 4.9%, respectively. Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and nine months ended September 30, 2024, were 5.5% and 6.0%, respectively, which were above the average yield of sales and maturities of 4.4% and 4.7%, respectively.
For the 2025 calendar year, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to be slightly higher than the portfolio yield earned in 2024. The estimated impact on annualized net investment income yield is subject to variability including the impact of evolving market conditions.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2025	2024	2025	2024
Gross gains on sales of fixed maturities	$17	$12	$49	$23
Gross losses on sales of fixed maturities	(38)	(62)	(108)	(148)
Equity securities [1]	27	27	52	76
Net credit losses on fixed maturities, AFS [2]	—	—	2	(2)
Change in ACL on mortgage loans [3]	(6)	—	(6)	3
Other, net [4]	(12)	10	(60)	4
Net realized losses	$(12)	$(13)	$(71)	$(44)
[1]The change in net unrealized gains on equity securities still held as of September 30, 2025, and included in net realized gains were $28 and $45 for the three and nine months ended September 30, 2025, respectively. The change in net unrealized gains on equity securities still held as of September 30, 2024, and included in net realized gains were $27 and $71 for the three and nine months ended September 30, 2024, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]For the three and nine months ended September 30, 2025, includes gains (losses) from transactional foreign currency revaluation of $7 and $(11), respectively, and losses on non-qualifying derivatives of $(5) and $(16), respectively. For the three and nine months ended September 30, 2024, includes losses from transactional foreign currency revaluation of $(11) and $(5), respectively, and gains on non-qualifying derivatives of $23 and $15, respectively.
Three and nine months ended September 30, 2025
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and nine month periods ended September 30, 2025, primarily included losses of $20 for both periods on a real estate joint venture impairment, and losses of $5 and $14, respectively, on equity derivatives driven by changes in equity market levels. Also included were gains of $7 and losses of $11, respectively, on transactional foreign currency revaluation, and gains of $7 and losses of $10, respectively, on FVO securities due to a decrease in value.
Three and nine months ended September 30, 2024
Gross gains and losses on sales were primarily due to sales of U.S. Treasuries, corporate securities, and tax-exempt municipals to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net gains for the three and nine month periods ended September 30, 2024, primarily included gains of $12 and $9, respectively, on interest rate derivatives driven by changes in interest rates, gains of $11 and $6 on equity derivatives driven by changes in equity market levels, and losses of $11 and $5, respectively, on transactional foreign currency revaluation.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2024 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2025.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of
September 30, 2025

P&C Other
$511
2%
Personal
Insurance
$2,312
7%
Business
Insurance
$28,289
91%

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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Reinsurance and other recoverables	4,637	20	2,096	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,894	1,758	—	7,652
Current accident year catastrophes	433	316	—	749
Prior accident year development	(289)	(123)	—	(412)
Total provision for unpaid losses and loss adjustment expenses	6,038	1,951	—	7,989
Change in deferred gain on retroactive reinsurance included in other liabilities	64	—	—	64
Payments	(4,588)	(1,859)	(177)	(6,624)
Foreign currency adjustment	32	—	—	32
Ending liabilities for unpaid losses and loss adjustment expenses, net	28,289	2,312	511	31,112
Reinsurance and other recoverables	4,526	44	2,057	6,627
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$32,815	$2,356	$2,568	$37,739
Earned premiums and fee income	$10,321	$2,804
Loss and loss adjustment expense paid ratio [1]	44.5	66.3
Loss and loss adjustment expense ratio	58.7	70.2
Prior accident year development (pts) [2]	(2.8)	(4.4)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total [1]
Wind and hail	$32	$36	$68	$177	$198	$375
Wildfires [1]	(3)	(5)	(8)	142	109	251
Winter storms	(2)	—	(2)	13	9	22
Catastrophes before assumed reinsurance	27	31	58	332	316	648
Global assumed reinsurance business [1] [2]	12	—	12	101	—	101
Total catastrophe losses	$39	$31	$70	$433	$316	$749
[1]The three months ended September 30, 2025, included a favorable change in losses of $(8), net of reinsurance, from the January 2025 California Wildfire Event. For the nine months ended September 30, 2025, catastrophe losses from the January 2025 California Wildfire Event were $305, net of reinsurance, and included losses of $54 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(62)	$—	$—	$(62)
Workers’ compensation discount accretion	11	—	—	11
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(5)	—	—	(5)
Professional liability	—	—	—	—
Bond	—	—	—	—
Assumed reinsurance	—	—	—	—
Automobile liability	—	(33)	—	(33)
Homeowners	—	(5)	—	(5)
Net asbestos and environmental ("A&E") reserves	—	—	—	—
Catastrophes	—	—	—	—
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net [1]	4	(5)	(6)	(7)
Prior accident year development before change in deferred gain	(52)	(43)	—	(95)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(8)	—	—	(8)
Total prior accident year development	$(60)	$(43)	$—	$(103)
[1]Other reserve re-estimates, net for the three months ended September 30, 2025 includes a favorable change of $(6) in personal automobile physical damage reserves.
[2]The $8 change in deferred gain on retroactive reinsurance for the three months ended September 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(188)	$—	$—	$(188)
Workers’ compensation discount accretion	34	—	—	34
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(28)	—	—	(28)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Assumed reinsurance	—	—	—	—
Automobile liability	—	(55)	—	(55)
Homeowners	—	(36)	—	(36)
Net A&E reserves	—	—	—	—
Catastrophes	(28)	(11)	—	(39)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net [1]	18	(21)	(6)	(9)
Prior accident year development before change in deferred gain	(225)	(123)	—	(348)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(64)	—	—	(64)
Total prior accident year development	$(289)	$(123)	$—	$(412)
[1]Other reserve re-estimates, net for the nine months ended September 30, 2025 includes a favorable change of $(26) in personal automobile physical damage reserves.
[2]The $64 change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2025, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	5,337	1,774	—	7,111
Current accident year catastrophes	419	269	—	688
Prior accident year development	(173)	(55)	7	(221)
Total provision for unpaid losses and loss adjustment expenses	5,583	1,988	7	7,578
Change in deferred gain on retroactive reinsurance included in other liabilities	87	—	—	87
Payments	(4,038)	(1,760)	(132)	(5,930)
Foreign currency adjustment	(9)	—	—	(9)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,223	2,268	601	29,092
Reinsurance and other recoverables	4,562	27	2,014	6,603
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$30,785	$2,295	$2,615	$35,695
Earned premiums and fee income	$9,451	$2,571
Loss and loss adjustment expense paid ratio [1]	42.7	68.5
Loss and loss adjustment expense ratio	59.3	78.1
Prior accident year development (pts) [2]	(1.8)	(2.2)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	$40	$32	$72	$212	$185	$397
Winter storms	(3)	(1)	(4)	52	13	65
Hurricanes and tropical storms [1]	100	61	161	100	61	161
Wildfires	—	—	—	1	10	11
Other international	(3)	—	(3)	1	—	1
Catastrophes before assumed reinsurance	134	92	226	366	269	635
Global assumed reinsurance business [1] [2]	21	—	21	53	—	53
Total catastrophe losses	$155	$92	$247	$419	$269	$688
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
[1]Other reserve re-estimates, net for the three months ended September 30, 2024 includes a favorable change of $(10) in personal automobile physical damage reserves.
[2]The $26 change in deferred gain on retroactive reinsurance for the three months ended September 30, 2024, is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2024
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(188)	$—	$—	$(188)
Workers’ compensation discount accretion	34	—	—	34
General liability	81	—	—	81
Marine	(1)	—	—	(1)
Package business	(6)	—	—	(6)
Commercial property	(7)	—	—	(7)
Professional liability	(7)	—	—	(7)
Bond	(22)	—	—	(22)
Assumed reinsurance	24	—	—	24
Automobile liability	26	(13)	—	13
Homeowners	—	(15)	—	(15)
Net A&E reserves	—	—	—	—
Catastrophes	(33)	(5)	—	(38)
Uncollectible reinsurance	(7)	—	7	—
Other reserve re-estimates, net [1]	20	(22)	—	(2)
Prior accident year development before change in deferred gain	(86)	(55)	7	(134)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(87)	—	—	(87)
Total prior accident year development	$(173)	$(55)	$7	$(221)
[1]Other reserve re-estimates, net for the nine months ended September 30, 2024 includes a favorable change of $(24) in personal automobile physical damage reserves.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reportable Segment And Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Written premiums	$3,573	$3,275	9%	$11,075	$10,177	9%
Change in unearned premium reserve	33	26	27%	787	759	4%
Earned premiums	3,540	3,249	9%	10,288	9,418	9%
Fee income	11	11	—%	33	33	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,051	1,862	10%	5,894	5,337	10%
Current accident year catastrophes [1]	39	155	(75%)	433	419	3%
Prior accident year development [1]	(60)	(36)	(67%)	(289)	(173)	(67)%
Total losses and loss adjustment expenses	2,030	1,981	2%	6,038	5,583	8%
Amortization of DAC	559	512	9%	1,636	1,477	11%
Insurance operating costs	546	497	10%	1,565	1,468	7%
Amortization of other intangible assets	7	7	—%	21	21	—%
Dividends to policyholders	12	10	20%	33	29	14%
Underwriting gain	397	253	57%	1,028	873	18%
Net investment income [2]	519	442	17%	1,405	1,235	14%
Net realized losses [2]	(26)	(32)	19%	(70)	(70)	—%
Other income (expense) [3]	—	(1)	100%	(2)	(4)	50%
Income before income taxes	890	662	34%	2,361	2,034	16%
Income tax expense [4]	180	134	34%	478	393	22%
Net income	$710	$528	34%	$1,883	$1,641	15%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves Development, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Small Business:
Net new business premium	$308	$278	$911	$837
Policy count retention	84%	84%	84%	84%
Renewal written price increases	5.2%	6.5%	5.9%	6.2%
Renewal earned price increases	7.4%	6.5%	7.4%	5.9%
Policies in-force as of end of period (in thousands)	1,640	1,558
Middle Market [1]:
Net new business premium	$211	$176	$589	$537
Premium retention	84%	85%	82%	84%
Renewal written price increases	5.6%	6.7%	6.4%	6.8%
Renewal earned price increases	6.9%	7.4%	7.1%	7.5%
Global Specialty:
Global specialty gross new business premium [2]	$238	$233	$741	$720
Renewal written price increases [3]	4.3%	5.5%	5.1%	6.0%
Renewal earned price increases [3]	6.0%	6.3%	6.3%	5.9%
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
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Loss and loss adjustment expense ratio	57.3	61.0	(3.7)	58.7	59.3	(0.6)
Expense ratio	31.1	30.9	0.2	31.0	31.2	(0.2)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	88.8	92.2	(3.4)	90.0	90.7	(0.7)
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	0.6	(3.7)	4.3	(1.4)	(2.6)	1.2
Underlying combined ratio	89.4	88.6	0.8	88.6	88.1	0.5

Underlying loss and loss adjustment expense ratio	57.9	57.3	0.6	57.3	56.7	0.6
Current accident year catastrophes	1.1	4.8	(3.7)	4.2	4.4	(0.2)
Prior accident year development	(1.7)	(1.1)	(0.6)	(2.8)	(1.8)	(1.0)
Total loss and loss adjustment expense ratio	57.3	61.0	(3.7)	58.7	59.3	(0.6)

Loss and loss adjustment expense ratio	57.3	61.0	(3.7)	58.7	59.3	(0.6)
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	0.6	(3.7)	4.3	(1.4)	(2.6)	1.2
Underlying loss and loss adjustment expense ratio	57.9	57.3	0.6	57.3	56.7	0.6

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2025 compared to 2024
Net income for the three and nine month periods increased primarily due to a higher underwriting gain and higher net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and nine months ended September 30, 2025 compared to 2024
Underwriting gain for the three and nine month periods increased due to the effect of earned premium growth, higher favorable prior accident year development, and for the three month period, lower CAY catastrophe losses. These favorable impacts were partially offset by a higher underlying loss and LAE ratio, and for the nine month period, higher CAY catastrophe losses.
Expense ratio for the three months ended September 30, 2025 increased primarily due to higher staffing costs, including higher incentive compensation and benefits costs, and technology spend, partially offset by the impact of higher earned premium. The expense ratio for the nine months ended September 30, 2025 decreased primarily due to the impact of higher earned premium, partially offset by higher staffing costs, including higher incentive compensation and benefits costs, and technology spend.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earned Premiums
[1]Other earned premiums of $14 and $16 for the three months ended September 30, 2024, and 2025, respectively and $43 and $48, for the nine months ended September 30, 2024 and 2025, respectively.

Written Premiums
[1]Other written premiums of $14 and $16 for the three months ended September 30, 2024, and 2025, respectively and $42 and $48, for the nine months ended September 30, 2024 and 2025, respectively.

Three and nine months ended September 30, 2025 compared to 2024
Earned premiums for the three and nine months ended September 30, 2025 increased due to written premium increases over the prior twelve months.
Written premiums for the three and nine months ended September 30, 2025 increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by strong new business as well as renewal written price increases in almost all lines. Written premium grew across all lines of business.
•Middle & large business written premium increased driven by strong new business as well as renewal written price increases in all lines. Written premium rose across general industries, industry verticals and the large and complex lines.
•Global specialty written premium, excluding global reinsurance, increased driven by written price increases across most lines as well as an increase in gross new business. Written premiums grew in global reinsurance, primarily in credit risk and casualty lines.
Renewal written price increases were recognized in most lines for both the three and nine months ended September 30, 2025.
•In small business, renewal written price increases were lower than prior year levels overall, with mid single-digit to low double-digit price increases across most lines. Workers' compensation pricing was flat.
•In middle market, renewal written price increases were lower than prior year levels overall, with mid single-digit to low double-digit price increases in most lines. Workers' compensation pricing was slightly positive.
•In global specialty, renewal written price increases were lower than prior year levels with mid single-digit price increases overall.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three and nine months ended September 30, 2025 compared to 2024
Underlying Loss and Loss Adjustment Expense Ratio for the three and nine months ended September 30, 2025 increased primarily due to workers' compensation margin compression.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2025 compared to 2024
Current accident year catastrophe losses decreased for the three month period and increased for the nine month period. CAY catastrophe losses for the three months ended September 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the Mountain West and South regions. CAY catastrophe losses for the nine months ended September 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, as well as a loss of $196 from the January 2025 California Wildfire Event.
Current accident year catastrophe losses for the three months ended September 30, 2024 included losses from hurricanes, including a loss of $55 from Hurricane Helene, and tropical storms primarily in the Southeast and South regions and, to a lesser extent, tornado, wind and hail events primarily in the Midwest and Northeast regions. Current accident year catastrophe losses for the nine months ended September 30, 2024 included losses from tornado, wind and hail events across several regions of the United States, hurricanes and tropical storms primarily in the Southeast and South regions and, to a lesser extent, winter storms mainly in the Pacific, Northeast and South regions.
Prior accident year development was net favorable for the three and nine months ended September 30, 2025, and primarily included reserve decreases for workers' compensation, commercial property and, for the nine month period, catastrophes and bond. Also included are benefits of $8 and $64 related to amortization of the Navigators ADC deferred gain for the three and nine month periods, respectively. As of September 30, 2025, the deferred gain on the Navigators ADC has been fully amortized. For additional information regarding the ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Written premiums	$987	$970	2%	$2,880	$2,727	6%
Change in unearned premium reserve	37	85	(56%)	100	180	(44)%
Earned premiums	950	885	7%	2,780	2,547	9%
Fee income	8	8	—%	24	24	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	610	602	1%	1,758	1,774	(1)%
Current accident year catastrophes [1]	31	92	(66%)	316	269	17%
Prior accident year development [1]	(43)	(14)	NM	(123)	(55)	(124)%
Total losses and loss adjustment expenses	598	680	(12%)	1,951	1,988	(2)%
Amortization of DAC	72	65	11%	210	188	12%
Insurance operating costs	180	169	7%	534	491	9%
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting gain (loss)	107	(22)	NM	107	(98)	NM
Net investment income [2]	67	58	16%	182	158	15%
Net realized losses [2]	(4)	(2)	(100%)	(10)	(9)	(11)%
Net servicing and other income (expense) [3]	4	5	(20%)	14	15	(7)%
Income before income taxes	174	39	NM	293	66	NM
Income tax expense [4]	35	8	NM	58	12	NM
Net income	$139	$31	NM	$235	$54	NM
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
[3]Includes servicing revenues of $25 and $22 for the three months ended September 30, 2025 and 2024, respectively, and $69 and $66 for the nine months ended September 30, 2025 and 2024, respectively. Includes servicing expenses of $20 and $18 for the three months ended September 30, 2025 and 2024, respectively, and $55 and $51 for the nine months ended September 30, 2025 and 2024, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2025	2024	Change	2025	2024	Change
Product Line
Automobile	$633	$649	(2%)	$1,893	$1,866	1%
Homeowners	354	321	10%	987	861	15%
Total	$987	$970	2%	$2,880	$2,727	6%
Earned Premiums
Product Line
Automobile	$634	$616	3%	$1,880	$1,774	6%
Homeowners	316	269	17%	900	773	16%
Total	$950	$885	7%	$2,780	$2,547	9%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2025	2024	2025	2024
Policies in-force end of period (in thousands)
Automobile	1,091	1,193
Homeowners	723	707
Net new business premium
Automobile	$71	$83	$233	$237
Homeowners	$59	$60	$190	$141
Effective Policy Count Retention
Automobile	80%	79%	79%	79%
Homeowners	82%	83%	82%	83%
Renewal written price increase
Automobile	11.3%	20.7%	13.6%	23.1%
Homeowners	12.6%	15.1%	12.5%	15.0%
Renewal earned price increase
Automobile	15.4%	22.7%	17.6%	21.3%
Homeowners	13.1%	14.8%	13.7%	14.6%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2025	2024	Change	2025	2024	Change
Loss and loss adjustment expense ratio	62.9	76.8	(13.9)	70.2	78.1	(7.9)
Expense Ratio	25.8	25.6	0.2	26.0	25.8	0.2
Combined Ratio	88.7	102.5	(13.8)	96.2	103.8	(7.6)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	1.2	(8.8)	10.0	(7.0)	(8.4)	1.4
Underlying combined ratio	90.0	93.7	(3.7)	89.2	95.4	(6.2)

Underlying loss and loss adjustment expense ratio	64.2	68.0	(3.8)	63.2	69.7	(6.5)
Current accident year catastrophes	3.3	10.4	(7.1)	11.4	10.6	0.8
Prior accident year development	(4.5)	(1.6)	(2.9)	(4.4)	(2.2)	(2.2)
Total loss and loss adjustment expense ratio	62.9	76.8	(13.9)	70.2	78.1	(7.9)

Loss and loss adjustment expense ratio	62.9	76.8	(13.9)	70.2	78.1	(7.9)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	1.2	(8.8)	10.0	(7.0)	(8.4)	1.4
Underlying loss and loss adjustment expense ratio	64.2	68.0	(3.8)	63.2	69.7	(6.5)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Automobile
Combined ratio	92.5	105.7	(13.2)	93.3	105.0	(11.7)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(0.6)	(5.8)	5.2	(1.2)	(3.5)	2.3
Prior accident year development	6.0	1.6	4.4	4.3	2.1	2.2
Underlying combined ratio	97.9	101.5	(3.6)	96.4	103.6	(7.2)

Homeowners
Combined ratio	81.2	94.7	(13.5)	101.9	101.8	0.1
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(8.3)	(21.0)	12.7	(32.5)	(26.7)	(5.8)
Prior accident year development	1.6	1.7	(0.1)	4.7	1.7	3.0
Underlying combined ratio	74.4	75.4	(1.0)	74.1	76.7	(2.6)
Net income

$250
$200
$150
$100
$50
$0
$31
$139
$54
$235
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD

Three and nine months ended September 30, 2025 compared to 2024
Net income increased for both the three and nine month periods, largely driven by improved underwriting results.

Underwriting gain (loss)

$120
$80
$40
$0
$-40
$-80
$-120
$(22)
$107
$(98)
$107
Q3 2024
Q3 2025
Sep 30
2024 YTD
Sep 30
2025 YTD

Three and nine months ended September 30, 2025 compared to 2024
Underwriting gain for both the three and nine month periods changed from an underwriting loss primarily due to the effect of an increase in earned premium due to renewal price increases and more favorable prior accident year development. Current accident year catastrophe losses were lower for the three month period and higher for the nine month period.
Expense ratio for both the three and nine months ended September 30, 2025 increased primarily due a higher commission ratio due to business mix. An increase in technology costs, higher staffing costs including incentive compensation, and marketing expenses, was offset by the effect of an increase in earned premium due to renewal written price increases.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$885
$616
$269
$950
$634
$316
$2,547
$1,774
$773
$2,780
$1,880
$900
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD
Homeowners
Automobile

Written Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$970
$649
$321
$987
$633
$354
$2,727
$1,866
$861
$2,880
$1,893
$987
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD
Homeowners
Automobile

Three and nine months ended September 30, 2025 compared to 2024
Earned premiums increased in both the three and nine month periods due to higher written premium over the prior twelve months in both automobile and homeowners.
Written premiums increased in both the three and nine month periods driven by the effect of written pricing increases and by an increase in new business premium in homeowners in the nine month period.
Renewal written pricing moderated for both automobile and homeowners in both the three and nine months ended September 30, 2025, primarily in response to moderating loss cost trends.
Effective Policy count retention was relatively stable both for automobile and homeowners in both the three and nine months ended September 30, 2025, in response to moderating renewal written pricing increases.
Policies in-force as of September 30, 2025 compared to September 30, 2024 declined for automobile and increased for homeowners, reflecting the level of new business in relation to non-renewed policies.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio

80
60
40
20
0
68.0
64.2
69.7
63.2
Q3 2024
Q3 2025
Sep 30
2024 YTD
Sep 30
2025 YTD

Three and nine months ended September 30, 2025 compared to 2024
Underlying loss and LAE ratio decreased in both automobile and homeowners in both the three and nine month periods. The decrease in automobile was primarily due to the impact of earned pricing increases, partially offset by higher loss costs. The higher loss costs in automobile were driven by higher physical damage and liability claim severities, partially offset by lower physical damage claim frequency. The automobile claim severity trend has moderated from the prior year. The automobile liability severity trend continues to recognize the inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the underlying loss and LAE ratio was primarily due to the impact of earned pricing increases, partially offset by higher claim severities. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2025 compared to 2024
Current accident year catastrophe losses decreased in the three month period and increased in the nine month period. CAY catastrophe losses for the three months ended September 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the Mountain West, Midwest and South regions. CAY catastrophe losses for the nine months ended September 30, 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, as well as a loss of $109 from the January 2025 California Wildfire Event.
CAY catastrophe losses for the three months ended September 30, 2024 included losses from hurricanes and tropical storms, primarily in the Southeast region, including a loss of $49 for Hurricane Helene, and to a lesser extent, tornado, wind and hail events, mainly in the Midwest, Mountain West, and Northeast regions. CAY catastrophe losses for the nine months ended September 30, 2024 included losses from tornado, wind and hail events in several regions of the United States, and to a lesser extent, from hurricanes and tropical storms primarily in the Southeast region.
Prior accident year development was favorable for both the three and nine month periods, primarily driven by lower estimated severity on automobile liability, homeowners, automobile physical damage, and, for the nine month period, catastrophes. Prior accident year development was favorable for the three and nine months ended September 30, 2024, primarily driven by lower estimated severity on automobile physical damage and homeowners, and for the nine month period, automobile liability and catastrophes.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$—	—%	$—	$7	(100%)
Total losses and loss adjustment expenses	—	—	—%	—	7	(100%)
Insurance operating costs	2	3	(33%)	6	7	(14%)
Underwriting loss	(2)	(3)	33%	(6)	(14)	57%
Net investment income [2]	19	18	6%	56	55	2%
Net realized losses [2]	—	—	—%	(2)	(3)	33%
Other income (expenses)	(1)	(4)	75%	(1)	(4)	75%
Income before income taxes	16	11	45%	47	34	38%
Income tax expense [3]	4	1	NM	9	5	80%
Net income	$12	$10	20%	$38	$29	31%
[1]For additional information on prior accident year development, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income

Three and nine months ended September 30, 2025 compared to 2024
Net income increased in both the three and nine month periods, due to lower underwriting losses as well as lower other expenses resulting from a one-time contract settlement charge on a claims servicing agreement recorded in the 2024 periods.
Underwriting loss decreased slightly for the three month period due to a decrease in underwriting expenses. Underwriting loss decreased for the nine month period due to unfavorable prior accident year reserve development in the 2024 period.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Premiums and other considerations	$1,658	$1,655	—%	$4,989	$4,959	1%
Net investment income [1]	136	119	14%	380	345	10%
Net realized losses [1]	(8)	—	NM	(28)	(8)	NM
Total revenues	1,786	1,774	1%	5,341	5,296	1%
Benefits, losses and loss adjustment expenses	1,163	1,161	—%	3,512	3,512	—%
Amortization of DAC	8	8	—%	25	26	(4)%
Insurance operating costs and other expenses	425	401	6%	1,238	1,185	4%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,606	1,580	2%	4,805	4,753	1%
Income before income taxes	180	194	(7%)	536	543	(1)%
Income tax expense [2]	36	38	(5%)	109	108	1%
Net income	$144	$156	(8%)	$427	$435	(2)%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Fully insured – ongoing premiums	$1,603	$1,600	—%	$4,817	$4,792	1%
Buyout premiums	—	—	—%	4	1	NM
Fee income	55	55	—%	168	166	1%
Total premiums and other considerations	$1,658	$1,655	—%	$4,989	$4,959	1%
Fully insured ongoing sales	$105	$105	—%	$593	$650	(9)%

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Group disability loss ratio	70.6%	67.9%	2.7	69.3%	68.4%	0.9
Group life loss ratio	74.2%	77.5%	(3.3)	76.1%	78.3%	(2.2)
Total loss ratio	70.1%	70.2%	(0.1)	70.4%	70.8%	(0.4)
Expense ratio	26.7%	25.3%	1.4	25.9%	25.0%	0.9

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net income margin	8.1%	8.8%	(0.7)	8.0%	8.2%	(0.2)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses (gains), before tax	0.4%	(0.1%)	0.5	0.5%	0.2%	0.3
Income tax benefit	(0.2%)	—%	(0.2)	(0.1%)	(0.1%)	—
Core earnings margin	8.3%	8.7%	(0.4)	8.4%	8.3%	0.1

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

$500
$400
$300
$200
$100
$0
$156
$144
$435
$427
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD

Three and nine months ended September 30, 2025 compared to 2024
Net income decreased for the three month period, primarily due to an increase in the expense ratio as well as a higher group disability loss ratio, partially offset by a lower group life loss ratio. For the nine month period, net income decreased primarily due to an increase in the expense ratio as well as higher net realized losses, partially offset by a lower group life loss ratio, higher fully insured ongoing premiums, and higher net investment income.
Insurance operating costs and other expenses were higher for both the three and nine month periods due to higher staffing costs, including increased incentive compensation and benefits, higher technology costs, including increased investment, and higher commission costs.
Fully Insured Ongoing Premiums

$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$1,600
$658
$835
$1,603
$648
$835
$4,792
$1,966
$2,508
$4,817
$1,942
$2,517
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD
Group disability
Group life
Other [1]

[1]Other of $107 and $120 for the three months ended September 30, 2024 and 2025 respectively, and $318 and $358 for the nine months ended September 30, 2024 and 2025, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and nine months ended September 30, 2025 compared to 2024
Fully insured ongoing premiums remained flat for the three month period, as an increase in exposure on existing accounts was offset by lower sales during the past year. For the nine month period, premiums increased slightly over prior year and included an increase in exposure on existing accounts and persistency in excess of 90%.
Fully insured ongoing sales were flat for the three month period. For the nine month period, sales decreased compared to prior year driven by lower sales of the paid family and medical leave product and fewer large case sales.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
70.2
70.1
70.8
70.4
25.3
26.7
25.0
25.9
Q3 2024
Q3 2025
Sep 30 2024 YTD
Sep 30 2025 YTD
Expense ratio
Loss ratio

Three and nine months ended September 30, 2025 compared to 2024
Loss ratio remained relatively flat for the three months ended September 30, 2025, and improved 0.4 points for the nine months ended September 30, 2025. The group life loss ratio decreased 3.3 points for the quarter and 2.2 points year-to-date driven by lower mortality across both term and accidental life products. The group disability loss ratio increased 2.7 points for the quarter and 0.9 points year-to-date largely due to a benefit in the prior year related to an update to the long-term disability claim recovery rate reserve assumptions, which reduced the prior year loss ratios by 2.2 and 0.7 points, respectively, as well as slightly higher long-term disability loss trends, partially offset by paid family and medical leave product pricing actions.
Expense ratio increased for the three and nine months ended September 30, 2025 primarily due to higher staffing costs, including increased incentive compensation and benefits, higher technology costs, including increased investment, and a higher commission ratio.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Hartford Funds - Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Fee income and other revenue	$277	$263	5%	$793	$766	4%
Net investment income	4	5	(20%)	14	14	—%
Net realized gains	5	7	(29%)	14	15	(7)%
Total revenues	286	275	4%	821	795	3%
Operating costs and other expenses	214	208	3%	626	614	2%
Income before income taxes	72	67	7%	195	181	8%
Income tax expense [1]	15	13	15%	41	38	8%
Net income	$57	$54	6%	$154	$143	8%
Daily average Hartford Funds AUM	$148,269	$137,888	8%	$142,789	$134,546	6%
ROA [2]	15.4	15.7	(2%)	14.4	14.2	1%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized gains excluded from core earnings, before tax	(1.3)	(2.1)	38%	(1.3)	(1.5)	13%
Effect of income tax expense	0.2	—	NM	0.3	0.3	—%
ROA, core earnings [2]	14.3	13.6	5%	13.4	13.0	3%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of AUM, as measured in basis points.
Hartford Funds Segment AUM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Mutual Fund and ETF AUM - beginning of period	$134,290	$123,686	9%	$128,054	$119,316	7%
Sales - Mutual Fund	7,098	5,669	25%	21,249	16,959	25%
Redemptions - Mutual Fund	(7,222)	(6,350)	(14%)	(24,495)	(21,130)	(16)%
Net flows - ETF	99	256	(61%)	274	150	83%
Net flows - Mutual Fund and ETF	(25)	(425)	94%	(2,972)	(4,021)	26%
Change in market value and other	6,732	7,105	(5%)	15,915	15,071	6%
Mutual Fund and ETF AUM - end of period	140,997	130,366	8%	140,997	130,366	8%
Third-party life and annuity separate account AUM	11,341	12,073	(6%)	11,341	12,073	(6)%
Hartford Funds AUM - end of period	$152,338	$142,439	7%	$152,338	$142,439	7%
Mutual Fund and ETF AUM by Asset Class

	As of September 30,
	2025	2024	Change
Equity - Mutual Funds	$94,454	$87,271	8%
Fixed Income - Mutual Funds	22,843	19,347	18%
Multi-Strategy Investments - Mutual Funds [1]	18,632	19,425	(4)%
Equity - ETF	2,094	1,847	13%
Fixed Income - ETF	2,974	2,476	20%
Mutual Fund and ETF AUM	$140,997	$130,366	8%
[1]Includes balanced, allocation and alternative investment products.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2025 compared to 2024
Net income increased for the three and nine months ended September 30, 2025, primarily due to an increase in fee income net of operating costs and other expenses driven by higher daily average AUM, partially offset by a decrease in net realized gains.

Hartford Funds AUM
September 30, 2025 compared to 2024
Hartford Funds AUM increased primarily due to an increase in equity market levels, partially offset by net outflows over the preceding twelve month period. Net outflows were $25 and $3.0 billion, respectively, for the three and nine months ended September 30, 2025 compared to net outflows of $425 and $4.0 billion, respectively, for the three and nine months ended September 30, 2024.

Corporate - Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Fee income [1]	$10	$10	—%	$31	$30	3%
Other revenue	6	1	NM	12	2	NM
Net investment income [2]	14	17	(18%)	42	47	(11%)
Net realized gains [2]	21	14	50%	25	31	(19%)
Total revenues	51	42	21%	110	110	—%
Benefits, losses and loss adjustment expenses [3]	2	1	100%	4	5	(20%)
Insurance operating costs and other expenses [1]	13	12	8%	41	37	11%
Interest expense [4]	50	49	2%	150	149	1%
Restructuring and other costs	—	1	(100%)	—	2	(100%)
Total benefits, losses and expenses	65	63	3%	195	193	1%
Loss before income taxes	(14)	(21)	33%	(85)	(83)	(2%)
Income tax benefit [5]	(32)	(9)	NM	(53)	(39)	(36%)
Net income (loss)	18	(12)	NM	(32)	(44)	27%
Preferred stock dividends	6	6	—%	16	16	—%
Net income (loss) available to common stockholders	$12	$(18)	167%	$(48)	$(60)	20%
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net income (loss) available to common stockholders

Three and nine months ended September 30, 2025 compared to 2024
Net income available to common stockholders changed from a net loss available to common stockholders for the three months ended September 30, 2025, primarily driven by a higher net tax benefit, which includes a release of a provision for an uncertain tax position and tax related interest accruals, as well as higher net realized gains.
Net loss available to common stockholders decreased for the nine months ended September 30, 2025, primarily driven by a higher net tax benefit, which includes a release of a provision for an uncertain tax position and tax related interest accruals, partially offset by lower net realized gains and lower net investment income. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

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
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2025 [1]

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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC; respectively, there is no remaining limit available under either agreement as of December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company collected recoveries from National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., under the Navigators ADC and as a result amortized $64 and $87 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2025, the deferred gain on the Navigators ADC has been fully amortized. As of December 31, 2024, the deferred gain on the Navigators ADC was $64, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
As of September 30, 2025, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2025						December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,752	$—	$34	$(3)	$2,783	6.2%	$2,554	$—	$19	$(11)	$2,562	6.0%
Other	1,718	—	19	(14)	1,723	3.8%	1,394	—	9	(28)	1,375	3.3%
CLOs	3,368	—	11	—	3,379	7.5%	3,237	—	13	—	3,250	7.6%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,221	(14)	20	(93)	1,134	2.5%	1,284	(13)	16	(128)	1,159	2.7%
Bonds	1,357	—	2	(69)	1,290	2.8%	1,597	—	1	(114)	1,484	3.5%
Interest only	74	—	3	(3)	74	0.2%	95	—	4	(6)	93	0.2%
Corporate
Basic industry	1,140	—	17	(18)	1,139	2.5%	1,100	—	5	(43)	1,062	2.5%
Capital goods	1,757	—	45	(32)	1,770	3.9%	1,769	—	14	(69)	1,714	4.0%
Consumer cyclical	1,687	—	35	(37)	1,685	3.7%	1,599	—	9	(63)	1,545	3.6%
Consumer non-cyclical	2,826	—	55	(80)	2,801	6.2%	2,641	—	16	(139)	2,518	5.9%
Energy	1,518	—	29	(36)	1,511	3.3%	1,395	—	10	(59)	1,346	3.2%
Financial services	7,162	—	82	(130)	7,114	15.7%	6,455	—	28	(245)	6,238	14.7%
Tech./comm.	3,222	—	66	(93)	3,195	7.1%	2,848	—	19	(169)	2,698	6.3%
Transportation	871	—	13	(36)	848	1.9%	930	—	5	(58)	877	2.1%
Utilities	2,768	—	43	(116)	2,695	6.0%	2,464	(3)	11	(167)	2,305	5.4%
Real estate investment trusts ("REITs")	325	—	4	(8)	321	0.7%	354	—	—	(21)	333	0.8%
Foreign govt./govt. agencies	403	—	9	(3)	409	0.9%	500	—	3	(23)	480	1.1%
Municipal bonds
Taxable	1,571	—	21	(94)	1,498	3.3%	1,384	—	6	(126)	1,264	3.0%
Tax-exempt	3,119	—	61	(197)	2,983	6.6%	4,190	—	71	(221)	4,040	9.5%
Residential Mortgage-Backed Securities ("RMBS")
Agency	3,193	—	27	(150)	3,070	6.8%	3,002	—	7	(225)	2,784	6.5%
Non-agency	2,794	—	16	(115)	2,695	6.0%	2,586	—	6	(168)	2,424	5.7%
Sub-prime	13	—	—	—	13	—%	22	—	—	—	22	0.1%
U.S. Treasuries	1,192	—	6	(125)	1,073	2.4%	1,138	—	—	(144)	994	2.3%
Total fixed maturities, AFS	$46,051	$(14)	$618	$(1,452)	$45,203	100.0%	$44,538	$(16)	$272	$(2,227)	$42,567	100.0%
FVO securities					$191						$308
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The fair value of fixed maturities, AFS increased as compared to December 31, 2024, primarily due to net additions of corporate bonds and high-quality ABS, partially offset by net reductions to tax-exempt municipal bonds. The increase was also due to higher valuations as a result of lower interest rates and tighter credit spreads.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,606	$5,277	11.7%	$5,424	$4,937	11.6%
AAA	7,563	7,482	16.6%	7,340	7,166	16.8%
AA	7,463	7,313	16.2%	7,762	7,484	17.6%
A	12,810	12,628	27.9%	11,422	10,933	25.7%
BBB	10,293	10,179	22.5%	10,227	9,722	22.8%
BB & below	2,316	2,324	5.1%	2,363	2,325	5.5%
Total fixed maturities, AFS [1]	$46,051	$45,203	100.0%	$44,538	$42,567	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Commercial & Residential Real Estate

Exposure to CMBS & RMBS Bonds by Credit Quality as of September 30, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$12	$11	$1,209	$1,123	$—	$—	$—	$—	$—	$—	$1,221	$1,134
Bonds	460	448	401	380	199	186	162	157	135	119	1,357	1,290
Interest Only	41	41	24	24	4	5	5	4	—	—	74	74
Total CMBS	513	500	1,634	1,527	203	191	167	161	135	119	2,652	2,498
RMBS
Agency	—	—	3,193	3,070	—	—	—	—	—	—	3,193	3,070
Non-Agency	1,714	1,648	778	752	243	238	55	53	4	4	2,794	2,695
Sub-Prime	1	1	3	3	1	1	5	5	3	3	13	13
Total RMBS	1,715	1,649	3,974	3,825	244	239	60	58	7	7	6,000	5,778
Total CMBS & RMBS	$2,228	$2,149	$5,608	$5,352	$447	$430	$227	$219	$142	$126	$8,652	$8,276

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2024
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$14	$14	$1,270	$1,145	$—	$—	$—	$—	$—	$—	$1,284	$1,159
Bonds	609	578	407	376	267	240	147	137	167	153	1,597	1,484
Interest Only	53	51	31	31	6	6	5	5	—	—	95	93
Total CMBS	676	643	1,708	1,552	273	246	152	142	167	153	2,976	2,736
RMBS
Agency	—	—	3,002	2,784	—	—	—	—	—	—	3,002	2,784
Non-Agency	1,564	1,467	746	697	203	193	65	61	8	6	2,586	2,424
Sub-Prime	1	1	5	5	2	2	7	7	7	7	22	22
Total RMBS	1,565	1,468	3,753	3,486	205	195	72	68	15	13	5,610	5,230
Total CMBS & RMBS	$2,241	$2,111	$5,461	$5,038	$478	$441	$224	$210	$182	$166	$8,586	$7,966
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
As of September 30, 2025, mortgage loans had an amortized cost of $6.7 billion and carrying value of $6.6 billion, with an ACL of $49. As of December 31, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $44.
The Company funded $786 of commercial mortgage loans, primarily industrial and multifamily properties, with a weighted average loan-to-value (“LTV”) ratio of 57% and a weighted average yield of 6.5% during the nine months ended September 30, 2025. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2025, or December 31, 2024.
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$839	$834	AA	$1,033	$1,008	AA
Pre-Refunded [1]	45	45	AA+	86	87	AA+
Revenue
Transportation	934	892	A+	1,134	1,084	A+
Health Care	878	815	A+	864	789	A+
Leasing [2]	528	501	AA	627	588	AA
Education	358	344	AA	402	385	AA
Water & Sewer	250	230	AA	308	289	AA
Sales Tax	165	163	AA	183	183	AA
Power	152	144	A+	281	272	A
Housing	145	140	AA	195	185	AA
Other	396	373	AA-	461	434	AA-
Total Revenue	3,806	3,602	AA-	4,455	4,209	AA-
Total Municipal	$4,690	$4,481	AA-	$5,574	$5,304	AA-
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
As of September 30, 2025, the largest issuer concentrations were CommonSpirit Health, the State of California, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2024, the largest issuer concentrations were the State of Illinois, the State of California, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 7% of the fair value of the Company's investment portfolio.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(11)	(2.2%)	$(13)	(2.5%)	$(33)	(2.3%)	$(79)	(5.3%)
Private equity funds	56	10.2%	29	6.1%	95	6.2%	71	5.1%
Other funds	33	18.3%	12	8.6%	59	11.8%	40	10.5%
Other alternative investments [2]	13	8.8%	9	6.6%	22	5.2%	37	9.7%
Total	$91	6.7%	$37	3.0%	$143	3.7%	$69	1.9%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy, which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,915	34.4%	$1,907	37.8%
Private equity funds	2,302	41.4%	1,956	38.8%
Other funds	770	13.9%	623	12.4%
Other alternative investments [1]	573	10.3%	556	11.0%
Total	$5,560	100.0%	$5,042	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.5 billion as of September 30, 2025, and have decreased $775 since December 31, 2024, primarily due to lower interest rates and tighter credit spreads. As of September 30, 2025, $1.1 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.3 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	154	$961	$—	$(5)	$956	1,044	$9,577	$—	$(186)	$9,391
Greater than three to six months	25	369	—	(5)	364	71	678	—	(24)	654
Greater than six to nine months	87	689	—	(12)	677	13	33	—	(1)	32
Greater than nine to eleven months	173	1,692	—	(30)	1,662	44	363	—	(32)	331
Twelve months or more	2,341	16,136	(14)	(1,400)	14,722	2,761	18,938	(13)	(1,984)	16,941
Total	2,780	$19,847	$(14)	$(1,452)	$18,381	3,933	$29,589	$(13)	$(2,227)	$27,349

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	—	$—	$—	$—	$—	132	$1,003	$(3)	$(224)	$776
Greater than three to six months	8	74	—	(15)	59	3	3	—	(1)	2
Greater than six to nine months	16	102	—	(22)	80	4	24	(1)	(6)	17
Greater than nine to eleven months	41	269	—	(62)	207	4	44	—	(12)	32
Twelve months or more	86	771	(1)	(231)	539	93	811	(1)	(259)	551
Total	151	$1,216	$(1)	$(330)	$885	236	$1,885	$(5)	$(502)	$1,378
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2025
For the three months ended September 30, 2025, the Company recorded no credit losses. For the nine months ended September 30, 2025, the Company recorded a net credit loss reversal of $2, primarily attributable to a decrease in the ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS. For the three and nine months ended September 30, 2025, there were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three and nine months ended September 30, 2024
For the three and nine months ended September 30, 2024, the Company recorded net credit losses of $0 and $2, respectively. Net credit losses were primarily attributable to increases in the ACL of $1 on CMBS and $1 on a below investment grade corporate issuer. For the three and nine months ended September 30, 2024 unrealized losses on securities with an ACL recognized in OCI were $0 and less than $1, respectively.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three and nine months ended September 30, 2025
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
For both the three and nine months ended September 30, 2025, the Company recorded an increase in the ACL on mortgage loans of $6. The increase in the allowance is primarily attributable to weaker real estate fundamentals, property specific declines, and net additions of new loans.
Three and nine months ended September 30, 2024
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

Capital available to the HIG Holding Company as of September 30, 2025:
•Approximately $1.3 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through September 24, 2030. As of September 30, 2025, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding company.

Dividends and other sources of capital for the nine months ended September 30, 2025:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $1.1 billion of net dividends from the Company's property and casualty insurance subsidiaries through September 30, 2025;
•Employee Benefits - HIG Holding Company received $517 in dividends from Hartford Life and Accident Insurance Company ("HLA") through September 30, 2025;
•Hartford Funds - HIG Holding Company received $115 in dividends from Hartford Funds through September 30, 2025; and
•Other - HIG Holding Company received $30 in dividends from other subsidiaries through September 30, 2025.

Expected liquidity requirements for the next twelve months as of September 30, 2025:
•$194 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$655 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of September 30, 2025:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2024 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the nine months ended September 30, 2025, the Company repurchased 9.9 million common shares for $1.2 billion under the $3.3 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2026. As of September 30, 2025, the Company has $1.95 billion remaining for equity repurchases under the current share repurchase program. During the period October 1, 2025 through October 24, 2025, the Company repurchased 1.0 million common shares for $131.
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2025:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 23, 2025	September 2, 2025	October 2, 2025	$0.520
October 27, 2025	December 1, 2025	January 5, 2026	$0.600
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 23, 2025	November 3, 2025	November 17, 2025	$375.00
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
Through the first nine months of 2025, HIG Holding Company received $1.8 billion of net dividends from its subsidiaries, including $517 from HLA, $115 from Hartford Funds, $30 from other subsidiaries and $1.1 billion from its P&C subsidiaries, excluding $50 of P&C dividends that were subsequently contributed to P&C subsidiaries and $66 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. As of September 30, 2025, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Condensed Consolidated Financial Statements and Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
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
As of September 30, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. As of September 30, 2025, there were no advances outstanding. Prior to October 1, 2025, the CTDOI permitted Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively without prior approval to secure FHLBB advances. Effective October 1, 2025, the Company is no longer subject to the CTDOI hypothecation limit or approval related to FHLBB advances. The Company’s pledge capacity is now subject to FHLBB’s collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire and HLA can each pledge up to $2 billion to secure FHLBB advances.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Condensed Consolidated Financial Statements.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($100 as of September 30, 2025) commitment. As of September 30, 2025, letters of credit with an aggregate face amount of $74 and £74 million, or $100, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of September 30, 2025, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
The Company does not have a 2025 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2025. For further discussion of pension and other postretirement benefit obligations, see Note 17 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of September 30, 2025, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of September 30, 2025
Fixed maturities	$37,096
Short-term investments	2,295
Cash	115
Less: Derivative collateral	62
Total	$39,444
Property & Casualty operations invested assets also include $149 in equity securities, $5.0 billion in mortgage loans and $4.3 billion in limited partnerships and other alternative investments.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits Operations
As of September 30, 2025
Fixed maturities	$8,106
Short-term investments	297
Cash	11
Less: Derivative collateral	17
Total	$8,397
Employee Benefits operations invested assets also include $34 in equity securities, $1.6 billion in mortgage loans and $1.1 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of September 30, 2025 were $37.7 billion and net of reinsurance and other recoverables were $31.1 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, in the Company's 2024 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of September 30, 2025 were $8.8 billion and net of reinsurance were $8.5 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2024 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2024 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of September 30, 2025 were $367 and net of reinsurance were $146. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of September 30, 2025, Hartford Funds cash and short-term investments were $372.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capitalization

Capital Structure
	September 30, 2025	December 31, 2024	Change
Long-term debt	$4,370	$4,366	—%
Total debt	4,370	4,366	—%
Common stockholders' equity excluding AOCI, net of tax	20,119	18,999	6%
Preferred stock	334	334	—%
AOCI, net of tax	(2,003)	(2,886)	31%
Total stockholders’ equity	$18,450	$16,447	12%
Total capitalization	$22,820	$20,813	10%
Debt to stockholders’ equity	24%	27%
Debt to capitalization	19%	21%
Total capitalization increased $2,007 as of September 30, 2025 compared to December 31, 2024 primarily due to net income in excess of common stockholder dividends in the period, and a decrease in net unrealized losses on fixed maturities, AFS partially offset by share repurchases.
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
Cash Flow

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$4,114	$4,035
Net cash used for investing activities	$(2,459)	$(2,412)
Net cash used for financing activities	$(1,695)	$(1,529)
Cash and restricted cash– end of period	$206	$281
Cash provided by operating activities increased in 2025 as compared to the prior year period primarily driven by an increase in P&C and Employee Benefits premiums received partially offset by an increase in loss and loss adjustment expenses paid and higher operating expenses, including increased commissions and staffing costs.
Cash used for investing activities increased in 2025 due to more cash generated from operating activities partially offset by more cash used in financing activities.
Cash used for financing activities increased in 2025 as compared to the prior year period primarily driven by an increase in treasury stock acquired, a change from net issuance to net return of shares under incentive and stock compensation plans, and an increase in dividends paid on common stock.
Operating cash flows for the nine months ended September 30, 2025 has been adequate to meet liquidity requirements.
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
On August 19, 2025, Standard & Poor's ("S&P") raised the long-term issuer credit and financial strength ratings on The Hartford's core subsidiaries to "AA-" from "A+" and the issuer credit rating on the Company to "A-" from "BBB+". At the same time, S&P upgraded all debt ratings of the Company, including raising the senior debt rating to "A-" from "BBB+". These upgrades reflect improved underwriting performance, strong profitability, and risk management that have increased the Company's capital resiliency. S&P's outlook for all ratings in this rating action are "stable".
On October 10, 2025, Moody's upgraded the senior unsecured debt rating of the Company to "A3" from "Baa1", upgraded the insurance financial strength ratings (IFS) of The Hartford's primary P&C insurance subsidiaries to "Aa3" from "A1", and affirmed the IFS rating of HLA at "A1". The ratings upgrade reflects the Company's track record of strong, stable profitability and strong risk adjusted capitalization supported by well diversified revenues and earnings from its P&C insurance, Employee Benefits and Hartford Funds businesses. Moody's outlook for all ratings in this rating action are "stable".

Insurance Financial Strength Ratings as of October 24, 2025
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA-	A1
Navigators Insurance Company	A+	AA-	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a	A-	A3
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2025	$13,294	$2,708	$16,002
Statutory income	1,943	450	2,393
Dividends to parent	(1,100)	(517)	(1,617)
Other items	(12)	(2)	(14)
Net change to U.S. statutory capital	831	(69)	762
U.S statutory capital at September 30, 2025	$14,125	$2,639	$16,764
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
H.R.1, known as the “One Big Beautiful Bill Act” was signed into law on July 4, 2025. This comprehensive budget reconciliation package consolidates a wide array of public policy priorities, reshaping federal policy across numerous sectors of the American economy, including taxation, healthcare, social safety nets, immigration and education. The changes in H.R.1 do not currently have a material impact on the Company's results of operations nor are they expected to in future periods.
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

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2025.
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

Repurchases of common stock by the Company during the quarter ended September 30, 2025 are set forth below. During the period from October 1, 2025 to October 24, 2025, the Company repurchased 1.0 million common shares for $131.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2025
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
				(in millions)
July 1, 2025 - July 31, 2025	1,368,296	$124.06	1,365,323	$2,180
August 1, 2025 - August 31, 2025	833,534	$131.43	829,732	$2,072
September 1, 2025 - September 30, 2025	951,333	$133.00	944,112	$1,948
Total	3,153,163	$128.71	3,139,167
[1]Includes 13,996 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $129.20 in employee tax withholding obligations related to net share settlements in the three months ended September 30, 2025.
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
Item 5.
Other Information
On August 4, 2025, Beth A. Costello, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and associated sale of up to 35,339 shares of the Company's common stock between January 2, 2026 and July 31, 2026 (or the date on which all shares have been sold), subject to certain conditions.

On August 25, 2025, Adin M. Tooker, President, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and associated sale of up to 23,933 shares of the Company's common stock between November 26, 2025 and August 14, 2026 (or the date on which all shares have been sold), subject to certain conditions.

Part II - Item 6. Exhibits
Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended September 30, 2025
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford Insurance Group, Inc. ("The Hartford"), as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
10.01	Second Amended and Restated Credit Agreement dated September 24, 2025, among The Hartford as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	8-K	001-13958	10.1	09/25/2025
*10.02	The Hartford 2025 Long Term Incentive Stock Plan, effective May 21, 2025.	S-8	333-289002	4.03	07/28/2025
*10.03	The Hartford 2025 Long Term Incentive Stock Plan Forms for Individual Award Agreements.**
*10.04	The Hartford 2025 Long Term Incentive Stock Plan Forms for Non-Employee Directors.**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.
*	Management contract, compensatory plan or arrangement.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	October 27, 2025	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)