Form 10-K
period 2025-12-31
HARTFORD INSURANCE GROUP, INC.
filed 2026-02-20
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $36 billion, based on the closing price of $126.87 per share of the Common Stock on the New York Stock Exchange on June 30, 2025.
As of February 19, 2026, there were outstanding 275,863,220 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

The Hartford Insurance Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025
[a]The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
[b] See Index to Consolidated Financial Statements and Schedules elsewhere herein.
[c]The information called for by Item 11 will be set forth in the Proxy Statement under the subcaptions "Compensation Discussion and Analysis", "Executive Compensation Tables", "Director Compensation", "Report of the Compensation and Management Development Committee", "Pay Versus Performance" and "CEO Pay Ratio" and is incorporated herein by reference.
[d]Any information called for by Item 13 will be set forth in the Proxy Statement under the caption and subcaption "Board and Governance Matters" and "Director Independence" and is incorporated herein by reference.
[e]The information called for by Item 14 will be set forth in the Proxy Statement under the caption "Audit Matters" and is incorporated herein by reference.

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
◦technological changes, including usage-based methods of determining premiums, advancements in certain emerging technologies, including machine learning, predictive analytics, “big data” analysis or other artificial intelligence functions, advancements in automotive safety features, the development of autonomous vehicles, and platforms that facilitate ride sharing could provide our competitors with a competitive advantage and could impact the rate and severity of claims, as well as the demand for our products;
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
◦the potential for difficulties arising from outsourcing, including vendors and similar third-party relationships;
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
Part I - Item 1. Business

Item 1.
Business
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Insurance Group, Inc. ("HIG") (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is a holding company for a group of subsidiaries that provide property and casualty ("P&C") insurance, employee group benefits insurance and services, and mutual funds and exchange-traded funds ("ETF") to individual and business customers in the United States, as well as in the United Kingdom and other international locations. The Hartford is headquartered in Connecticut and its oldest subsidiary, Hartford Fire Insurance Company, dates back to 1810. As of December 31, 2025, total assets and total stockholders’ equity of The Hartford were $86.0 billion and $19.0 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the insurance industry. The Company sells diverse and innovative products through multiple distribution channels to individuals and businesses and is considered a leading property & casualty and employee group benefits insurer. The Hartford Stag logo is a widely recognized symbol in the insurance industry.
As a holding company, HIG is separate and distinct from its subsidiaries and has no significant business operations of its own. The holding company relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of The Hartford Insurance Group, Inc. may be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
Purpose and Strategic Priorities
The Hartford’s mission is to provide people and businesses with the support and protection they need to pursue their unique ambitions, seize opportunity, and prevail through unexpected challenges. Our strategy to maximize value creation for all stakeholders remains consistent and focuses on the following priorities across our businesses:
•Embracing a culture of growth, innovation and cross-enterprise collaboration;
•Advancing leading underwriting capabilities across our portfolio to offer expanded products and services that solve for a broader range of customer needs;
•Maximizing distribution channels to increase market share;
•Deepening customer centricity by delivering seamless, personalized experiences that build lasting trust and reflect the evolving needs of those we serve;
•Optimizing organizational efficiency with a focus on continuous improvement;
•Accelerating artificial intelligence enablement and responsibly leveraging data, analytics, and digital capabilities to deliver smarter, faster outcomes across the businesses;
•Developing future ready talent to lead in a constantly evolving world; and
•Balancing use of excess capital for growth initiatives, investments in the business, and return to stockholders through dividends and share repurchases.
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
Part I - Item 1. Business
Reportable Segments and Corporate
The Hartford conducts business principally in five reportable segments, including Business Insurance, Personal Insurance, Property & Casualty Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reportable segments. For further discussion of the reportable segments, including financial disclosures of revenues by product line, significant segment expenses, net income (loss), and assets for each reportable segment, see Note 3 - Segment Information of Notes to Consolidated Financial Statements.
2025 Revenues of $28,368 by Segment/Category
[1]Includes Revenue of $73 for Property & Casualty Other Operations and $147 for the Corporate category.

Business Insurance
2025 Earned Premiums of $13,883 by Line of Business

2025 Earned Premiums of $13,883 by Product

Table of Contents	Index to Business
Part I - Item 1. Business
Principal Products and Services

Workers' Compensation	Covers employers for losses incurred due to employees sustaining an injury, illness or disability in connection with their work. Benefits paid under workers’ compensation policies may include reimbursement of medical care costs, replacement income, compensation for permanent injuries and benefits to survivors. Workers’ compensation is provided under both guaranteed cost policies (coverage for a fixed premium) and loss sensitive policies where premiums are adjustable based on the loss experience of the employer.
General Liability	Covers a business in the event it is sued for causing harm to a person and/or damage to property. General liability insurance covers third-party claims arising from accidents occurring on the insured’s premises or arising out of their operations. General liability insurance may also cover losses arising from product liability.
Marine	Encompasses various ocean and inland marine coverages including cargo, craft, hull, specie, transport and liability, among others.
Package Business	Covers both commercial property and general liability damages.
Commercial Property	Covers the building a business owns or leases as well as its personal property, including tools and equipment, inventory, and furniture. A commercial property insurance policy covers losses resulting from fire, wind, hail, earthquake, theft and other covered perils, including coverage for assets such as accounts receivable and valuable papers and records. Commercial property may include specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery. A commercial property insurance policy may also provide replacement of lost income resulting from a covered loss that interrupts business operations.
Professional Liability	Covers liability arising from directors and officers ("D&O") acting in their official capacity and liability for errors and omissions committed by professionals and others. Coverage may also provide employment practices insurance relating to allegations of wrongful termination and discrimination.
Bond	Encompasses fidelity and surety insurance, including commercial surety, contract surety and fidelity bonds. Commercial surety includes bonds that insure non-performance by contractors, license and permit bonds to help meet government-mandated requirements and probate and judicial bonds for fiduciaries and civil court proceedings. Contract surety bonds may include payment and performance bonds for contractors. Fidelity bonds may include ERISA bonds related to the handling of retirement plan assets and bonds protecting against employee theft or fraud. The Company also provides credit and political risk insurance ("CPRI") offered to clients with global operations.
Assumed Reinsurance	Includes assumed reinsurance of property, liability, surety, credit and political, marine and agriculture risks throughout the world but principally in Europe and the Americas. Business principally provides coverage on broad books of business (i.e. treaty), as opposed to individual risks (i.e., facultative).
Commercial Automobile	Covers damage to a business's fleet of vehicles due to collision or other perils (automobile physical damage). In addition to first party automobile physical damage, commercial automobile covers liability for bodily injuries and property damage suffered by third parties and losses caused by uninsured or under-insured motorists.
Through its three lines of business, small business, middle & large business, and global specialty, Business Insurance offers its products and services to businesses in the United States ("U.S.") and internationally. Business Insurance generally consists of products written for businesses of all sizes, largely distributed through retail agents and brokers, wholesale agents and global and specialty insurance and reinsurance brokers, serving both admitted and non-admitted markets. The majority of Business Insurance written premium is generated by small business and middle market lines (the portion of middle & large business excluding the loss-sensitive book), which provide coverage options and customized pricing based on the policyholder’s individual risk characteristics.
Small business provides coverages for small businesses, which the Company generally considers to be businesses with an annual payroll under $20, revenues under $50 and property values less than $20 per location. The Company serves a broad range of small businesses, with an average written premium of less than $5 thousand per policy. Primary coverages provided include workers' compensation, property, general liability and commercial automobile, with both property and general liability coverages offered as a single package policy, marketed under the Spectrum name. Small business also provides excess and surplus lines coverage to small businesses including property, general liability, umbrella and other coverages.

Middle & large business provides insurance coverage to a broad spectrum of companies, from mid-sized firms to large national accounts. These are businesses whose payroll, revenue and property values exceed the small business threshold. Middle & large business offers standard commercial lines products, including workers' compensation, property, general liability, commercial automobile and, umbrella and excess products, coupled with global specialty offerings. Middle & large business includes programs business which provides tailored programs, primarily to customers with common risk characteristics. For national accounts, a significant portion of the business is written through large deductible programs. Other programs written within middle & large business are loss sensitive, or retrospectively-rated where the ultimate premium collected from the insured is adjusted based on how incurred losses for the policy year develop over time, subject to a minimum and maximum premium. Also within middle & large business, the Company writes captive business, which provides tailored programs to those seeking a loss sensitive solution where premiums are adjustable based on loss experience. In addition to flexible premium structures, captive programs may offer potential tax advantages, enable a greater degree of self-insurance, and allow clients to retain underwriting profits with improved total cost of risk and enhanced risk management through customized coverage. Additionally, through business partners, middle & large business offers business insurance coverages to exporters and other U.S. companies with a physical presence overseas.

Lines of business written by small business and middle & large business are subject to rate regulation and written pricing increases or decreases that are partly in response to loss cost trends. Workers’ compensation rates are based on loss experience and are informed by data submitted through the

Table of Contents	Index to Business
Part I - Item 1. Business
National Council on Compensation Insurance ("NCCI"). Workers’ compensation rates have been under downward pressure for the industry due to favorable loss cost trends in recent years. General liability and commercial automobile rate increases have been supported by elevated loss cost trends in recent years, while rate increases in property are decelerating.
Global specialty provides a variety of customized insurance products, including property, general liability, marine, professional liability, bond, and excess and surplus lines, for companies of all sizes. Global specialty also offers various products internationally as a sole corporate member of Lloyd’s Syndicate 1221 ("Lloyd's Syndicate"). In addition, global specialty also offers assumed reinsurance for various risks including property, liability, surety, marine, credit and political, and agricultural, primarily in Europe and the America’s.

Marketing and Distribution
Business Insurance provides insurance products and services through the Company’s regional offices, branches and sales and policyholder service centers throughout the United States and, to a lesser extent, overseas, principally in the United Kingdom. The products are marketed and distributed using independent retail agents and brokers, wholesale agents and specialty insurance and reinsurance brokers, with business also sold direct-to-consumer. In addition, the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies in the United States and to members of affinity organizations. As the sole corporate member of Lloyd's Syndicate 1221, the Company has the exclusive right to underwrite business up to an approved level of premium in the Lloyd’s of London ("Lloyd's") market.
In the United States, independent agents, brokers and wholesalers are consolidating. While acquisition activity has slowed, we continue to expect large deals by well positioned companies. This will likely result in a larger proportion of written premium being concentrated among fewer agents, brokers and wholesalers. These distribution partners are looking to exercise more control over the insurance value chain and are leveraging data and analytics for bargaining power. Distribution continues to evolve, with revenue concentration intensifying among larger brokers and wholesalers maintaining secular growth; this dynamic places greater emphasis on carrier enablement, digital connectivity and differentiated service.
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
Existing competitors and new entrants, including start-up and non-traditional carriers, are actively looking to expand sales of business insurance products to small businesses through increasing their underwriting appetite, deepening their relationships with distribution partners, leveraging emerging artificial intelligence capabilities, and through on-line and direct-to-consumer marketing. Carriers that can quote business in an automated way have a competitive advantage by shortening the time from quoting to issuance. Through its industry-leading ICON quoting tool, The Hartford quotes over 75% of new business policies from admitted markets without human intervention. Emerging artificial intelligence-enabled capabilities are raising customer and distributor expectations for speed and automation and may further reshape how small business customers shop for coverage.
Middle & Large Business
Competition in this market includes stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. In addition, some larger brokers are now becoming competitors through acquisition of managing general agents or managing general underwriters.
The pricing of middle market and national accounts is prone to volatility over time due to changes in individual account characteristics and exposure, as well as legislative and macro-economic forces. National and regional carriers participate in the middle & large business insurance sector, resulting in a competitive environment where pricing and policy terms are critical to securing new business and retaining existing accounts. As a means to mitigate the cost of insurance, middle market and large commercial buyers may opt for loss-sensitive products in-lieu of guaranteed cost policies.
Middle & large business has historically been considered “higher touch” and involves highly specialized expertise, including individual underwriting and pricing decisions. Within this competitive environment, The Hartford is continuing to invest in its underwriting systems and capabilities, including investing in speed to market solutions, enhancing its digital experience, leveraging its sales and underwriting talent and expanding its use of data analytics, artificial intelligence capabilities and third party data to make expert risk selection and pricing decisions as the firm pursues responsible growth strategies to deliver target returns. In product development and related areas such as claims and risk engineering, the Company has expanded its capabilities in industry verticals, such as energy, construction, media arts & entertainment, technology and life science. The pace of change in artificial intelligence and shifting broker influence are increasing the importance of consistency, efficiency and resiliency across the end-to-end underwriting and service experience.

Table of Contents	Index to Business
Part I - Item 1. Business
Global Specialty
Global specialty competes against multi-national insurance and reinsurance companies, in the U.S and London markets. Global specialty writes many surplus lines of business, which are lines of business not written through standard products licensed or admitted in a state ("nonadmitted"). In recent years, surplus lines have accounted for a significant portion of the total U.S. property and casualty commercial market, and The Hartford continues to grow its surplus book of business. Excess & surplus growth has outpaced the overall market in recent years, though pricing conditions may vary by line as competition increases.
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

Personal Insurance
2025 Earned Premiums of $3,725 by Line of Business
2025 Earned Premiums of $3,725 by Product
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

Table of Contents	Index to Business
Part I - Item 1. Business
agents, amounted to earned premiums of $3.4 billion, $3.2 billion and $2.9 billion in 2025, 2024 and 2023, respectively. The AARP relationship provides The Company with a competitive advantage to capitalize on the continued growth of the over age 50 population. The mature market continues to expand, supporting sustained demand for tailored products and experiences.
The Company has rolled out its new cloud-based product and platform, Prevail, which is now in market in nearly all states. In mid-2025, Prevail was also introduced in the agency distribution channel and it will continue to roll out over time with 30 state launches planned by early 2027. Prevail is tailored to the mature market and includes digital service capabilities that provide real time transaction support. Among other things, overall rate levels, price segmentation, rating factors and underwriting procedures are being updated through the introduction of Prevail. Personal Insurance works with carrier partners to provide risk protection options for AARP members with needs beyond the company’s current product offering.
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
Competition
The personal automobile and homeowners insurance markets are highly competitive. In 2025, many personal lines insurance companies, including The Hartford, increased marketing spend in order to increase new business production after returning to new business rate adequacy. Personal Insurance is written by insurance companies of varying sizes that compete principally on the basis of price, product, service, including claims handling, the insurer's ratings and brand recognition. Companies with strong ratings, recognized brands, direct sales capability and economies of scale will have a competitive advantage. Industry conditions are evolving as automobile premium growth moderates with improving margin conditions, while homeowners show signs of stabilization even as catastrophe frequency and severity remain a key consideration.
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
The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business, and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. The Company continues to invest in capabilities to better utilize data and analytics, and thereby, refine and manage underwriting and pricing. Many carriers, including The Hartford, continue to invest in telematics capabilities to enable better risk selection and pricing segmentation in response to changes in driving patterns. In the states where the Prevail product has been rolled out, The Hartford offers its telematics program, TrueLane, which uses a mobile app solution to offer individualized pricing for policyholders based on their personal driving behavior including such attributes as braking, speed, distracted driving, and acceleration.
Also, automobile technology advancements, including lane departure warnings, backup cameras, automatic braking and active collision alerts, continue to be deployed and are expected to improve driver safety and reduce the likelihood of vehicle collisions. However, these features include expensive parts, contributing to increasing average claim severity.

Table of Contents	Index to Business
Part I - Item 1. Business

P&C Other Operations
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

Employee Benefits
2025 Premiums and Other Considerations of $6,645
Principal Products and Services

Group Life	Typically is term life insurance provided in the form of a yearly renewable policy. Other life coverages in this category include accidental loss of life and severe injury benefits and business travel accident insurance.
Group Disability	Consists primarily of short‑term disability, long‑term disability ("LTD"), and paid family leave coverages. These products generally provide a percentage of an employee’s income for a defined period when the employee is unable to work due to illness, injury, or qualifying family‑related leave. Benefits are designed to replace lost wages during periods of work interruption and support employees as they recover or care for eligible family members. Short-term and long-term disability policies have elimination periods that must be satisfied prior to benefit payments. The Company also earns fee income from leave management services for federal, state and employer family and medical leave and workplace accommodation programs, as well as the administration of employer self-funded disability plans.
Other Products	Includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
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
Statutory paid family and medical leave ("PFML") programs are a source of growth as the Company offers fully insured coverage or administers self-insured coverage for some of these programs. As of year-end 2025, thirteen states and the District of Columbia have enacted mandated PFML programs. Alabama, Arkansas, Florida, Kentucky, New Hampshire, South Carolina, Tennessee, Texas, Vermont, and Virginia have also created opt-in paid family leave programs, and additional states are considering adopting PFML programs.
Employee Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms at renewal in

Table of Contents	Index to Business
Part I - Item 1. Business
order to minimize the adverse effect of market trends, loss costs, changes in interest rates and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
Marketing and Distribution
The Employee Benefits distribution network is managed through a regional sales office system to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations. Additionally, the segment has relationships with several private exchanges which offer its products to employer groups. Technology providers, including human resources platform vendors, are taking an increasingly prominent role in influencing customer decisions that also influence selection of the employee benefits insurance provider. Carriers across the industry are increasing automated interfaces and digital workflows to meet distributor and employer expectations and to improve service and claim experiences.
Competition
Employee Benefits competes with numerous insurance companies and financial intermediaries marketing insurance products. The market for employee benefits continues to grow as employees and employers continue to demand employee benefits for addressing mental health, wellness, and caregiving costs. Growth is moderating as employment and wage growth slow, while opportunities continue in the small to mid-size segment and in employee-paid supplemental health offerings as employers seek cost relief.
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
We offer our voluntary products including critical illness, accident and hospital indemnity coverage to employees through our Employee Choice Benefits programs. The Company's enhanced enrollment and marketing tools, such as digital decision support and personalized recommendations, are providing additional opportunities to educate individual participants about supplementary benefits and deepen their knowledge about product selection.
In addition to providing group disability, leave management and life insurance, we offer integrated claim, leave and benefits administration with The Hartford's Ability Advantage platform.

Hartford Funds
Hartford Funds Segment Assets Under Management ("AUM") of $154,229 as of December 31, 2025

Third-party life and annuity separate accounts
$11,260
7%
Exchange-Traded Funds
$5,421
4%
Mutual Fund
$137,548
89%

Mutual Fund AUM of $137,548 as of December 31, 2025

Fixed
income
$23,659
17%
Multi-
strategy
investments
$18,424
13%
Equity
$95,465
70%

Table of Contents	Index to Business
Part I - Item 1. Business
Principal Products and Services

Mutual Funds
Includes approximately 60 actively managed mutual funds across a variety of asset classes including domestic and international equity, fixed income, and multi-strategy investments, principally sub-advised by two unaffiliated institutional asset management firms.

Exchange-traded funds	Includes actively managed ETFs and multifactor ETFs. Actively-managed ETFs include fixed income and domestic equity products utilizing the same investment platform as our mutual funds. Multifactor ETFs are designed to track indices using passive investment techniques that strive to improve performance relative to traditional capitalization-weighted indices.
Third-party life and annuity separate accounts under management	Relates to assets of the life and annuity business sold in May 2018 that are still managed by the Company's Hartford Funds segment.
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
Part I - Item 1. Business
Reserves
Total Reserves as of December 31, 2025 [1]
[1]Includes reserves for future policy benefits and other policyholder funds and benefits payable of $444 and $612, respectively, of which $291 and $409, respectively, relate to the Employee Benefits segment with the remainder related to run-off structured settlement and terminal funding agreements within Corporate.
The reserve for unpaid losses and loss adjustment expenses ("LAE") includes a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these insurance claims, including reserves related to both Property & Casualty and Employee Benefits.
Total Property & Casualty Reserves as of December 31, 2025

Personal Insurance
$2,275
6%
P&C Other
Operations
$2,705
7%
Business Insurance
$33,175
87%

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
Total Employee Benefits Reserves as of December 31, 2025 [1]
[1]Includes short duration contract reserves of $169 for short-term disability and $45 of supplemental health as well as reserves for future policy benefits that include $203 of paid up life reserves and policy reserves on life policies, $68 of reserves for conversions to individual life and $20 of other reserves.
Employee Benefits reserves include unpaid loss and loss adjustments expenses for LTD, group life and other lines of business as well as reserves for other policyholder funds and reserves for future policy benefits. Other policyholder funds and benefits payable represent deposits from policyholders, including policyholders of short-duration insurance contracts, where the Company does not have insurance risk but is subject to investment risk. Reserves for future policy benefits represent life-contingent reserves for which the Company is subject to insurance, interest rate, and investment risk.
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
Part I - Item 1. Business
Underwriting for P&C and Employee Benefits
The Company underwrites the risks it insures in order to manage exposure to loss through favorable risk selection and diversification. Risk modeling is used to manage, within specified limits, the aggregate exposure taken in each line of business and across the Company. For property and casualty business, aggregate exposure limits are set by geographic zone and peril. Products are priced according to the risk characteristics of the insured’s exposures. Rates charged for Personal Insurance products are filed with the states in which we write business. Rates for most Business Insurance products are also filed with the states but the premium charged may be modified based on the insured’s relative risk profile and workers’ compensation policies may be subject to modification based on prior loss experience. The Company also writes coverage in the excess and surplus lines market, within global specialty and small business, which is characterized by the absence of regulation related to rate and form and allows for more pricing and coverage flexibility to write certain classes of business. Pricing for Employee Benefits products, including long-term disability and life insurance, is also based on an underwriting of the risks and a projection of estimated losses, including consideration of investment income.
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
Geographic Distribution of Earned Premium
(% of total)

Location	Business Insurance	Personal Insurance	Employee Benefits	Total
California	9%	1%	2%	12%
New York	5%	1%	3%	9%
Texas	5%	2%	2%	9%
Florida	3%	1%	1%	5%
All other [1]	36%	10%	19%	65%
Total	58%	15%	27%	100%
[1]No other single state or country accounted for 5% or more of the Company's consolidated earned premium in 2025.
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
Part I - Item 1. Business
Investment Operations
Hartford Investment Management Company (“HIMCO”) is an Securities and Exchange Commission ("SEC") registered investment advisor and manages the Company's investment operations. HIMCO provides customized investment strategies for The Hartford's investment portfolio, as well as for The Hartford's pension plan and institutional clients.
As of December 31, 2025 and 2024, the fair value of HIMCO’s total assets under management was approximately $121.9 billion and $112.0 billion, respectively, including $55.6 billion and $50.9 billion, respectively, that were held in HIMCO managed third party accounts and $3.5 billion and $3.6 billion, respectively, that support the Company's pension and other postretirement plans.
The Hartford's Investment Portfolio of $64.0 billion as of December 31, 2025
Management of The Hartford's Investment Portfolio
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
Human Capital Resources
The Hartford has approximately 19,200 employees as of December 31, 2025.
Management, including the CEO and Chief Human Resources Officer ("CHRO"), establishes the hiring and compensation practices for our Company. The Board is periodically updated on key workforce metrics. The Board's Audit Committee receives an annual review of the Company's key employee relations measures. The Board’s Compensation and Management Development Committee (“Compensation Committee”) is regularly updated on employee engagement, turn-over, leader capabilities, future skill development and other workforce measures. In addition, the Compensation Committee is responsible for reviewing performance and approving compensation paid to senior executives, and, among other things, the oversight of succession and continuity planning for senior executive roles, setting the Company's executive compensation policy and administering the Company's Clawback Policy for senior executives. Our Human Resources team, led by our CHRO, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support and counseling they provide to our leaders, managers and employees, the Human Resources team also monitors key indicators and devises talent strategies based on trends across our employee population including strategic workforce planning, employee engagement, employee relations matters, career mobility, talent attraction, retention, and development.
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
To keep pace with the evolving needs of our customers and the expectations of employees and external candidates, we focus on a broad array of actions, including:
•Establishing comprehensive hiring strategies across executive, professional, and front-line roles to fill talent needs;
•Providing career growth and development opportunities aligned to our succession and strategic workforce plans through internal mobility, job progressions and learning programs;
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
•The Hartford Early Career Leadership Program, which offers programs in Actuarial, Finance, Underwriting, Claims, Operations, Technology, Data and Analytics through rotational development to gain a breadth of experiences;
•The Hartford’s Apprenticeship Program, which prepares students for careers in insurance;
•HartCloud Academy which offers an immersive training program for our mid-career engineers to advance their proficiency in cloud technologies;

Table of Contents	Index to Business
Part I - Item 1. Business
•The Hartford’s College Internship Program, which provides paid work experience and professional development opportunities for rising college seniors and graduate students supporting the Company’s early career talent pipeline; and
•The Hartford’s Tech Catalyst Program, which supports the development of early career software and data engineers through a structured ten-week onboarding and training program
The Hartford prioritizes sustaining a workforce that upholds the highest standards of ethics and trust. We are committed to creating a work environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. The Hartford believes that fostering a culture of integrity and ethical behavior leads to better decisions, outcomes and experiences for both our customers and employees. We believe that creating a work environment centered on trust enables us to attract, retain and leverage top talent to meet our business goals. We are committed to ethical conduct and a bias-free workplace for all employees as we build, enhance and sustain a welcoming and supportive culture.
In 2025, we achieved top quartile employee engagement and performance enablement scores, as measured by our enterprise engagement survey using independent third party benchmarks. These results were achieved in part due to continued focus on leader effectiveness, career growth, belonging and well-being.
We have nine Employee Resource Groups (“ERG’s”) that are voluntary participation groups led by employees, open to all and dedicated to enabling people to connect and collaborate for professional and business success. These groups focus on advancing the development of our employees and strengthening our business results through education, networking, mentorship and volunteer opportunities. As of December 31, 2025, over 60% of employees were members of at least one ERG.
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
The Hartford engages in a number of additional practices to ensure pay fairness, including:
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
We are committed to our extensive, long-standing policies and practices to help ensure fair pay across the organization, while staying attuned to external best practices and insights, and leveraging input from subject matter experts. We evaluate our performance every year, and as markets and talent pools shift over time we work to evolve our practices accordingly.
Employee Benefits and Well-Being
The Hartford offers a comprehensive benefits and well-being package that supports our employees’ physical, emotional, social and financial well-being and helps them achieve their full potential. Our extensive benefits include:
•Medical plan options;
•Dental and vision coverage options;
•401(k) plan with company non-elective and matching contributions;
•Paid time off ("PTO") with at least 25 days annually to start;
•Paid holidays;
•Flexible work schedules, including hybrid or remote work arrangements;
•Tuition reimbursement;
•Student loan repayment assistance;
•Family medical leave;
•Paid parental leave;

Table of Contents	Index to Business
Part I - Item 1. Business
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
Furthermore, political instability, politically motivated violence or civil unrest, may increase the frequency and severity of insured losses. In addition, a deterioration in global economic conditions and/or geopolitical conditions, including due to military action, trade wars, tariffs or other actions with respect to international trade agreements or policies, has the potential to, among other things, reduce demand for our products, reduce exposures we insure, drive higher inflation that could increase the Company’s loss costs and result in increased incidence of claims, particularly for workers’ compensation and disability claims. If current regional and/or global conflicts were to expand, there could be insurance losses or adverse economic impacts.
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
•Equity Markets Risk - A decline in equity markets may result in net realized losses on sales of equity securities, unrealized losses on equity securities held at fair value, reduce net investment income in future periods from our non-fixed income investment portfolio, including from limited partnerships and other alternative investments, or lower earnings from Hartford Funds where fee income is earned based upon the fair value of the assets under management. For additional information on equity market sensitivity, see

Part I - Item 1A. Risk Factors
Part II, Item 7, MD&A - Enterprise Risk Management, Financial Risk - Equity Risk.
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
In addition, due to the long-term nature of the liabilities within our Employee Benefits operations, particularly with respect to long-term disability, and our workers' compensation operations, declines in interest rates over an extended period of time would result in our having to reinvest at lower yields. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio. A decline in market value of invested assets due to an increase in interest rates could also limit our ability to realize tax benefits from recognized capital losses.
Our reserves for future policy benefits are sensitive to changing interest rate conditions. U.S. Generally Accepted Accounting Principles ("U.S. GAAP") guidance requires that we update reserves for future policy benefits for changes in discount rates quarterly which could cause volatility in our stockholders' equity.
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

Part I - Item 1A. Risk Factors
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
Climate change-related risks, including risks associated with global energy transition, may also adversely impact the value of the investments that we hold, resulting in potential realized or unrealized losses on our invested assets. Our decision to invest in certain securities, loans, or other investments may also be impacted by changes in climate patterns due to:
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

Part I - Item 1A. Risk Factors
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

Part I - Item 1A. Risk Factors
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
Our business could be affected by other technological changes, including further advancements in automotive safety features, the development of autonomous or “self-driving” vehicles, and platforms that facilitate ride sharing. These technologies could impact the frequency or severity of losses, disrupt the demand for certain of our products, or reduce the size of the automobile insurance market as a whole. The risks we insure are also affected by the increased use of technology in homes and businesses, including technology used in heating, ventilation, air conditioning and security systems and the introduction of more automated loss control measures. Increased use of advanced analytics (e.g., artificial intelligence) and automation in the workplace could potentially affect the demand for workers' compensation and employee benefits products over time. In addition, our business may be disrupted due to failures of accelerated technological changes, including our automation of minimally complex tasks, which may adversely impact our business and results of operations. While there is substantial uncertainty about the timing, penetration and reliability of such technologies, and the legal frameworks that may apply, such as

Part I - Item 1A. Risk Factors
to autonomous vehicles, any such impacts could have a material adverse effect on our business and results of operations.
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
Changes in industry practices and in legal, judicial, social and other environmental conditions, technological advances or fraudulent activities, may require us to pay claims we did not intend to cover when we wrote the policies. Social, economic, political and environmental issues, including rising income inequality, reduction and further delays in government social programs such as Social Security Disability, attorney representation rates, legal system abuse, climate change, prescription drug use and addiction, exposures to new substances or those substances previously considered to be safe and found to have latent exposure, along with the use of social media to proliferate messaging around such issues, have expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues may also lead to expansive, new theories for reporting claims or may lead to the passage of "reviver" statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse claims. In addition, these and other social, economic, political and environmental issues may extend coverage beyond our underwriting intent, potentially increase jury awards, and/or increase the frequency or severity of claims.
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

Part I - Item 1A. Risk Factors
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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of U. S. GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. If our capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may need to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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
Moreover, as a holding company that is separate and distinct from its insurance subsidiaries, HIG has no significant business operations of its own. Therefore, HIG relies on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet its obligations. Subsidiary dividends fund payments on its debt securities and the payment of dividends to stockholders on its capital stock. Connecticut state laws and certain other U.S. jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. The laws and regulations of the countries in which its international insurance subsidiaries are incorporated or deemed commercially domiciled, as well as requirements of the Council of Lloyd’s, also impose limitations on the payment of dividends which, in some instances, are more restrictive. Dividends paid from its insurance subsidiaries are further dependent on their cash requirements. In addition, in the event of liquidation or reorganization of a subsidiary, prior claims of a subsidiary’s creditors may take precedence over the holding company’s right to a dividend or distribution from the subsidiary except to the extent that the holding company may be a creditor of that subsidiary. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources and Liquidity.
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

Part I - Item 1A. Risk Factors
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
We use technology to process, store, retrieve, evaluate and analyze customer and company data and information. Our information technology ("IT") and telecommunications systems, in turn, interface with and rely upon third-party systems. We, and our customers, service provides, and other third parties, as applicable, must be able to access these systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, administer mutual funds, provide customer support, manage our investment portfolios, report on financial results and perform other necessary business functions.
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
Our systems have been, and will likely continue to be, subject to viruses or other malicious code, unauthorized access, cyber-attacks (such as ransomware and denial of service), cyber frauds or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cyber security systems, administrative, accounting and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks, business email compromises, ransomware or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect proprietary and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information. Use of artificial intelligence by us or by such third parties could also result in inadvertent disclosure of our confidential information.
Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state, federal and international regulations regarding data privacy are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information, including through artificial intelligence technology, could result in legal liability, regulatory action and reputational harm.
Third parties, including third party administrators and cloud-based systems, are also subject to cyber-attacks and breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations or liquidity. These risks could increase and become more complex as third parties incorporate new technologies, including artificial intelligence. Our increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in our operations. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Performance problems due to outsourcing and other third-party relationships may compromise our ability to conduct business.
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of contracts or renewals with certain third-party providers, or if such third-party providers experience disruptions in their processes or with relied upon vendors, or if they do not perform as anticipated, we may be unable to meet our obligations to customers and claimants, incur higher costs and lose business which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the Risk Factor, “Our businesses may suffer and we may incur substantial costs if we are unable to access our systems

Part I - Item 1A. Risk Factors
and safeguard the security of our data in the event of a disaster, cyber breach, other information security incident or technology failure.”
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could be costly, divert significant resources and may not prove successful. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations or financial condition.

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
In the U.S., regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. For example, federal and state legislative efforts on Paid Family and Medical Leave, artificial intelligence, data privacy and cyber security, risk-based pricing, and sustainability practices could have unanticipated consequences for the Company and its businesses. It is unclear whether and to what extent Congress, the current Administration or individual states will continue to pursue these types of proposals, and how those changes might impact the Company, its business, financial conditions, results of operations or liquidity.
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
In addition, future regulatory initiatives could be adopted at the federal, state and international level that could affect the profitability of our businesses. For example, the NAIC and state insurance regulators periodically reexamine existing laws and regulations, specifically focusing on modifications to U.S. statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-
based capital, accounting and financial reporting, enterprise risk management and reinsurance which could, among other things, affect statutory measures of capital adequacy, including risk-based capital ratios.
Lawmakers and regulators at the federal, state and international levels are enacting laws and promulgating regulations and guidance related to climate change, with conflicting policies from jurisdiction to jurisdiction possible, which may impose additional costs on the Company, or expose us to new or additional risks. The Company could be subject to these enactments both as a public company generally and specifically as an insurer.
As a public company, we continue to monitor the development of various climate disclosure regimes. Such developments have stalled at the federal level, with the SEC having withdrawn its defense of its 2024 comprehensive climate rules, but have continued to expand in certain state and international jurisdictions. We may be subject to these reporting regimes based on the particulars of our corporate footprint. Other regulators may impose additional reporting requirements affecting our operations, such as disclosure related to greenhouse gas emissions (GHGe) and other climate-related information, thereby increasing our operating expenses and litigation risk.
As an insurer, insurance affordability and availability trends are under scrutiny by federal and state lawmakers and state insurance regulators with new laws and regulations potentially impacting exposure mix, growth, and reinsurance strategies. For example, regulators could impose new disclosure requirements regarding underwriting or investment in certain industry sectors or take other actions such as implementing a temporary moratorium on cancellation of policies within catastrophe prone areas. The Federal Insurance Office continues to analyze the potential for climate change to affect insurance and reinsurance coverage, which could result in increased data collection and reporting.
There has also been increased regulatory scrutiny of the use of emerging technologies related to artificial intelligence, including machine learning, predictive analytics and other “big data" techniques, and the potential for unfair discrimination or unintended bias arising from such use. We may be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. The NAIC adopted a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. About 25 states have adopted some form of the Model Bulletin. State insurance regulators may adopt their own guidelines for insurers independent of the NAIC guidance. We cannot predict what, if any, legislative or regulatory actions may be taken regarding these or other emerging technologies, but any inquiries and/or limitations could have a material impact on our business, business processes, financial condition, and results of operations.
In addition, changes in laws, regulations or executive orders, particularly relating to privacy and data security, may materially impede our ability to execute on business strategies and/or our ability to be competitive.
Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or

Part I - Item 1A. Risk Factors
increased statutory capital and reserve requirements. Moreover, should the Company be classified as an Internationally Active Insurance Group, it would be subject to additional requirements including the requirement to report its group capital ratio to state regulators under the NAIC Aggregation Method. Further, a particular regulator or enforcement authority may interpret a legal, accounting, or reserving issue differently than we have, exposing us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may be challenged by state insurance departments and other regulators. The result of those potential challenges could require us to increase levels of regulatory capital and reserves or incur higher operating and/or tax costs.
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
Like any major insurance company, litigation is a routine part of The Hartford’s business - both in defending and indemnifying our insureds and in litigating insurance coverage and benefits disputes. The Hartford accounts for such activity by establishing unpaid loss and loss adjustment expense reserves. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. Such changes also can be legislative or regulatory, including changes in federal or state laws and regulations relating to the liability of insurers or policyholders, such as state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims. Such changes could also come in the form of executive orders. Changes in the legal environment could result in changes in business practices, additional litigation, or unexpected losses, including increased frequency and severity of claims. Also, the emergence of new targets and new and expanding theories of liability for claims involving issues like global climate change, risks from products and substances alleged to cause damage, physical and mental health crises, new technologies, evolving legal system trends such as legal system abuse, attorney representation rates, and increased third-party litigation funding, and other socioeconomic and political dynamics could result in additional litigation exposure and unexpected losses. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect The Hartford’s business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws could adversely affect our business, financial condition, results of operations or liquidity.
Changes in federal, state or foreign tax laws and tax rates, regulations, or related executive orders could have a material adverse effect on our profitability or financial condition by increasing the Company's overall tax and compliance burdens. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is a risk that, in the context of tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders.
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
In connection with regular assessments of third-party service providers, vendor’s information security practices and protocols are assessed by the information protection team, including its readiness to protect against and respond to cybersecurity breaches. Third-party service providers are categorized in tiers depending on the significance of their operations to the Company’s business processes and risk assessments for vendors in the highest tier are completed periodically. With respect to cyber, we have procedures to verify service provider’s information security controls, and a vendor cyber questionnaire is completed that also addresses their resiliency in the event of an intrusion to their systems. We proactively communicate with suppliers to understand mitigation steps taken when major cyber exposures are identified.
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
To the best knowledge of Management, no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion of the Company's risks related to cybersecurity, see Part I, Item 1A, — Risk Factors for the risk factor "Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach, other information security incident or technology failure."
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
The Audit Committee is provided with updates on technology and cybersecurity risks at least four times annually, including annual reviews of the Company's cybersecurity program and technology risks and controls, and bi-annual updates on operational risks (in spring and fall). Given its importance, the full Board of Directors is invited to attend the annual cybersecurity program update and time is reserved at each Audit Committee meeting for cybersecurity technology matters that warrant discussion between the standing sessions. In addition, Enterprise Risk Management provides FIRMCo an assessment of cyber insurance risk once per year. The Audit Committee, FIRMCo and the full Board of Directors are apprised of developments in the external environment and business strategies that present additional potential cyber risk exposure to the Company on an as-needed basis. As a result,

Part I - Item 1C. Cybersecurity
cybersecurity and cyber risk are typically discussed more frequently than the annual minimum requirements.
The Company has established an Executive Privacy & Security Council ("EPSC") that meets semi-annually. The EPSC consists of a cross-functional senior leaders, including the Chief Information Officer ("CIO"), the Chief Information Security Officer ("CISO"), the Chief Risk Officer ("CRO"), the Chief Privacy Officer ("CPO") and General Counsel, among others. The EPSC receives a monthly written executive briefing on topics, and with metrics related to cybersecurity, including incident prevention, detection, mitigation and remediation. Quarterly, the Information Technology Risk Council, made up of senior IT leaders, is also provided with an update of cybersecurity risks and preparedness. Various other meetings are held on cybersecurity topics periodically, including monthly business operating reviews, and meetings of the Enterprise Risk and Capital Committee ("ERCC") and executive leadership team.
Both the CIO and the CISO have expertise assessing and managing cybersecurity risks. The CIO assumed his current role in March of 2025 and served in several similar technology leadership roles during his thirty-year career. The CISO has also held several senior-level information technology roles in his twenty-seven-year tenure with the Company and has served in his current role since 2021. In his various roles, he has been responsible for providing senior leadership in the areas of information security, IT governance risk & compliance, business continuity, and disaster recovery.

Item 2.
Properties
As of December 31, 2025, The Hartford owned building space totaling approximately 1.8 million square feet consisting of its home office complex in Hartford, Connecticut and other properties within the greater Hartford, Connecticut area. In addition, we lease offices throughout North America, the United Kingdom, India, and other overseas locations to house administrative, claims handling, sales and other business operations. As of December 31, 2025, The Hartford leased approximately 1 million square feet throughout the United
States, 13 thousand square feet in London and 28 thousand square feet in other international branches. All of the properties owned or leased are used by one or more of the five reportable segments, or are used for corporate purposes, depending on the location. For more information on reportable segments, see Part I, Item 1, Business Reportable Segments and Corporate. The Company believes its properties and facilities are suitable and adequate for current operations.
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

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5.
Market for The Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”. As of February 19, 2026, the Company had approximately 7,119 registered holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Repurchases of common stock by the Company during the quarter ended December 31, 2025 are set forth below. During the period from January 1, 2026 through February 19, 2026, the Company repurchased 1.8 million common shares for $247.

Repurchases of Common Stock by the Issuer for the Three Months Ended December 31, 2025
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
				(in millions)
October 1, 2025 - October 31, 2025	1,308,077	$128.74	1,306,750	$1,781
November 1, 2025 - November 30, 2025	749,458	$133.32	742,586	$1,683
December 1, 2025 - December 31, 2025	999,986	$136.74	999,986	$1,548
Total	3,057,521	$132.48	3,049,322
[1]Includes 8,199 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $126.44 in employee tax withholding obligations related to net share settlements in the three months ended December 31, 2025.
[2]Average price paid per share includes the purchase price of shares acquired and direct costs to acquire shares, including commissions and accrued 1% excise taxes.
[3]On July 25, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations. Share repurchase authorization does not include commissions or 1% excise tax costs.

Part II - Item 5. Market for the Hartford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Total Return to Stockholders
The following table presents The Hartford’s five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Cumulative Five-Year Total Return
	Base Period

Company/Index	2020	2021	2022	2023	2024	2025
The Hartford Insurance Group, Inc.	$100	$144.27	$162.04	$175.85	$243.66	$312.08
S&P 500 Index	$100	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Insurance Composite Index	$100	$132.12	$145.50	$158.97	$201.61	$209.85

$350
$300
$250
$200
$150
$100
$50
$0
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024
Dec 2025
The Hartford Insurance Group, Inc.
S&P 500 Index
S&P Insurance Composite Index

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
Certain reclassifications have been made to historical financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations to conform to the current period presentation.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as "NM" or not meaningful.
For discussion of the earliest of the three years included in the financial statements of the current filing, refer to Part II, Item 7, MD&A in The Hartford’s 2024 Form 10-K Annual Report.

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
Definitions of Non-GAAP and Other Measures and Ratios
Assets Under Management ("AUM")- Include mutual fund and ETF assets. AUM is a measure used by the Company's Hartford Funds segment because a significant portion of the segment’s revenues and expenses are based upon asset values. These revenues and expenses increase or decrease with a rise or fall in AUM whether caused by changes in the market or through net flows.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Book Value per Diluted Share excluding accumulated other comprehensive income (loss) ("AOCI")- This is a non-GAAP per share measure that is calculated by dividing (a) common stockholders' equity, excluding AOCI, after tax, by (b) common shares outstanding and dilutive potential common shares. The Company provides this measure to enable investors to analyze the amount of the Company's net worth that is primarily attributable to the Company's business operations. The Company believes that excluding AOCI from the numerator is useful to investors because it eliminates the effect of items that can fluctuate significantly from period to period, primarily based on changes in interest rates. Book value per diluted share is the most directly comparable U.S. GAAP measure.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Core Earnings

	For the years ended December 31,
	2025	2024	2023
Net income	$3,836	$3,111	$2,504
Preferred stock dividends	21	21	21
Net income available to common stockholders	3,815	3,090	2,483
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	96	56	152
Restructuring and other costs, before tax	—	2	6
Integration and other non-recurring M&A costs, before tax	7	8	8
Change in deferred gain on retroactive reinsurance, before tax [1]	(64)	(83)	194
Income tax expense (benefit) [2]	(9)	3	(76)
Core earnings	$3,845	$3,076	$2,767
[1]The Company recorded amortization of the deferred gain related to the Navigators adverse development cover ("Navigators ADC") of $64 and $145 for the year ended December 31, 2025 and 2024, respectively.. The deferred gain has been fully amortized as of September 30, 2025. In addition, for the year ended December 31, 2024, the Company ceded, $62 of losses under the asbestos and environmental adverse development cover ("A&E ADC"), which was reflected as an increase to the deferred gain. For additional information regarding the adverse development cover ("ADC") reinsurance agreements, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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
Underlying Loss and Loss Adjustment Expense Ratio- This non-GAAP financial measure is the cost of non-catastrophe loss and loss adjustment expenses incurred in the current accident year divided by earned premiums. The loss and loss adjustment expense ratio is the most directly comparable U.S. GAAP measure. Management believes that the underlying loss and loss adjustment expense ratio is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development ("PYD"). A reconciliation of the loss and loss adjustment expense ratio to the underlying loss and loss adjustment expense ratio is set forth in the Reportable Segment and Corporate Operating Summaries section within MD&A.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Income to Underwriting Gain (Loss)

	For the years ended December 31,
	2025	2024	2023
Business Insurance
Net income	$2,780	$2,349	$2,085
Adjustments to reconcile net income to underwriting gain:
Net investment income	(1,967)	(1,714)	(1,532)
Net realized losses	91	73	156
Other (income) expense	3	5	1
Income tax expense	712	576	502
Underwriting gain	$1,619	$1,289	$1,212
Personal Insurance
Net income (loss)	$447	$208	$(39)
Adjustments to reconcile net income (loss) to underwriting gain (loss):
Net investment income	(256)	(222)	(171)
Net realized losses	13	14	16
Net servicing and other (income) expense	(17)	(18)	(21)
Income tax expense (benefit)	113	49	(15)
Underwriting gain (loss)	$300	$31	$(230)
P&C Other Ops
Net loss	$(103)	$(127)	$(130)
Adjustments to reconcile net loss to underwriting loss:
Net investment income	(76)	(74)	(69)
Net realized losses	3	4	7
Other expense	1	4	—
Income tax benefit	(29)	(35)	(36)
Underwriting loss	$(204)	$(228)	$(228)
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
Written premium growth, for the Company's property and casualty insurance businesses, is a function of retention, pricing, exposure growth and new business, all of which can be impacted by competitive market conditions and general economic conditions. Changes in reinsurance programs can also impact written premium growth.

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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2025 Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $725 or 23%	Ý	Increased $2.97 or 29%	Ý	Increased $11.22 or 20%
+	The effect of higher earned premiums in P&C	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effective of share repurchases
+	More favorable P&C prior accident year reserve development
+	Lower underlying loss and LAE ratio in Personal Insurance
-	Higher underlying loss and LAE ratio in Business Insurance

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 2.9 points	Þ	Decreased 0.1 points
+	Higher yield on limited partnerships and other alternative investments	+	More favorable prior accident year reserve development	-	Higher group disability loss ratio
+	Reinvesting at higher interest rates	+	Lower underlying loss and LAE ratio in Personal Insurance	-	Higher expense ratio, including higher staffing and technology costs
-	Lower yield on variable-rate securities	+	Lower CAY catastrophe losses	+	Lower group life loss ratio
		-	Higher underlying loss and LAE ratio in Business Insurance	+	Higher net investment income

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Earned premiums	$24,030	$22,567	$21,026	6%	7%
Fee income	1,417	1,373	1,300	3%	6%
Net investment income	2,911	2,568	2,305	13%	11%
Net realized losses	(100)	(61)	(188)	(64%)	68%
Other revenues	110	88	84	25%	5%
Total revenues	28,368	26,535	24,527	7%	8%
Benefits, losses and loss adjustment expenses	15,238	14,874	14,238	2%	4%
Amortization of deferred policy acquisition costs	2,516	2,282	2,044	10%	12%
Insurance operating costs and other expenses	5,584	5,258	4,881	6%	8%
Interest expense	199	199	199	—%	—%
Amortization of other intangible assets	71	71	71	—%	—%
Restructuring and other costs	—	2	6	(100%)	(67%)
Total benefits, losses and expenses	23,608	22,686	21,439	4%	6%
Income before income taxes	4,760	3,849	3,088	24%	25%
Income tax expense	924	738	584	25%	26%
Net income	3,836	3,111	2,504	23%	24%
Preferred stock dividends	21	21	21	—%	—%
Net income available to common stockholders	$3,815	$3,090	$2,483	23%	24%
Year ended December 31, 2025 compared to 2024
Net income available to common stockholders increased by $725, primarily driven by:
•A higher P&C underwriting gain of $623, before tax, primarily driven by the effect of earned premium growth, a higher level of favorable prior accident year reserve development, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a higher underlying loss and LAE ratio in Business Insurance;
•Higher net investment income of $343, before tax, driven by a higher level of invested assets, higher income from limited partnerships and other alternative investments, and reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities; and
•Higher other revenues driven by an increase in valuation of an investment.
These increases were partially offset by:
•In Employee Benefits, the impact of a higher expense ratio, including higher staffing costs and technology costs, and a higher long-term disability loss ratio, partially offset by a lower group life loss ratio, a lower loss ratio on the paid family and medical leave product, and the impact of slightly higher fully insured ongoing premiums; and
•Higher net realized losses of $39, before tax.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums
Earned premiums increased by $1,463 or 6% primarily due to:
•An increase in P&C reflecting a 9% increase in Business Insurance and an 8% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across most lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by a decline in policies in-force.
•Employee Benefits earned premium was up slightly as an increase in exposure on existing accounts was largely offset by lower fully insured ongoing sales during the past year.
Fee income increased primarily due to a $42 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve-month period.

Net Investment Income
Net investment income increased due to the impact of a higher level of invested assets, higher income from limited partnerships and other alternative investments, and reinvesting at higher interest rates, partially offset by a lower yield on variable-rate securities.
Net realized losses increased primarily due to:
•Lower appreciation in value of equity securities in the 2025 period compared to the 2024 period;
•Losses on transactional foreign currency revaluation in the 2025 period compared to gains in the 2024 period;
•Greater depreciation in value of fixed maturities, at fair value using the fair value option (“FVO securities”) in the 2025 period due to changes in credit spreads;
•Impairment of a real estate joint venture in the 2025 period; and
•Gains on interest rate derivatives in the 2024 period.
These losses were partially offset by fewer net losses on sales of fixed maturities.
For further discussion of investment results, see MD&A - Investment Results, Net Investment Income and MD&A - Investment Results, Net Realized Gains (Losses).

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $364, due to:
•An increase in Property & Casualty of $355, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $679, before tax, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance.
Partially offset by:
–A favorable change of $304, before tax, in P&C net prior accident year reserve development, with net favorable development in the 2025 period of $424, before tax, and in the 2024 period of $120, before tax. Among other reserve changes, prior year reserve development included adverse development for A&E reserves of $165 and $203, before tax, in 2025 and 2024, respectively, of which $62 was ceded to National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc. (“Berkshire”) in 2024 under the A&E ADC and accounted for as a deferred gain under retroactive reinsurance accounting. As of December 31, 2024, the Company has ceded the cumulative treaty limit of $1.5 billion. Also included within net prior accident year reserve development for the year ended 2025 and 2024 was a benefit of $64 and $145, respectively related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025.
Losses and LAE Incurred for Employee Benefits
Apart from the A&E reserve changes and the amortization of the Navigators ADC deferred gain, net favorable reserve development was $347 higher in 2025. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, Personal Insurance automobile liability and physical damage, catastrophes, bond, homeowners, and commercial property, partially offset by unallocated loss adjustment expense (“ULAE”) reserves related to A&E reserves in P&C Other Operations. Favorable prior year reserve development in the 2024 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, personal automobile liability and physical damage, homeowners, professional liability and uncollectible reinsurance, partially offset by increases in reserves for general liability, commercial automobile liability, assumed reinsurance, and unallocated loss adjustment expense reserves related to A&E reserves in P&C Other Operations.
–A decrease in CAY catastrophe losses of $20, before tax. Catastrophe losses in the 2025 period included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and to a lesser extent, the Mid Atlantic and Mountain West regions as well as a loss of $305, net of reinsurance, from the January 2025 California Wildfire Event. Catastrophe losses in the 2024 period included losses from tornado, wind and hail events across several regions of the United States, as well as hurricanes and tropical storms primarily in the Southeast, South and Mid-Atlantic regions, and, to a lesser extent, from winter storms, primarily in the Pacific, Northeast, and South regions.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
For further discussion, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
•Employee Benefits losses and LAE increased slightly as a higher long-term disability loss ratio was partially offset by a lower group life loss ratio, reflecting reduced mortality, and improved results on the paid family and medical leave product due to pricing actions. The increase in long-term disability was driven by higher current-year loss trends and a benefit in the prior year related to an update to the long-term disability claim recovery rate assumptions.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, including higher incentive compensation and benefits costs, partly in response to increased business volume; and
•Higher technology costs, including increased investment.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Investment Results

Composition of Invested Assets
	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$46,041	72.0%	$42,567	71.9%
Fixed maturities, at fair value using the fair value option	168	0.2%	308	0.5%
Equity securities, at fair value	492	0.8%	603	1.0%
Mortgage loans (net of ACL of $49 and $44)	6,837	10.7%	6,396	10.8%
Limited partnerships and other alternative investments	5,804	9.1%	5,042	8.5%
Other investments [1]	262	0.4%	226	0.4%
Short-term investments	4,353	6.8%	4,068	6.9%
Total investments	$63,957	100.0%	$59,210	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
December 31, 2025 compared to 2024
Total investments increased primarily due to an increase in fixed maturities, AFS, at fair value and limited partnerships and other alternative investments.
Fixed maturities, AFS, at fair value increased primarily due to net additions of corporate bonds, high-quality residential mortgage-backed securities ("RMBS") and ABS, partially offset by net reductions to tax-exempt municipal bonds. The increase was also due to higher valuations as a result of lower interest rates.
Limited partnerships and other alternative investments increased primarily driven by additional investments and higher valuations.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	For the years ended December 31,
	2025		2024		2023
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,367	4.7%	$2,204	4.6%	$1,895	4.2%
Equity securities	21	4.4%	35	5.3%	45	3.7%
Mortgage loans	296	4.5%	266	4.2%	235	3.9%
Limited partnerships and other alternative investments	303	5.8%	148	3.0%	212	4.8%
Other [3]	23		14		9
Investment expense	(99)		(99)		(91)
Total net investment income	2,911	4.7%	2,568	4.3%	2,305	4.1%
Adjustment for net investment income from limited partnerships and other alternative investments	(303)	(0.2)%	(148)	0.1%	(212)	(0.1)%
Total net investment income excluding limited partnerships and other alternative investments	$2,608	4.5%	$2,420	4.4%	$2,093	4.0%
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
Year ended December 31, 2025 compared to 2024
Total net investment income increased primarily due to a higher level of invested assets, higher income from limited partnerships and other alternative investments, and the impact of reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased primarily due to the impact of reinvesting at higher rates, partially offset by a lower yield on variable-rate securities.
Average reinvestment rate on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the year-ended December 31, 2025 was 5.6%, which was above the average yield of sales and maturities of 5.0% for the same period. Average reinvestment rate on fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the year-ended December 31, 2024 was 5.9%, which was above the average yield of sales and maturities of 5.0% for the same period.
For the 2026 calendar year, we estimate the change in net investment income to increase due to a higher level of invested assets and a higher yield on limited partnerships and other alternative investments. The estimated change in net investment income is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	For the years ended December 31,
(Before tax)	2025	2024	2023
Gross gains on sales of fixed maturities	$61	$31	$30
Gross losses on sales of fixed maturities	(129)	(198)	(149)
Equity securities [1]	58	73	78
Net credit losses on fixed maturities, AFS [2]	—	(2)	(14)
Change in ACL on mortgage loans [3]	(6)	3	(15)
Other, net [4]	(84)	32	(118)
Net realized gains (losses)	$(100)	$(61)	$(188)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $49, $68, and $17 for the years ended December 31, 2025, 2024, and 2023, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Investment Portfolio Risk section of the MD&A.
[3]See ACL on Mortgage Loans within the Investment Portfolio Risk section of the MD&A.
[4]Includes gains (losses) on non-qualifying derivatives for the years ended December 31, 2025, 2024, and 2023 of $(16), $13, and $(108), respectively, and gains (losses) from transactional foreign currency revaluation of $(15), $20, and $(15), respectively.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Year ended December 31, 2025
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals and corporate securities to fund purchases of higher-yielding investments.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses primarily included losses of $30 on FVO securities due to a decrease in value, losses of $20 on a real estate joint venture impairment, losses of $15 on transactional foreign currency revaluation, and losses of $14 on equity derivatives driven by changes in equity market levels.
Year ended December 31, 2024
Gross gains and losses on sales were primarily due to sales of U.S. treasuries, corporate securities, tax-exempt municipals, and commercial mortgage-backed securities ("CMBS") largely to fund purchases of higher-yielding investments.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Loss and LAE Reserves, Net of Reinsurance as of December 31, 2025

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance	% Total Reserves-net
Workers’ compensation	$13,116	$—	$—	$13,116	41.7%
General liability	6,381	—	—	6,381	20.3%
Marine	361	—	—	361	1.1%
Package business [1]	2,973	—	—	2,973	9.5%
Commercial property	567	—	—	567	1.8%
Automobile liability	1,777	1,744	—	3,521	11.2%
Automobile physical damage	28	65	—	93	0.3%
Professional liability	1,691	—	—	1,691	5.4%
Bond	420	—	—	420	1.3%
Homeowners	—	424	—	424	1.3%
Asbestos and environmental	67	8	267	342	1.1%
Assumed reinsurance	934	—	65	999	3.2%
All other	171	6	367	544	1.7%
Total reserves-net	28,486	2,247	699	31,432	100.0%
Reinsurance and other recoverables	4,689	28	2,006	6,723
Total reserves-gross	$33,175	$2,275	$2,705	$38,155
[1]Business Insurance policy packages that include property and general liability coverages are generally referred to as the package line of business.
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of December 31, 2025

Property &
Casualty Other
Operations
$699
2%
Personal Insurance
$2,247
7%
Business Insurance
$28,486
91%

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
Factors that Change Reserve Estimates- Reserve estimates can change over time because of unexpected changes in the external environment. Higher than expected inflation in claim costs, such as with medical care, hospital care, automobile parts, wages, and home and building repair, would cause claims to settle for more than they are initially reserved. Changes in the economy can cause an increase or decrease in the number of reported claims (claim frequency). For example, an improving economy could result in more automobile miles driven and a higher number of automobile-related claims, or a change in economic conditions can lead to more or fewer workers’ compensation reported claims. An increase in the number or percentage of claims litigated can increase the average settlement amount per claim (claim severity). Changes in the judicial environment can affect interpretations of damages and how policy coverage applies, which could increase or decrease claim severity. Over time, judges or juries in certain jurisdictions may be more inclined to determine liability and award damages. New legislation can also change how damages are defined or change the statutes of limitations for the filing of civil suits, resulting in greater claim frequency or severity. In addition, new types of injuries may arise from exposures not contemplated when the policies were written. Past examples include pharmaceutical products, silica, lead paint, sexual molestation and sexual abuse and construction defects. Additionally, legal system abuse pressures, such as increased litigation funding and aggressive tactics by plaintiff attorneys, can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims impacting both general liability and automobile claim frequency and severity.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The allowance for uncollectible reinsurance comprises an ACL and an allowance for disputed balances. The ACL primarily considers the credit quality of the Company's reinsurers while the allowance for disputes considers recent outcomes in arbitration and litigation in disputes between reinsurers and cedants and recent commutation activity between reinsurers and cedants that may signal how the Company’s own reinsurance claims may settle. Where its reinsurance contracts permit, the Company secures reinsurance recoverables with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $66 as of December 31, 2025, comprised of $27 related to Business Insurance, $2 related to Personal Insurance and $37 related to Property & Casualty Other Operations.
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
Differences Between U.S. GAAP and Statutory Basis Reserves- As of December 31, 2025 and 2024, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately $1.4 billion lower than net reserves reported on a statutory basis, primarily due to reinsurance recoverables on the A&E adverse development cover reinsurance agreement which is recorded as a reduction of other liabilities under statutory accounting. For further discussion of these adverse development cover reinsurance agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. Excluding the effect of these retroactive reinsurance agreements, U.S. property and casualty insurance product reserves for losses and loss adjustment expenses, net of reinsurance recoverables, reported under U.S. GAAP were approximately equal to net reserves reported on a statutory basis.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Preferred Reserving Methods by Line of Business

Commercial property, homeowners and automobile physical damage	These short-tailed lines are relatively fast-developing and paid and reported development techniques are used. These methods use historical data to generate paid and reported loss development patterns, which are then applied to cumulative paid and reported losses by accident period to estimate ultimate losses. In addition to paid and reported development methods, for the most immature accident months, the Company uses frequency/severity techniques and methods that incorporate the initial ELR. The advantage of frequency/severity techniques is that frequency estimates are generally more stable and external information can be used to supplement internal data in estimating average severity. For personal automobile physical damage, the Company also considers gross loss, salvage and subrogation estimates to project net ultimate losses for recent accident periods.
Personal automobile liability	For personal automobile liability, and bodily injury in particular, in addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and the initial ELR. The Company generally uses the reported development method for older accident years and a combination of reported development, frequency/severity and the initial ELR for more recent accident years. For older accident periods, reported losses are a good indicator of ultimate losses given the high percentage of ultimate losses reported to date. For more recent periods, where there is more uncertainty and a higher percentage of open and unreported claims, putting some reliance on frequency/severity and initial expectations is prudent. The Company supplements these standard actuarial methods with a comprehensive review of claims diagnostics such as attorney representation, litigation, settlement rates, large loss impacts, and case reserve adequacy. Through reviewing the standard actuarial methods and claims diagnostics, a loss estimate can be calculated that considers these results and the age of the accident year that is being estimated.
Commercial automobile liability	The Company performs a variety of techniques, including the paid and reported development methods and frequency/severity techniques. For older, more mature accident years, the Company primarily uses reported development techniques. For more recent accident years, the Company relies on several methods that incorporate ELR, reported loss development, paid loss development, and frequency/severity.
Professional liability	Reported and paid loss development patterns for this line tend to be volatile. Therefore, the Company typically supplements the ELR method and paid and reported development methods with others such as individual claim reviews and frequency and severity techniques.
General liability, bond and large deductible workers’ compensation	For these long-tailed lines of business, the Company generally relies on the ELR and paid and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and shifting more weight onto paid and reported development methods as an accident year matures. The Company also uses various frequency/severity methods aimed at capturing large loss development and in some bond lines individual claim reviews are used.
Workers’ compensation	Workers’ compensation is the Company’s single largest reserve line of business and a wide range of methods are used. Due to the long-tailed nature of workers' compensation, the selection of methods is driven by ELR methods for recent accident years and then, as an accident year matures, shifting first to Bornhuetter-Ferguson and frequency/severity methods, then to paid and reported development methods, and finally to methods that are responsive to the inventory of open claims. Across these techniques, there are adjustments related to changes in emergence patterns across years, projections of future cost inflation, and outlier claims.
Marine	For marine liability, the Company generally relies on the ELR, Bornhuetter-Ferguson, and reported development techniques. The Company generally weights these techniques together, relying more heavily on the ELR method at early ages of development and then shifts towards Bornhuetter-Ferguson and then more towards the reported development method as an accident year matures. For marine property segments, the Company relies on Bornhuetter-Ferguson methods for early development ages then shifts to reported development techniques.
Assumed reinsurance and all other	Standard methods, such as ELR, Bornhuetter-Ferguson and reported development techniques are applied. These methods are informed by underlying treaty analyses supporting the ELRs, and cedant data will often inform the loss development patterns. In some instances, reserve indications may also be influenced by information gained from claims and underwriting audits. Policy quarter and policy year loss reserve estimates are then converted to an accident year basis.
Allocated loss adjustment expenses ("ALAE")	For some lines of business (e.g., professional liability, assumed reinsurance, and the acquired Navigators Group book of business), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and a ratio of paid ALAE to paid loss applied to loss reserves to estimate unpaid ALAE.
Unallocated loss adjustment expenses	ULAE is analyzed separately from loss and ALAE. For most lines of business, future ULAE costs to be paid are projected based on a claim projection method that applies an expected claim handling cost per unit to projected claims, leveraging the anticipated claim closure pattern and the ratio of paid ULAE to paid loss applied to estimated unpaid losses. For some lines, a simplified paid-to-paid approach is used.
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
For a discussion of changes to reserve estimates recorded in 2025, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements.
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
General liability- Within Business Insurance and Property & Casualty Other Operations, the Company has exposure to general liability claims, including from bodily injury, property damage and product liability. Reserves for these exposures can be particularly difficult to estimate due to the long development pattern and uncertainty around how cases will settle. In particular, the Company has exposure to bodily injury claims that arise from long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica, talcum powder, per-and polyfluoroalkyl substances ("PFAS"),Chronic Toxic Encephalopathy ("CTE") exposures and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions, and other organizations relating to sexual molestation and sexual abuse. For information related to the Company's settlement agreement with the Boy Scouts of America ("BSA"), see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements. State “reviver” statutes, extending statutes of limitations for certain sexual molestation and sexual abuse claims, could result in additional litigation or could result in unexpected sexual molestation and sexual abuse losses. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods, which can raise complex coverage issues with significant effects on the ultimate scope of coverage. Such exposures may also be impacted by insured bankruptcies. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the
Company monitors trends in litigation, the external environment including legislation, the similarities to other mass torts and the potential impact on the Company’s reserves. The Company also monitors the effects of legal system abuse and the impact of increased litigation funding and aggressive trial tactics by plaintiff attorneys that can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Additionally, uncertainty in estimated claim severity causes reserve variability, including the effect of changes in internal claim handling and case reserving practices.
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
Commercial automobile- Uncertainty in estimated claim severity causes reserve variability for commercial automobile losses including reserve variability due to changes in internal claim handling and case reserving practices as well as due to changes in the external environment, including but not limited to the impacts of legal system abuse mentioned in the general liability section above and many of the same drivers detailed in the personal automobile section below.
Directors and officers insurance- Uncertainty regarding the number and severity of security class action suits can result in reserve volatility for directors and officers insurance claims. Additionally, the Company’s exposure to losses under directors and officers insurance policies, both domestically and internationally, is primarily in excess layers, making estimates of loss more complex.
Personal automobile- While claims emerge over relatively shorter periods, estimates can still vary due to a number of factors, including uncertain estimates of frequency and severity trends. Severity trends are influenced by internal factors such as claim handling and case reserving practices, as well as external conditions including supply chain stability, which affect parts and labor costs. Severity trends can also be impacted by legal system abuse whereby increased litigation funding and aggressive trial tactics by plaintiff attorneys can introduce the risk of potentially increasing jury awards and an increase in the percentage of litigated claims. Changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Recent accident years have exhibited shifts in claim severity development, influenced by factors such as higher costs for advanced vehicle components and greater attorney

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
involvement, raising uncertainty about the reliability of historical patterns. In addition, the introduction of new products and class plans can lead to a different mix of business by type of insured than the Company experienced in the past. Changes in mix increase the uncertainty of the reserve projections since historical data and reporting patterns may not be applicable to the new business.
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

	Possible Change in Key Indicator	Reserves, Net of Reinsurance December 31, 2025	Estimated Range of Potential Reserve Development
Personal Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.7 billion	+/- $90
Commercial Automobile Liability	+/- 2.5 points to the annual assumed change in loss cost severity for the two most recent accident years	$1.8 billion	+/- $50
Workers' Compensation	2.5% change in paid loss development patterns	$13.1 billion	+/- $500
General Liability	8% change in reported loss development patterns	$6.4 billion	+/- $800

Table of Contents	Index to MD&A
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
The estimated liabilities of insureds and the Company’s exposure to the insureds depend heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by the Company’s lawyers and is subject to applicable privileges.
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
Total P&C Insurance Product Reserves Development
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2025 represent the Company’s best estimate of its ultimate liability for unpaid losses and loss adjustment expenses. However, because of the significant uncertainties surrounding reserves, it is possible that management’s estimate of the ultimate liabilities for these claims may change in the future and that the required adjustment to currently recorded reserves could be material to the Company’s results of operations or liquidity.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2025

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Reinsurance and other recoverables	4,637	20	2,096	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	7,909	2,307	—	10,216
Current accident year catastrophes	421	327	—	748
Prior accident year development	(441)	(179)	196	(424)
Total provision for unpaid losses and loss adjustment expenses	7,889	2,455	196	10,540
Change in deferred gain on retroactive reinsurance included in the provision for the period but reflected in other liabilities	64	—	—	64
Payments	(6,243)	(2,428)	(185)	(8,856)
Foreign currency adjustment	33	—	—	33
Ending liabilities for unpaid losses and loss adjustment expenses, net	28,486	2,247	699	31,432
Reinsurance and other recoverables	4,689	28	2,006	6,723
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,175	$2,275	$2,705	$38,155
Earned premiums and fee income	$13,928	$3,757
Loss and loss adjustment expense paid ratio [1]	44.8	64.6
Loss and loss adjustment expense ratio	56.8	65.9
Prior accident year development (pts) [2]	(3.2)	(4.8)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses for the Year Ended December 31, 2025, Net of Reinsurance
	Business Insurance	Personal Insurance	Total
Wind and hail	$177	$207	$384
Winter storms	12	9	21
Hurricanes and tropical storms	2	—	2
Wildfires [1]	144	111	255
Other international	1	—	1
Catastrophes before assumed reinsurance	336	327	663
Global assumed reinsurance business [1] [2]	85	—	85
Total catastrophe losses	$421	$327	$748
[1]Includes losses from the January 2025 California Wildfire Event of $305, net of reinsurance, including losses of $50 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Year Ended December 31, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(255)	$—	$—	$(255)
Workers’ compensation discount accretion	45	—	—	45
General liability	—	—	—	—
Marine	—	—	—	—
Package business	—	—	—	—
Commercial property	(42)	—	—	(42)
Professional liability	(17)	—	—	(17)
Bond	(71)	—	—	(71)
Assumed reinsurance	—	—	—	—
Automobile liability	12	(87)	—	(75)
Homeowners	—	(43)	—	(43)
Net asbestos and environmental reserves	—	—	165	165
Catastrophes	(63)	(21)	—	(84)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net [1]	14	(28)	25	11
Prior accident year development before change in deferred gain	(377)	(179)	196	(360)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(64)	—	—	(64)
Total prior accident year development	$(441)	$(179)	$196	$(424)
[1]Other reserve re-estimates, net for the year ended December 31, 2025 includes favorable change of $(34) in personal automobile physical damage reserves.
[2]The $(64) change in deferred gain on retroactive reinsurance for the year ended December 31, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting. As of December 31, 2025, the deferred gain on the Navigators ADC has been fully amortized.
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2025, please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.i

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Year Ended December 31, 2024

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$29,181	$2,068	$2,795	$34,044
Reinsurance and other recoverables	4,599	28	2,069	6,696
Beginning liabilities for unpaid losses and loss adjustment expenses, net	24,582	2,040	726	27,348
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	7,186	2,351	—	9,537
Current accident year catastrophes	486	282	—	768
Prior accident year development	(231)	(108)	219	(120)
Total provision for unpaid losses and loss adjustment expenses	7,441	2,525	219	10,185
Change in deferred gain on retroactive reinsurance included in other liabilities	145	—	(62)	83
Payments	(5,400)	(2,345)	(195)	(7,940)
Foreign currency adjustment	(25)	—	—	(25)
Ending liabilities for unpaid losses and loss adjustment expenses, net	26,743	2,220	688	29,651
Reinsurance and other recoverables	4,637	20	2,096	6,753
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$31,380	$2,240	$2,784	$36,404
Earned premiums and fee income	$12,764	$3,486
Loss and loss adjustment expense paid ratio [1]	42.3	67.3
Loss and loss adjustment expense ratio	58.5	73.1
Prior accident year development (pts) [2]	(1.8)	(3.1)
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
[2]Other reserve re-estimates, net for the year ended December 31, 2024 includes a favorable change of $(32) in personal automobile physical damage reserves.
[3]The $145 change in deferred gain on retroactive reinsurance for the year ended December 31, 2024 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2024, please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

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
[2]Other reserve re-estimates, net for the year ended December 31, 2023 includes an unfavorable change of $22 in personal automobile physical damage reserves.
For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2023 please refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Run-off A&E Summary as of December 31, 2025

	Asbestos	Environmental	Total Run-off A&E
Gross
Direct	$1,411	$370	$1,781
Assumed Reinsurance	401	65	466
Total	1,812	435	2,247
Ceded- other than NICO	(482)	(62)	(544)
Total net reserves, before ceded losses to NICO	$1,330	$373	1,703
Ceded - NICO A&E ADC "Run-off"			(1,436)
Net			$267
Rollforward of Run-off A&E Losses and LAE

	Asbestos	Environmental	Total Run-off A&E
2025
Beginning net reserves before reinsurance recoverable from NICO	$1,385	$377	$1,762
Losses and loss adjustment expenses incurred	122	43	165
Losses and loss adjustment expenses paid	(145)	(45)	(190)
Reallocation of intersegment balances [1]	(35)	(3)	(38)
Reclassification of allowance for uncollectible reinsurance [2]	3	1	4
Ending net reserves before reinsurance recoverable from NICO	$1,330	$373	1,703
Reinsurance recoverable from NICO A&E ADC [3]			(1,436)
Ending net reserves			$267
2024
Beginning net reserves before reinsurance recoverable from NICO	$1,337	$387	$1,724
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	167	36	203
Losses and loss adjustment expenses paid	(120)	(49)	(169)
Reclassification of allowance for uncollectible reinsurance [2]	1	3	4
Ending net reserves before reinsurance recoverable from NICO and intersegment balances	$1,385	$377	1,762
Reinsurance recoverable from NICO A&E ADC and intersegment balances			(1,538)
Ending net reserves			$224
2023
Beginning net reserves before reinsurance recoverable from NICO	$1,298	$374	$1,672
Losses and loss adjustment expenses incurred before ceding to NICO A&E ADC	156	38	194
Losses and loss adjustment expenses paid	(120)	(25)	(145)
Reclassification of allowance for uncollectible reinsurance [2]	3	—	3
Ending net reserves before reinsurance recoverable from NICO and intersegment balances	$1,337	$387	1,724
Reinsurance recoverable from NICO A&E ADC and intersegment balances			(1,476)
Ending liability — net			$248
[1]Represents a reallocation of expected A&E ADC recoveries from Run-off A&E primarily to Business Insurance.
[2]Related to the reclassification of an allowance for uncollectible reinsurance from the "all other" category of P&C Other Operations reserves.
[3]In addition to the $1,436 billion of ceded unpaid reinsurance loss and LAE recoverables related to the A&E ADC, the Company has also recorded $64 of paid reinsurance loss and LAE recoverables related to the A&E ADC on the Consolidated Balance Sheet as of December 31, 2025.
A&E Adverse Development Cover
Effective December 31, 2016, the Company entered into an A&E ADC reinsurance agreement with NICO to reduce uncertainty regarding potential adverse development. Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss and allocated loss adjustment expense reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion, including both
Run-off A&E and A&E reserves in Business Insurance and Personal Insurance. The $650 reinsurance premium was placed in a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and through 2025 continued to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covered substantially all the

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company’s A&E reserve development up to the reinsurance limit, which as of December 31, 2025, has been exhausted.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid have resulted in a deferred gain. As of December 31, 2025, the Company has exhausted the treaty limit and incurred a cumulative $1.5 billion in adverse development on A&E reserves that have been ceded under the A&E ADC treaty with NICO, all within Run-off A&E. As such, no remaining coverage is available for any future adverse net reserve development, which may be significant. The Company has recorded a $850 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1.5 billion and ceded premium paid of $650. As of December 31, 2025, the Company has paid cumulative losses in excess of the $1.7 billion attachment point. The Company has recorded $1,436 of ceded unpaid reinsurance loss and LAE recoverables and $64 of paid reinsurance loss and LAE recoverables related to the A&E ADC on the Consolidated Balance Sheet as of December 31, 2025. The
deferred gain will be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.
Net and Gross Survival Ratios
Net and gross survival ratios are a measure of the quotient of the carried reserves divided by average annual payments (net of reinsurance and on a gross basis) and is an indication of the number of years that carried reserves would last (i.e., survive) if future annual payments were consistent with the calculated historical average.The net survival ratios presented in the table below are calculated before considering the effect of the A&E ADC reinsurance agreement but net of other reinsurance in place.
Net and Gross Survival Ratios

	Asbestos	Environmental
One year net survival ratio	9.2	8.3
Three year net survival ratio	10.4	9.4
One year gross survival ratio	9.3	9.3
Three year gross survival ratio	10.4	8.9
Run-off A&E Paid and Incurred Losses and LAE Development

	Asbestos		Environmental		Total A&E
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2025
Gross	$194	$182	$47	$47	$241	$229
Ceded- other than NICO	(49)	(60)	(2)	(4)	(51)	(64)
Net - Gross of ADC	$145	$122	$45	$43	190	165
Ceded - NICO A&E ADC					(64)	—
Net					$126	$165
2024
Gross	$159	$206	$75	$49	$234	$255
Ceded- other than NICO	(39)	(39)	(26)	(13)	(65)	(52)
Net - Gross of ADC	$120	$167	$49	$36	169	203
Ceded - NICO A&E ADC					—	(62)
Net					$169	$141
2023
Gross	$171	$206	$24	$49	$195	$255
Ceded- other than NICO	(51)	(50)	1	(11)	(50)	(61)
Net - Gross of ADC	$120	$156	$25	$38	145	194
Ceded - NICO A&E ADC					—	(194)
Net					$145	$—
Annual Reserve Reviews
Review of Asbestos and Environmental Reserves
The Company performs its regular comprehensive annual review of asbestos and environmental reserves in the fourth quarter, including both Run-off A&E (P&C Other Operations) and asbestos and environmental reserves included in Business Insurance and Personal Insurance. As part of the evaluation of asbestos and environmental reserves in the fourth quarter of
2025, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos and environmental liability, as well as assumed reinsurance accounts.
2025 comprehensive annual reviews
As a result of the 2025 fourth quarter review, the Company increased asbestos and environmental reserves by a total of $165 in P&C Other Operations, which included increases of $122 and $43 for asbestos and environmental reserves, respectively. The increase in asbestos reserves was primarily driven by higher-than-expected frequency, an increase in claim

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
settlement rates, and higher settlement values for a subset of accounts. The increase in environmental reserves was due to higher environmental site cleanup and monitoring costs and higher legal expenses.
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
The total $203 increase in asbestos and environmental reserves was charged to earnings in 2024 within P&C Other Operations, which includes $62 that was ceded to the NICO ADC and recorded as a deferred gain under retroactive reinsurance accounting. As of December 31, 2024, the Company ceded the cumulative treaty limit of $1.5 billion.
For information regarding the 2023 comprehensive annual review, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in The Hartford’s 2024 Form 10-K Annual Report.
Review of "All Other" Reserves in Property & Casualty Other Operations
Prior year development on all other reserves resulted in increases of $31, $16 and $30, respectively for calendar years 2025, 2024 and 2023. Included in the 2025 adverse reserve development was an increase in ULAE reserves, primarily due to an increase in expected aggregate claim handling costs associated with asbestos and environmental claims.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. In performing its assessment, the Company evaluates the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in Property & Casualty Other Operations. In conducting these evaluations, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of 2025, 2024, and 2023 the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $37, $41 and $53, respectively. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Impact of Re-estimates on Property & Casualty Insurance Product Reserves
Estimating property and casualty insurance product reserves uses a variety of methods, assumptions and data elements. Ultimate losses may vary materially from the current estimates. Many factors can contribute to these variations and the need to change the previous estimate of required reserve levels. Prior accident year reserve development is generally due to the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or due to changes in interpretations of information and trends.
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past ten years. The range of prior accident year development shown in the table below is net of losses ceded, including losses ceded under two adverse development cover reinsurance agreements with NICO. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The ranges presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last ten years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. For further discussion of the potential for variability in recorded loss reserves, see Preferred Reserving Methods by Line of Business and Impact of Key Assumptions on Reserves sections.
Range of Prior Accident Year Unfavorable (Favorable) Development for the Ten Years Ended December 31, 2025

	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2025	(1.4%) - 0.2%	(20.5%) - 8.3%	0.9% - 28.5%	(1.9%) - 2.4%
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Reserves, Net of Reinsurance and Asbestos and Environmental Reserves. See the section entitled Property & Casualty Other Operations, Annual Reserve Reviews about the impact that the A&E ADC retroactive reinsurance agreement with NICO has on net reserve changes of asbestos and environmental reserves.
Employee Benefit LTD Reserves, Net of Reinsurance
The Company establishes reserves for group life and accident & health contracts, including long-term disability coverage, for both reported claims and claims related to insured events that the Company estimates have been incurred but have not yet been reported. As long-term disability reserves are long-tail claim liabilities, they are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. The Company held $6,592 and $6,609 of LTD unpaid losses and loss adjustment expenses, net of reinsurance, as of December 31, 2025 and 2024, respectively.
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
Discount Rate - The discount rate is the interest rate at which expected future claim cash flows are discounted to determine the present value. A higher selected discount rate results in a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to cover the discount accretion on our claim reserves which would negatively affect our profits. For each incurral year, the discount rates are estimated based on investment yields expected to be earned net of investment expenses. The incurral year is the year in which the claim is incurred and the estimated settlement pattern is determined. Once established, discount rates for each incurral year are unchanged except that LTD reserves assumed from the acquisition of Aetna's U.S. group life and disability business are all discounted using rates as of the November 1, 2017 acquisition date. The weighted average discount rates on LTD reserves were 3.5% and 3.3% in 2025 and 2024, respectively. Had the discount rate for each incurral year been 10 basis points lower at the time they were established, our LTD unpaid loss and loss adjustment expense reserves would be higher by $28, before tax, as of December 31, 2025.
Claim Termination Rates (inclusive of mortality, recoveries, and expiration of benefits) - Claim termination rates are an estimate of the rate at which claimants will cease receiving benefits during a given calendar year. Terminations result from a number of factors, including death, recoveries and expiration of benefits. The probability that benefits will terminate in each future month for each claim is estimated using a predictive model that uses past Company experience, contract provisions, job characteristics and other claimant-specific characteristics such as diagnosis, time since disability began, and age. Actual claim termination experience will vary from period to period. Over the past 10 years, claim termination rates for a single incurral year have generally increased and have ranged from 7% below to 7% above current assumptions over that time period. For a single recent incurral year (such as 2025), a one percent decrease in our assumption for LTD claim termination rates would increase our reserves by $13. For all incurral years combined, as of December 31, 2025, a one percent decrease in our assumption for our LTD claim termination rates would increase our Employee Benefits unpaid losses and loss adjustment expense reserves by $29.

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
By investing in fixed income securities of similar duration to our liabilities, we hedge our interest rate exposure over a three year period at the time we price and sell long-term disability policies given average three year rate guarantees. Our discount rate assumption for the 2025 incurral year is up from that of the 2024 incurral year.
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
The annual goodwill assessment for all reporting units was completed as of October 31, 2025, and resulted in no write-downs of goodwill for the year ended December 31, 2025. All reporting units passed the annual impairment test with a significant margin. For information on goodwill see Note 9 - Goodwill & Other Intangible Assets of Notes to Consolidated Financial Statements.
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments, and Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair values of derivative instruments are determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments, and
Derivatives section in Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Evaluation of Credit Losses on Fixed Maturities, AFS and ACL on Mortgage Loans
Each quarter, a committee of investment and accounting professionals evaluates investments to determine if a credit loss is present for fixed maturities, AFS or an ACL is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of credit losses recorded, see the Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments and ACL on Mortgage Loans sections within the Investment Portfolio Risk section of the MD&A.
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
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reportable Segment and Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Written premiums	$14,456	$13,351	$12,279	8%	9%
Change in unearned premium reserve	573	630	638	(9%)	(1%)
Earned premiums	13,883	12,721	11,641	9%	9%
Fee income	45	43	41	5%	5%
Losses and loss adjustment expenses
Current accident year before catastrophes	7,909	7,186	6,575	10%	9%
Current accident year catastrophes [1]	421	486	436	(13%)	11%
Prior accident year development [1]	(441)	(231)	(225)	(91%)	(3%)
Total losses and loss adjustment expenses	7,889	7,441	6,786	6%	10%
Amortization of DAC	2,201	1,993	1,779	10%	12%
Insurance operating costs	2,146	1,973	1,837	9%	7%
Amortization of other intangible assets	29	29	29	—%	—%
Dividends to policyholders	44	39	39	13%	—%
Underwriting gain	1,619	1,289	1,212	26%	6%
Net investment income [2]	1,967	1,714	1,532	15%	12%
Net realized losses [2]	(91)	(73)	(156)	(25%)	53%
Other income (expense) [3]	(3)	(5)	(1)	40%	NM
Income before income taxes	3,492	2,925	2,587	19%	13%
Income tax expense [4]	712	576	502	24%	15%
Net income	$2,780	$2,349	$2,085	18%	13%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2025	2024	2023
Small Business:
Net new business premium	$1,206	$1,101	$915
Policy count retention	84%	84%	85%
Renewal written price increases	5.5%	6.5%	4.9%
Renewal earned price increases	7.3%	6.2%	4.4%
Policies in-force as of end of period (in thousands)	1,657	1,570	1,492
Middle Market [1]:
Net new business premium	$765	$717	$617
Premium retention	83%	84%	83%
Renewal written price increases	6.2%	6.8%	7.2%
Renewal earned price increases	7.0%	7.4%	6.5%
Global Specialty:
Global specialty gross new business premium [2]	$990	$944	$883
Renewal written price increases [3]	4.7%	6.0%	4.4%
Renewal earned price increases [3]	6.0%	6.0%	5.4%
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
Underwriting Ratios

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Loss and loss adjustment expense ratio	56.8	58.5	58.3	(1.7)	0.2
Expense ratio	31.2	31.1	31.0	0.1	0.1
Policyholder dividend ratio	0.3	0.3	0.3	—	—
Combined ratio	88.3	89.9	89.6	(1.6)	0.3
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	0.2	(2.0)	(1.8)	2.2	(0.2)
Underlying combined ratio	88.5	87.9	87.8	0.6	0.1

Underlying loss and loss adjustment expense ratio	57.0	56.5	56.5	0.5	—
Current accident year catastrophes	3.0	3.8	3.7	(0.8)	0.1
Prior accident year development	(3.2)	(1.8)	(1.9)	(1.4)	0.1
Total loss and loss adjustment expense ratio	56.8	58.5	58.3	(1.7)	0.2

Loss and loss adjustment expense ratio	56.8	58.5	58.3	(1.7)	0.2
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	0.2	(2.0)	(1.8)	2.2	(0.2)
Underlying loss and loss adjustment expense ratio	57.0	56.5	56.5	0.5	—

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Year ended December 31, 2025 compared to 2024
Net income increased primarily due to a higher underwriting gain and higher net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Year ended December 31, 2025 compared to 2024
Underwriting gain increased due to the effect of earned premium growth, higher favorable prior accident year development, and lower CAY catastrophe losses. These favorable impacts were partially offset by a modestly higher underlying loss and LAE ratio.
Expense ratio increased slightly as higher staffing costs, including higher incentive compensation and benefits costs, higher commissions, higher technology costs and an increase in doubtful accounts were largely offset by the impact of higher earned premium.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $52, $57 and $64 for 2023, 2024 and 2025, respectively, is included in the total.
Written Premiums
[1]Other written premiums of $52, $58 and $64 for the year ended December 31, 2023, 2024 and 2025, respectively, is included in the total.

Year ended December 31, 2025 compared to 2024
Earned premiums increased due to written premium increases over the prior twelve months.
Written premiums increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by strong new business as well as renewal written price increases in almost all lines. Written premium grew across all lines of business.
•Middle & large business written premium increased driven by strong new business as well as renewal written price increases in all lines. Written premium grew across most of general industries, industry verticals and the large and complex lines.
•Global specialty written premium, excluding global reinsurance, increased driven by written price increases across most lines as well as an increase in gross new business. Written premiums grew in global reinsurance, primarily in credit risk, property, and specialty casualty.
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
Year ended December 31, 2025 compared to 2024
Underlying Loss and LAE ratio increased primarily due to a slightly higher loss ratio in workers' compensation and general liability, partially offset by favorable non-CAT property losses.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2025 compared to 2024
Current accident year catastrophe losses decreased for 2025 and included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and to a lesser extent, the Mid-Atlantic region, as well as a loss of $194 from the January 2025 California Wildfire Event.
Current accident year catastrophe losses for 2024 included losses from tornado, wind and hail events across several regions of the United States, as well as hurricanes and tropical storms primarily in the Southeast and South regions, and, to a lesser extent, winter storms mainly in the Pacific, Northeast and South regions.
Prior accident year development was net favorable for 2025 and included reserve decreases for workers' compensation, bond, catastrophes and commercial property. Also included is a benefit of $64 related to amortization of the Navigators ADC deferred gain. As of September 30, 2025 the deferred gain on the Navigators ADC has been fully amortized. For additional information regarding the ADC reinsurance agreement, refer to Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to the Consolidated Financial Statements.
Prior accident year development was net favorable for 2024 and included reserve decreases for workers' compensation, catastrophes, bond and professional liability, partially offset by reserve increases for general liability, automobile liability and assumed reinsurance. Also included is a benefit of $145 related to amortization of the Navigators ADC deferred gain.
2026 Outlook
We expect an increasingly competitive market within Business Insurance during 2026. However, we continue to expect growth in written premium and an increase in market share while generating profitable margins.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Written premiums	$3,730	$3,598	$3,198	4%	13%
Change in unearned premium reserve	5	145	111	(97%)	31%
Earned premiums	3,725	3,453	3,087	8%	12%
Fee income	32	33	30	(3%)	10%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,307	2,351	2,287	(2%)	3%
Current accident year catastrophes [1]	327	282	240	16%	18%
Prior accident year development [1]	(179)	(108)	11	(66%)	NM
Total losses and loss adjustment expenses	2,455	2,525	2,538	(3%)	(1%)
Amortization of DAC	282	255	231	11%	10%
Insurance operating costs	718	673	576	7%	17%
Amortization of other intangible assets	2	2	2	—%	—%
Underwriting gain (loss)	300	31	(230)	NM	NM
Net investment income [2]	256	222	171	15%	30%
Net realized losses [2]	(13)	(14)	(16)	7%	13%
Net servicing and other income (expense) [3]	17	18	21	(6%)	(14%)
Income (loss) before income taxes	560	257	(54)	118%	NM
Income tax expense (benefit) [4]	113	49	(15)	131%	NM
Net income (loss)	$447	$208	$(39)	115%	NM
[1]For discussion of current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes servicing revenues of $88, $85, and $81 for 2025, 2024, and 2023, respectively and includes servicing expenses of $71, $66, and $60 for 2025, 2024, and 2023, respectively.
[4]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Written and Earned Premiums

Written Premiums	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Product Line
Automobile	$2,444	$2,456	$2,213	—%	11%
Homeowners	1,286	1,142	985	13%	16%
Total	$3,730	$3,598	$3,198	4%	13%
Earned Premiums
Product Line
Automobile	$2,505	$2,401	$2,134	4%	13%
Homeowners	1,220	1,052	953	16%	10%
Total	$3,725	$3,453	$3,087	8%	12%

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	2025	2024	2023
Policies in-force end of period (in thousands)
Automobile	1,054	1,171	1,257
Homeowners	716	712	704
New business written premium
Automobile	$285	$314	$224
Homeowners	$235	$200	$93
Effective policy count retention
Automobile	79%	79%	83%
Homeowners	82%	83%	84%
Renewal written price increase
Automobile	12.8%	22.1%	16.3%
Homeowners	12.3%	14.7%	14.2%
Renewal earned price increase
Automobile	16.5%	21.4%	10.5%
Homeowners	13.4%	14.7%	12.9%

Underwriting Ratios

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Loss and loss adjustment expense ratio	65.9	73.1	82.2	(7.2)	(9.1)
Expense Ratio	26.0	26.0	25.2	—	0.8
Combined Ratio	91.9	99.1	107.5	(7.2)	(8.4)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(4.0)	(5.1)	(8.2)	1.1	3.1
Underlying combined ratio	88.0	94.1	99.3	(6.1)	(5.2)

Underlying loss and loss adjustment expense ratio	61.9	68.1	74.1	(6.2)	(6.0)
Current accident year catastrophes	8.8	8.2	7.8	0.6	0.4
Prior accident year development	(4.8)	(3.1)	0.4	(1.7)	(3.5)
Total loss and loss adjustment expense ratio	65.9	73.1	82.2	(7.2)	(9.1)

Loss and loss adjustment expense ratio	65.9	73.1	82.2	(7.2)	(9.1)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(4.0)	(5.1)	(8.2)	1.1	3.1
Underlying loss and loss adjustment expense ratio	61.9	68.1	74.1	(6.2)	(6.0)

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Automobile
Combined ratio	93.2	103.3	112.8	(10.1)	(9.5)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(1.0)	(2.6)	(1.8)	1.6	(0.8)
Prior accident year development	4.8	2.8	(1.1)	2.0	3.9
Underlying combined ratio	97.0	103.4	109.8	(6.4)	(6.4)

Homeowners
Combined ratio	89.2	90.1	96.4	(0.9)	(6.3)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(24.8)	(20.9)	(21.1)	(3.9)	0.2
Prior accident year development	4.7	3.5	0.6	1.2	2.9
Underlying combined ratio	69.2	72.7	75.9	(3.5)	(3.2)
Net Income (Loss)
Year ended December 31, 2025 compared to 2024
Net income increased, largely driven by improved underwriting results.

Underwriting Gain (Loss)
Year ended December 31, 2025 compared to 2024
Underwriting gain increased, primarily due to the effect of an increase in earned premium due to renewal price increases and more favorable prior accident year development, partially offset by higher current accident year catastrophe losses.
Expense ratio was flat due to the effect of an increase in earned premium due to renewal written price increases, offset by an increase in technology costs, higher staffing costs including incentive compensation, and higher marketing expenses, as well as a higher commission ratio due to business mix.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
Written Premiums

Year ended December 31, 2025 compared to 2024
Earned premiums increased in 2025 primarily due to higher written premium over the prior twelve months in homeowners and earned pricing increases in automobile.
Written premiums increased in 2025 driven by the effect of written pricing increases and by an increase in new business premium in homeowners.
Renewal written pricing moderated for both automobile and homeowners, primarily in response to moderating loss cost trends.
Effective policy count retention was relatively stable for both automobile and homeowners in 2025, in response to moderating renewal written pricing increases.
Policies in-force as of the end of 2025 declined since 2024 for automobile and increased slightly for homeowners, reflecting the level of new business in relation to non-renewed policies.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Year ended December 31, 2025 compared to 2024
Underlying loss and LAE ratio decreased in both automobile and homeowners in 2025. The decrease in automobile was primarily due to the impact of earned pricing increases, partially offset by higher loss costs. The higher loss costs in automobile were driven by higher physical damage and liability claim severities, partially offset by lower physical damage claim frequency. The automobile claim severity trend has moderated from the prior year. The automobile liability severity trend continues to recognize inflationary effects and higher attorney representation rates on bodily injury claims. For homeowners, the decrease in the underlying loss and LAE ratio was primarily due to the impact of earned pricing increases as well as lower claim frequency, partially offset by higher claim severities. Contributing to the higher homeowners severity was the effect of higher rebuilding costs.
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Year ended December 31, 2025 compared to 2024
Current accident year catastrophe losses increased in 2025 compared to the prior year. CAY catastrophe losses for 2025 included losses from tornado, wind and hail events across several regions, but concentrated in the South and Midwest regions, and to a lesser extent, in the Mountain West region, as well as a loss of $111 from the January 2025 California Wildfire Event. Current accident year catastrophe losses for 2024 included losses from tornado, wind and hail events in several regions of the United States, and to a lesser extent, from hurricanes and tropical storms primarily in the Southeast region.
Prior accident year development was favorable in 2025, primarily driven by lower estimated severity on automobile liability, homeowners, automobile physical damage, as well as decreases in reserves related to catastrophes. Prior accident year development was favorable for 2024, primarily driven by lower estimated severity on automobile physical damage, automobile liability, and homeowners, as well as decreases in reserves related to catastrophes.
2026 Outlook
In 2026, the Company expects written premium growth primarily from renewal written pricing increases in both automobile and homeowners. We expect 2026 annual written pricing increases in both automobile and homeowners to moderate compared to 2025 results, and remain in line with loss cost trends. Retention is expected to improve as written pricing moderates, while we expect the continued rollout of Prevail in the agency channel to generate growth in agency new business policies.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Losses and loss adjustment expenses
Prior accident year development [1]	$196	$219	$224	(11%)	(2%)
Total losses and loss adjustment expenses	196	219	224	(11%)	(2%)
Insurance operating costs	8	9	4	(11%)	125%
Underwriting loss	(204)	(228)	(228)	11%	—%
Net investment income [2]	76	74	69	3%	7%
Net realized losses [2]	(3)	(4)	(7)	25%	43%
Other expenses	(1)	(4)	—	75%	NM
Loss before income taxes	(132)	(162)	(166)	19%	2%
Income tax benefit [3]	(29)	(35)	(36)	17%	3%
Net loss	$(103)	$(127)	$(130)	19%	2%
[1]For discussion of prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net Loss
Year ended December 31, 2025 compared to 2024
Net loss decreased due to lower underwriting losses as well as lower other expenses resulting from one-time contract settlement charge on a claims servicing agreement recorded in the 2024 period.
Underwriting loss decreased due to a decrease in unfavorable prior accident year reserve development.
Unfavorable prior accident year reserve development for the year ended December 31, 2025 was primarily due to a $165 increase in A&E reserves and a $31 increase in related ULAE reserves. Unfavorable prior accident year reserve development for the year ended December 31, 2024 was primarily due to a $203 increase in A&E reserves and a $28 increase in related ULAE reserves.
Asbestos reserves prior accident year development in 2025 of $122 was primarily due to higher-than-expected frequency, an increase in claim settlement rates, and higher settlement values for a subset of accounts.
Environmental reserves prior accident year development in 2025 of $43 was primarily due to higher environmental site cleanup and monitoring costs and higher legal expenses.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits - Results of Operations
Operating Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Premiums and other considerations	$6,645	$6,615	$6,515	—%	2%
Net investment income [1]	533	475	469	12%	1%
Net realized losses [1]	(38)	(24)	(45)	(58%)	47%
Total revenues	7,140	7,066	6,939	1%	2%
Benefits, losses and loss adjustment expenses	4,692	4,681	4,683	—%	—%
Amortization of DAC	33	34	34	(3%)	—%
Insurance operating costs and other expenses	1,675	1,609	1,514	4%	6%
Amortization of other intangible assets	40	40	40	—%	—%
Total benefits, losses and expenses	6,440	6,364	6,271	1%	1%
Income before income taxes	700	702	668	—%	5%
Income tax expense [2]	143	141	133	1%	6%
Net income	$557	$561	$535	(1%)	5%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Premiums and Other Considerations

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Fully insured — ongoing premiums	$6,418	$6,392	$6,290	—%	2%
Buyout premiums	4	1	8	NM	(88%)
Fee income	223	222	217	—%	2%
Total premiums and other considerations	$6,645	$6,615	$6,515	—%	2%
Fully insured ongoing sales	$652	$718	$839	(9%)	(14%)
Ratios, Excluding Buyouts

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Group disability loss ratio	69.6%	68.0%	67.1%	1.6	0.9
Group life loss ratio	76.3%	78.7%	83.5%	(2.4)	(4.8)
Total loss ratio	70.6%	70.8%	71.8%	(0.2)	(1.0)
Expense ratio	26.3%	25.4%	24.3%	0.9	1.1

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Margin

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Net income margin	7.8%	7.9%	7.7%	(0.1)	0.2
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	0.5%	0.4%	0.4%	0.1	0.0
Integration and other non-recurring M&A costs, before tax	—%	—%	0.1%	0.0	(0.1)
Income tax expense	(0.1%)	(0.1%)	(0.1%)	0.0	0.0
Core earnings margin	8.2%	8.2%	8.1%	0.0	0.1
Net Income
Year ended December 31, 2025 compared to 2024
Net income decreased primarily due to a higher group disability loss ratio, an increase in the expense ratio and higher net realized losses, partially offset by a lower group life loss ratio and higher net investment income.
Insurance operating costs and other expenses were higher due to higher staffing costs, including increased incentive compensation and benefits and higher technology costs, including increased investment.
Fully Insured Ongoing Premiums
Year ended December 31, 2025 compared to 2024
Fully insured ongoing premiums was up slightly as an increase in exposure on existing accounts was largely offset by lower fully insured ongoing sales during the past year.
Fully insured ongoing sales decreased compared to prior year driven by lower sales of the paid family and medical leave product and fewer large case sales.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

Year ended December 31, 2025 compared to 2024
Loss ratio improved 0.2 points in 2025 compared to the prior year period. The group life loss ratio decreased 2.4 points driven by lower mortality across both term and accidental life products. The group disability loss ratio increased 1.6 points due to higher short-term and long-term disability loss trends as well as the prior year update to the long-term disability claim recovery rate reserve assumptions, which reduced the prior year loss ratio by 0.5 points, partially offset by paid family and medical leave product pricing actions.
Expense ratio increased primarily due to higher staffing costs, including increased incentive compensation and benefits and higher technology costs, including increased investment.
2026 Outlook
The Company expects growth in fully insured ongoing premiums in 2026 due to sales and continued strong book persistency. The level of long-term disability incidence and recoveries will impact the group disability loss ratio. The 2025 group life loss ratio benefited from favorable mortality which is not expected to repeat in 2026. We expect the long-term net income margin outlook for this business to be approximately 6% to 7%.

Hartford Funds - Results of Operations
Operating Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Fee income and other revenue	$1,077	$1,035	$973	4%	6%
Net investment income	21	20	17	5%	18%
Net realized gains	15	12	10	25%	20%
Total revenues	1,113	1,067	1,000	4%	7%
Operating costs and other expenses	844	824	781	2%	6%
Income before income taxes	269	243	219	11%	11%
Income tax expense [1]	56	51	45	10%	13%
Net income	$213	$192	$174	11%	10%
Daily average Hartford Funds AUM	$145,474	$136,477	$127,019	7%	7%
ROA [2]	14.6	14.1	13.7	0.5	0.4
Adjustments to reconcile ROA to ROA, core earnings:
Effect of net realized losses (gains), excluded from core earnings, before tax	(1.0)	(0.8)	(0.8)	(0.2)	0.0
Effect of income tax expense (benefit)	0.2	—	0.1	0.2	(0.1)
ROA, core earnings [2]	13.8	13.3	13.0	0.5	0.3
[1]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of assets under management, as measured in basis points.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Mutual Fund and ETF AUM - beginning of period	$128,054	$119,316	$112,472	7%	6%
Sales - Mutual Fund	28,335	24,325	20,960	16%	16%
Redemptions - Mutual Fund	(32,628)	(28,041)	(28,606)	(16%)	2%
Net flows - ETF	579	491	619	18%	(21%)
Net Flows - Mutual Fund and ETF	(3,714)	(3,225)	(7,027)	(15%)	54%
Change in market value and other	18,629	11,963	13,871	56%	(14%)
Mutual Fund and ETF AUM - end of period	142,969	128,054	119,316	12%	7%
Third-party life and annuity separate account AUM	11,260	11,544	11,709	(2%)	(1%)
Hartford Funds AUM - end of period	$154,229	$139,598	$131,025	10%	7%
Mutual Fund and ETF AUM by Asset Class

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Equity - Mutual Funds	$95,465	$84,000	$79,352	14%	6%
Fixed Income - Mutual Funds	23,659	21,059	16,773	12%	26%
Multi-Strategy Investments - Mutual Funds [1]	18,424	18,512	19,292	—%	(4%)
Equity - ETF	2,180	1,811	2,141	20%	(15%)
Fixed Income - ETF	3,241	2,672	1,758	21%	52%
Mutual Fund and ETF AUM	$142,969	$128,054	$119,316	12%	7%
[1]Includes balanced, allocation, and alternative investment products.
Net Income
Year ended December 31, 2025 compared to 2024
Net income increased for the year ended December 31, 2025, primarily due to an increase in fee income net of operating costs and other expenses driven by higher daily average AUM.
Hartford Funds AUM
December 31, 2025 compared to 2024
Hartford Funds AUM increased primarily due to an increase in equity market levels, partially offset by net outflows over the preceding twelve month period. Net outflows were $3.7 billion for the year ended December 31, 2025 compared to net outflows of $3.2 billion for the year ended December 31, 2024.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2026 Outlook
Assuming continued growth in equity markets in 2026, the Company expects net income for Hartford Funds to increase from 2025 to 2026.

Corporate - Results of Operations
Operating Summary

	2025	2024	2023	Increase (Decrease) From 2024 to 2025	Increase (Decrease) From 2023 to 2024
Fee income [1]	$40	$40	$39	—%	3%
Net investment income [2]	58	63	47	(8%)	34%
Net realized gains [2]	30	42	26	(29%)	62%
Other revenue (loss)	19	2	2	NM	—%
Total revenues	147	147	114	—%	29%
Benefits, losses and loss adjustment expenses [3]	6	8	7	(25%)	14%
Insurance operating costs and other expenses [1]	71	54	68	31%	(21%)
Interest expense [4]	199	199	199	—%	—%
Restructuring and other costs	—	2	6	(100%)	(67%)
Total benefits, losses and expenses	276	263	280	5%	(6%)
Loss before income taxes	(129)	(116)	(166)	(11%)	30%
Income tax benefit [5]	(71)	(44)	(45)	(61%)	2%
Net loss	(58)	(72)	(121)	19%	40%
Preferred stock dividends	21	21	21	—%	—%
Net loss available to common stockholders	$(79)	$(93)	$(142)	15%	35%
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
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
[5]For discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.
Net loss available to common stockholders
Year ended December 31, 2025 compared to 2024
Net loss available to common stockholders for the year ended December 31, 2025 decreased driven by a higher net tax benefit, which includes a higher charitable stock donation benefit as well as the release of a provision for an uncertain tax position and tax related interest accruals, and an increase in other revenues related to valuation appreciation of an investment, partially offset by lower net realized gains and net investment income. For further discussion of income taxes, see Note 16 - Income Taxes of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Enterprise Risk Management
The Company’s Board of Directors has ultimate responsibility for risk oversight, as described more fully in our Proxy Statement, while management is tasked with the day-to-day management of the Company’s risks.
The Company manages and monitors risk through risk policies, controls and limits. At the senior management level, an Enterprise Risk and Capital Committee oversees the risk profile and risk management practices of the Company. As illustrated below, a number of functional committees sit underneath the ERCC, providing oversight of specific risk areas and recommending risk mitigation strategies to the ERCC.

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

		Modeled Loss Gross and Net of Reinsurance [2]
		Probability of Loss Exceedance [3]	Gross of Reinsurance	Net of Reinsurance
		Aggregate annual all-peril (1-in-100) (1.0%)	$3,303	$1,827
		Aggregate annual all-peril (1-in-250) (0.4%)	$4,453	$2,557
		Hurricane single occurrence (1-in-100) (1.0%)	$1,899	$720
		Hurricane single occurrence (1-in-250) (0.4%)	$2,986	$1,379
		Earthquake single occurrence (1-in-100) (1.0%)	$1,067	$508
		Earthquake single occurrence (1-in-250) (0.4%)	$1,756	$699

Terrorism	The risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”).	Enterprise limits for terrorism apply to aggregations of risk across property & casualty, employee benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario, up to $2.0 billion net of reinsurance and $2.5 billion gross of reinsurance, before coverage under TRIPRA. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. Our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below our stated limits.
Pandemic	The exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios.	The Company generally limits its estimated before tax loss from a single 250 year pandemic event to less than 18% of the aggregate reported capital and surplus of the property and casualty and employee benefits insurance subsidiaries. In evaluating these scenarios, the Company assesses the impact on group life, short-term disability, long-term disability and property & casualty claims. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. In addition, the Company assesses losses in the investment portfolio associated with market declines in the event of a widespread pandemic. [1]
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
Reinsurance as a Risk Management Strategy
The Company uses reinsurance to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that reinsure property and workers' compensation exposures, and individual risk (including facultative reinsurance) or quota share arrangements, that reinsure losses from specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the TRIPRA and other reinsurance programs relating to particular risks or specific lines of business.
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
For earthquakes and named tropical storms the occurrence based property treaty responds in excess of $350 per occurrence. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties beginning with the January 1, 2021 renewal do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1.25 per person.
Primary Catastrophe Reinsurance Coverages as of January 1, 2026 [1]

	Portion of losses reinsured	Portion of losses retained by The Hartford
Per Occurrence Property Catastrophe Treaty from 1/1/2026 to 12/31/2026 [1] [2]
Losses of $0 to $200	None	100% retained
Losses of $200 to $350 for earthquakes and named hurricanes and tropical storms [3]	None	100% retained
Losses of $200 to $350 from one event other than earthquakes and named hurricanes and tropical storms [3]	40% of $150 in excess of $200	60% co-participation
Losses of $350 to $500 from one event (all perils)	75% of $150 in excess of $350	25% co-participation
Losses of $500 to $1.30 billion from one event [4] (all perils)	90% of $800 in excess of $500	10% co-participation
Per Occurrence Property Catastrophe Bonds from 1/1/2026 to 12/31/2026 [5]
Losses of $1.29 billion to $1.62 billion for tropical cyclone and earthquake events [6]	60.79% of $329 in excess of $1.29 billion	39.21% of $329 in excess of $1.29 billion
Losses of $1.60 billion to $1.90 billion for tropical cyclone and earthquake events [6]	90% of $300 in excess of $1.60 billion	10% of $300 in excess of $1.60 billion
Aggregate Property Catastrophe Treaty for 1/1/2026 to 12/31/2026 [7]
$0 to $750 of aggregate losses	None	100% Retained
$750 to $950 of aggregate losses	100%	None
Workers' Compensation Catastrophe Treaty for 1/1/2026 to 12/31/2026
Losses of $0 to $100 from one event	None	100% Retained
Losses of $100 to $450 from one event [8]	80% of $350 in excess of $100	20% co-participation
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
[5]Refer to "Catastrophe Bonds" discussion below for further information.
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
Catastrophe Bonds- The Company has property catastrophe protection in the form of catastrophe bonds issued through indemnity agreements with Foundation Re IV Ltd. (“Foundation Re IV”), an independent Bermuda company registered as a special purpose insurer under the Bermuda Insurance Act of 1978 and related rules and regulations. The agreements provide fully collateralized loss coverage on the Company’s commercial and personal property and automobile physical damage in all 50 states of the United States of America, the District of Columbia and Puerto Rico from tropical cyclone and earthquake events.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company has two reinsurance agreements with Foundation Re IV. The first agreement, which originally incepted January 1, 2024, provides indemnity per occurrence excess of loss coverage of 60.79% of $329 in excess of $1.29 billion for the treaty term effective January 1, 2026 through December 31, 2026. The second agreement incepted January 1, 2026 and provides indemnity per occurrence excess of loss coverage of 90% of $300 in excess of $1.6 billion for the treaty term effective January 1, 2026, through December 31, 2029. The attachment point and maximum limit under these agreements are reset annually to adjust the expected loss of the layer within a predetermined range. The Company has not incurred any losses that have resulted in or are expected to result in a recovery under the reinsurance agreements with Foundation Re IV since their inception.
Under the terms of the reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Foundation Re IV for the reinsurance coverage. Amounts payable to the Company under the reinsurance agreements with respect to any covered event cannot exceed the Company's actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.
The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreements, Foundation Re IV issued $200 and $270, respectively, in notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreements. The proceeds of the issuances were deposited in a reinsurance trust account.
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
At the time the agreements were entered into with Foundation Re IV, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities (“VIEs”) and concluded that it was a VIE. However, while Foundation Re IV was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreements, are expected to be absorbed entirely by the investors in the catastrophe bonds issued by Foundation Re IV and residual amounts earned by it, if any, are expected to be absorbed by the equity investor (the Company has neither an equity nor a residual interest in Foundation Re IV).
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
TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General, for losses that exceed a threshold of industry losses of $200. Under the program, in any one calendar year, the federal government will pay a percentage of losses incurred from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The federal government pays 80% of the losses. The Company's estimated deductible under the program is $2.4 billion for 2026. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Reinsurance for A&E and Navigators Group Reserve Development - The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance. One agreement covered substantially all A&E reserve development for 2016 and prior accident years (the “A&E ADC”) up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the “Navigators ADC”) up to an aggregate limit of $300. As the Company has ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC; respectively, there is no remaining limit available under either agreement as of December 31, 2025. As of December 31, 2025, the Company has paid A&E ADC claims in excess of the $1.7 billion attachment point. The Company will amortize the deferred gain into income as recoveries are received. During 2024 and 2025, the Company collected recoveries from NICO under the Navigators ADC and as a result amortized $145 and $64 of the $209 deferred gain within benefits, losses and loss adjustment expenses in the Consolidated Statements of Operations, respectively. As of December 31, 2025, the deferred gain on the Navigators ADC has been fully amortized and the limit fully collected. As of December 31, 2024, the deferred gain on the Navigators ADC was $64, and is included in other liabilities on the Consolidated Balance Sheets. For more information on the A&E ADC and the Navigators ADC, see Note 1, Basis of Presentation and Significant Accounting Policies, and Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.

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
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reportable segment and the allowance for uncollectible reinsurance reported in the Business Insurance and Employee Benefits reportable segments as well as the Corporate category. For a discussion regarding the results of the evaluation of older, long-term casualty liabilities reported in the Property & Casualty Other Operations reportable segment, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance. For a discussion of the allowance for uncollectible reinsurance, see Note 8 – Reinsurance of Notes to Consolidated Financial Statements.
Reinsurance Recoverables as of December 31,

	Property and Casualty		Employee Benefits		Corporate		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Paid loss and loss adjustment expenses	$424	$317	$11	$7	$—	$—	$435	$324
Unpaid loss and loss adjustment expenses	6,326	6,381	284	284	215	226	6,825	6,891
Gross reinsurance recoverables	6,750	6,698	295	291	215	226	7,260	7,215
Allowance for uncollectible reinsurance	(66)	(72)	(1)	(1)	(2)	(2)	(69)	(75)
Net reinsurance recoverables	$6,684	$6,626	$294	$290	$213	$224	$7,191	$7,140
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
•Identifying and monitoring emerging operational risks; and
•Purchasing insurance coverage.

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
As of December 31, 2025, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Consolidated Financial Statements.

Assets and Liabilities Subject to Credit Risk

Investments Essentially all of the Company's invested assets are subject to credit risk. In 2025, there were net credit losses on fixed maturities, AFS of $0 and a net credit loss on mortgage loans of $6. In 2024, there were net credit losses on fixed maturities, AFS of $2 and a net credit loss reversal on mortgage loans of $3. Refer to the Investment Portfolio Risk section of Financial Risk Management under “Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments" and "ACL on Mortgage Loans”.

Reinsurance recoverables Reinsurance recoverables, net of an allowance for uncollectible reinsurance, were $7,191 and $7,140 as of December 31, 2025 and 2024 respectively. Refer to the Enterprise Risk Management section of the MD&A under “Reinsurance as a Risk Management Strategy”.

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

Premiums receivable and agents' balances Premiums receivable and agents’ balances, net of an ACL, were $6,316 and $5,998, as of December 31, 2025 and 2024, respectively. For a discussion regarding collectibility of these balances, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements.

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
Credit Risk Reduced Through Credit Derivatives
The Company may use credit derivatives to purchase credit protection with respect to a single entity or referenced index. The Company may purchase credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2025 and 2024 the Company did not hold credit derivatives that purchase credit protection.
Credit Risk Assumed Through Credit Derivatives
The Company may also enter into credit default swaps that assume credit risk as part of replication transactions. Replication transactions may be used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. As of December 31, 2025 and 2024, the Company did not hold credit default swaps that assume credit risk.
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
Sources of Interest Rate Risk The Company has exposure to interest rate risk arising from investments in fixed maturities and commercial mortgage loans, issuances by the Company of debt securities, preferred stock and similar securities, discount rate assumptions associated with the Company’s claim reserves and pension and other postretirement benefit obligations, and assets that support the Company's pension plans.
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
The Company may also use interest rate swaps and, to a lesser extent, futures to mitigate interest rate risk associated with its investment portfolio or liabilities and to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. As of December 31, 2025 and 2024, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $4.1 billion and $4.6 billion, respectively, and primarily relate to hedging invested assets. As of December 31, 2025 and 2024, the fair value of these derivatives was $(3) and $0, respectively.

Assets and Liabilities Subject to Interest Rate Risk

Fixed income investments The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $57.4 billion and $53.3 billion at December 31, 2025 and 2024, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 3.9 years and 3.8 years as of December 31, 2025 and 2024, respectively. Changes in the fair value of fixed maturities due to changes in interest rates are reflected as a component of AOCI.

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

Group life and disability product liabilities The cash outflows associated with contracts issued by the Company's Employee Benefits segment, primarily group life and short and long-term disability policy liabilities, are not interest rate sensitive but vary based on timing. Though the aggregate cash flow payment streams are relatively predictable, these products rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2025 and 2024, the Company had $8,404 and $8,496, respectively of reserves for group life and disability contracts. For most Employee Benefits liabilities, changes in interest rates will impact the fair value but not the carrying value in the Company's Consolidated Balance Sheets. For long-duration insurance contracts, including paid-up life and life conversions, changes in interest rates will impact both the fair value and the carrying value in the Company's Consolidated Balance Sheets.

Pension and other postretirement benefit obligations The Company’s pension and other postretirement benefit obligations are exposed to interest rate risk based upon the sensitivity of present value obligations to changes in liability discount rates and for the pension plan the sensitivity of the fair value of investments in the plan portfolios to changes in interest rates. The discount rate assumption is based upon an interest rate yield curve that reflects high-quality fixed income investments consistent with the maturity profile of the expected liability cash flows. The Company is exposed to the risk of having to make additional pension plan contributions if the plan's investment returns, including from investments in fixed maturities, are lower than expected. As there were no remaining assets in the other postretirement plan as of December 31, 2025, the Company will fund from Company assets going forward. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.

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
Interest Rate Sensitivity of Employee Benefits Reserves and Invested Assets Supporting Them

	Change in Net Economic Value as of December 31,
	2025		2024
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$54	$(46)	$69	$(57)
The carrying value of assets related to supporting Employee Benefits, primarily long-term disability reserves, was $10.1 billion and $10.0 billion, as of December 31, 2025 and 2024, respectively, and included fixed maturities, commercial mortgage loans and short-term investments. The assets are monitored and managed within set duration guidelines and are evaluated on a daily basis, as well as annually, using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets not Supporting Group Life and Disability Reserves
The following table provides an analysis showing the estimated before tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting group life and disability reserves which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2025 and 2024. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.
Interest Rate Sensitivity of Invested Assets (Excluding Those Supporting Employee Benefits Reserves)

	Change in Fair Value as of December 31,
	2025		2024
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$1,895	$(1,788)	$1,758	$(1,627)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments, excluding those related to supporting Employee Benefits short and long-term disability reserves, was $47.3 billion and $43.3 billion as of December 31, 2025 and 2024, respectively.
Long-term Debt
A 100 basis point parallel decrease in the yield curve would result in an increase in the fair value of long-term debt by $393 and $397 as of December 31, 2025 and 2024, respectively. A 100 basis point parallel increase in the yield curve would result in a decrease in the fair value of long-term debt by $335 and $336 as of December 31, 2025 and 2024, respectively. Changes in the value of long-term debt as a result of changes in interest rates will not impact the carrying value in the Company's Consolidated Balance Sheets.
Pension and Other Postretirement Plan Obligations
A 100 basis point parallel decrease in the yield curve would impact both the value of the underlying pension assets and the value of the liabilities, resulting in an increase in the unfunded liabilities (or decrease in asset) for pension and other postretirement plan obligations of $11 and $9 as of December 31, 2025 and 2024, respectively. A 100 basis point parallel increase in the yield curve would have the inverse effect and result in a decrease in the unfunded liabilities (or increase in assets) for pension and other postretirement plan obligations of $(2) and $3 as of December 31, 2025 and 2024, respectively. Gains or losses due to changes in the yield curve on the pension and postretirement plan obligations are recorded within AOCI and are amortized into the actuarial loss component of net periodic benefit cost when they exceed a threshold.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company’s pension plans, and fee income derived from Hartford Funds AUM.
Impact The investment portfolio is exposed to losses from market declines affecting equity securities and derivatives, which could negatively impact the Company's reported earnings. In addition, investments in limited partnerships and other alternative investments generally have a level of correlation to domestic equity market levels and can expose the Company to losses in earnings if valuations decline; however, earnings impacts are recognized on a lag as results from private equity investments and other funds are generally reported on a three-month delay. For assets supporting pension plans, the Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. Hartford Funds earnings are also significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will reduce the value of average daily AUM and the amount of fee income generated from those assets. Increases in equity markets will generally have the inverse impact.
Management The Company uses various approaches in managing its equity exposure, including limits on the proportion of assets invested in equities, diversification of the equity portfolio, and, at times, hedging of changes in equity indices. For assets supporting pension plans, the asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments and impose concentration limits and investment quality requirements on permissible investment options.

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

Assets supporting pension plans The Company may be required to make additional plan contributions if equity investments in the plan portfolios decline in value. For a discussion of equity sensitivity, see below.
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

Equity Sensitivity
Investment portfolio and the assets supporting pension plans
Included in the following tables are the estimated before tax change in the economic value of the Company’s invested assets and assets supporting pension plans with sensitivity to equity risk. The calculation of the hypothetical change in economic value below assumes a 20% upward and downward shock to the Standard & Poor's 500 Composite Price Index ("S&P 500"). For limited partnerships and other alternative investments, the movement in economic value is calculated using a beta analysis largely derived from historical experience relative to the S&P 500.
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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Equity Sensitivity

	As of December 31, 2025			As of December 31, 2024
		Shock to S&P 500			Shock to S&P 500
(Before tax)	Fair Value	+20%	-20%	Fair Value	+20%	-20%
Investment Portfolio	$6,296	$793	$(793)	$5,645	$672	$(636)
Assets supporting pension plans	$738	$88	$(88)	$787	$93	$(93)
Hartford Funds assets under management
Hartford Funds earnings are significantly influenced by the U.S. and other equity markets. If equity markets were to hypothetically decline 20% and remain depressed for one year, the estimated before tax impact on reported Hartford Funds earnings for that one year period is approximately $70 as of December 31, 2025. The selection of the 20% shock to the S&P 500 was made only as an illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially due to the nature of the estimates and assumptions used in the analysis.
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
Sources of Currency Risk The Company has foreign currency exchange risk in non-U.S. dollar denominated cash, fixed maturities, and derivative instruments. In addition, the Company has non-U.S. subsidiaries, some with functional currencies other than U.S. dollar, and which transact business in multiple currencies resulting in assets and liabilities denominated in foreign currencies.
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

Assets and Liabilities Subject to Foreign Currency Exchange Risk

Investment portfolio The Company is exposed to foreign exchange risk affecting non-U.S. dollar denominated cash, fixed maturities, and derivative instruments. Changes in relative values between currencies can positively or negatively impact net realized gains and losses or unrealized gains (losses) as part of other comprehensive income.

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

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Foreign Currency Sensitivity [1]

	GBP	CAD	10% Unfavorable Change
December 31, 2025
Net assets (liabilities)	$275	$217	$(45)

December 31, 2024
Net assets (liabilities)	$204	$191	$(36)
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
Most of these factors are outside of the Company’s control. Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of U.S. GAAP capital held by the Company in determining the Company’s financial strength and credit ratings. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.

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
Fixed Maturities, AFS by Type

	December 31, 2025						December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$3,375	$—	$41	$(2)	$3,414	7.4%	$3,013	$—	$25	$(11)	$3,027	7.1%
Other	1,253	—	10	(14)	1,249	2.7%	935	—	3	(28)	910	2.2%
CLOs	3,310	(2)	9	(1)	3,316	7.2%	3,237	—	13	—	3,250	7.6%
CMBS
Agency [1]	1,192	(14)	19	(87)	1,110	2.4%	1,284	(13)	16	(128)	1,159	2.7%
Bonds	1,206	—	1	(61)	1,146	2.5%	1,597	—	1	(114)	1,484	3.5%
Interest only	70	—	4	(2)	72	0.2%	95	—	4	(6)	93	0.2%
Corporate
Basic industry	1,232	—	18	(19)	1,231	2.7%	1,100	—	5	(43)	1,062	2.5%
Capital goods	1,757	—	44	(30)	1,771	3.8%	1,769	—	14	(69)	1,714	4.0%
Consumer cyclical	1,667	—	36	(37)	1,666	3.6%	1,599	—	9	(63)	1,545	3.6%
Consumer non-cyclical	2,860	—	54	(84)	2,830	6.2%	2,641	—	16	(139)	2,518	5.9%
Energy	1,452	—	27	(38)	1,441	3.1%	1,395	—	10	(59)	1,346	3.2%
Financial services	6,952	—	87	(125)	6,914	15.0%	6,455	—	28	(245)	6,238	14.7%
Tech./comm.	3,400	—	55	(114)	3,341	7.3%	2,848	—	19	(169)	2,698	6.3%
Transportation	862	—	12	(34)	840	1.8%	930	—	5	(58)	877	2.1%
Utilities	2,793	—	39	(116)	2,716	5.9%	2,464	(3)	11	(167)	2,305	5.4%
Real estate investment trusts ("REITs")	330	—	3	(7)	326	0.7%	354	—	—	(21)	333	0.8%
Foreign govt./govt. agencies	440	—	9	(2)	447	1.0%	500	—	3	(23)	480	1.1%
Municipal bonds
Taxable	1,685	—	19	(92)	1,612	3.5%	1,384	—	6	(126)	1,264	3.0%
Tax-exempt	3,146	—	70	(176)	3,040	6.6%	4,190	—	71	(221)	4,040	9.5%
RMBS
Agency	3,544	—	33	(139)	3,438	7.5%	3,002	—	7	(225)	2,784	6.5%
Non-agency	2,828	—	17	(105)	2,740	5.9%	2,608	—	6	(168)	2,446	5.8%
U.S. Treasuries	1,517	—	3	(139)	1,381	3.0%	1,138	—	—	(144)	994	2.3%
Total fixed maturities, AFS	$46,871	$(16)	$610	$(1,424)	$46,041	100.0%	$44,538	$(16)	$272	$(2,227)	$42,567	100.0%
FVO securities					$168						$308
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed Maturities, AFS by Credit Quality

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,253	$5,929	12.9%	$5,424	$4,937	11.6%
AAA	7,819	7,751	16.8%	7,340	7,166	16.8%
AA	7,484	7,340	15.9%	7,762	7,484	17.6%
A	12,653	12,470	27.1%	11,422	10,933	25.7%
BBB	10,377	10,250	22.3%	10,227	9,722	22.8%
BB & below	2,285	2,301	5.0%	2,363	2,325	5.5%
Total fixed maturities, AFS [1]	$46,871	$46,041	100.0%	$44,538	$42,567	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Consolidated Financial Statements.
The fair value of fixed maturities, AFS increased as compared to December 31, 2024, primarily due to net additions of corporate bonds, high-quality RMBS and ABS, partially offset by net reductions to tax-exempt municipal bonds.The increase was also due to higher valuations as a result of lower interest rates.
Commercial & Residential Real Estate
The following tables present the Company’s exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.
Exposure to CMBS and RMBS as of December 31, 2025

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$11	$10	$1,181	$1,100	$—	$—	$—	$—	$—	$—	$1,192	$1,110
Bonds	418	408	365	349	171	157	137	132	115	100	1,206	1,146
Interest Only	37	38	22	23	6	6	5	4	—	1	70	72
Total CMBS	466	456	1,568	1,472	177	163	142	136	115	101	2,468	2,328
RMBS
Agency	—	—	3,544	3,438	—	—	—	—	—	—	3,544	3,438
Non-Agency	1,741	1,682	770	746	257	253	53	52	7	7	2,828	2,740
Total RMBS	1,741	1,682	4,314	4,184	257	253	53	52	7	7	6,372	6,178
Total CMBS & RMBS	$2,207	$2,138	$5,882	$5,656	$434	$416	$195	$188	$122	$108	$8,840	$8,506

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS and RMBS as of December 31, 2024

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$14	$14	$1,270	$1,145	$—	$—	$—	$—	$—	$—	$1,284	$1,159
Bonds	609	578	407	376	267	240	147	137	167	153	1,597	1,484
Interest Only	53	51	31	31	6	6	5	5	—	—	95	93
Total CMBS	676	643	1,708	1,552	273	246	152	142	167	153	2,976	2,736
RMBS
Agency	—	—	3,002	2,784	—	—	—	—	—	—	3,002	2,784
Non-Agency	1,565	1,468	751	702	205	195	72	68	15	13	2,608	2,446
Total RMBS	1,565	1,468	3,753	3,486	205	195	72	68	15	13	5,610	5,230
Total CMBS & RMBS	$2,241	$2,111	$5,461	$5,038	$478	$441	$224	$210	$182	$166	$8,586	$7,966
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by real estate properties that are diversified both geographically throughout the United States and by property type. These commercial mortgage loans are originated by the Company as high quality whole loans, and the Company may sell participation interests in one or more loans to third parties. A loan participation interest represents a pro-rata share in interest and principal payments generated by the participated loan, and the relationship between the Company as loan originator, lead participant and servicer and the third party as a participant are governed by a participation agreement.
As of December 31, 2025, mortgage loans had an amortized cost of $6.9 billion and carrying value of $6.8 billion, with an ACL of $49. As of December 31, 2024, mortgage loans had an amortized cost of $6.4 billion and carrying value of $6.4 billion, with an ACL of $44.
The Company funded $1.3 billion of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 57% and a weighted average yield of 6.2% during the twelve months ended December 31, 2025. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of December 31, 2025 or December 31, 2024.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Available For Sale Investments in Municipal Bonds

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$798	$800	AA	$1,033	$1,008	AA
Pre-refunded [1]	46	46	AA+	86	87	AA+
Revenue
Transportation	985	951	A+	1,134	1,084	A+
Health Care	939	880	A+	864	789	A+
Leasing [2]	543	517	AA	627	588	AA
Education	370	358	AA	402	385	AA
Water & Sewer	249	231	AA	308	289	AA
Sales Tax	165	165	AA	183	183	AA
Housing	163	159	AA	195	185	AA
Power	137	130	A+	281	272	A
Other	436	415	A+	461	434	AA-
Total Revenue	3,987	3,806	AA-	4,455	4,209	AA-
Total Municipal	$4,831	$4,652	AA-	$5,574	$5,304	AA-
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
As of December 31, 2025, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2024, the largest issuer concentrations were the State of Illinois, the State of California, and the Metropolitan Transportation Authority, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 7% of the fair value of the Company's investment portfolio.
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
Limited Partnerships and Other Alternative Investments - Net Investment Income

	Year Ended December 31,
	2025		2024		2023
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(33)	(1.7)%	$(67)	(3.4)%	$(10)	(0.5)%
Private equity funds	191	9.2%	108	5.9%	161	9.9%
Other funds	115	16.6%	60	11.7%	29	6.6%
Other alternative investments [2]	30	5.4%	47	9.1%	32	6.6%
Total	$303	5.8%	$148	3.0%	$212	4.8%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$1,986	34.2%	$1,907	37.8%
Private equity funds	2,327	40.1%	1,956	38.8%
Other funds	910	15.7%	623	12.4%
Other alternative investments [1]	581	10.0%	556	11.0%
Total	$5,804	100.0%	$5,042	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.4 billion as of December 31, 2025, and have decreased $803 since December 31, 2024, primarily due to lower interest rates. As of December 31, 2025, $1.1 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.3 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, U.S. Treasuries, and municipal bonds, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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
Unrealized Loss Aging for Fixed Maturities, AFS

	December 31, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	253	$3,629	$—	$(31)	$3,598	1,044	$9,577	$—	$(186)	$9,391
Greater than three to six months	56	441	—	(4)	437	71	678	—	(24)	654
Greater than six to nine months	16	311	—	(12)	299	13	33	—	(1)	32
Greater than nine to eleven months	55	364	—	(12)	352	44	363	—	(32)	331
Twelve months or more	2,279	16,172	(14)	(1,365)	14,793	2,761	18,938	(13)	(1,984)	16,941
Total	2,659	$20,917	$(14)	$(1,424)	$19,479	3,933	$29,589	$(13)	$(2,227)	$27,349
Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%

	December 31, 2025					December 31, 2024
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	29	$159	$—	$(34)	$125	132	$1,003	$(3)	$(224)	$776
Greater than three to six months	—	—	—	—	—	3	3	—	(1)	2
Greater than six to nine months	2	9	—	(2)	7	4	24	(1)	(6)	17
Greater than nine to eleven months	10	70	—	(16)	54	4	44	—	(12)	32
Twelve months or more	110	997	(1)	(290)	706	93	811	(1)	(259)	551
Total	151	$1,235	$(1)	$(342)	$892	236	$1,885	$(5)	$(502)	$1,378

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
For the year ended December 31, 2025
The Company recorded no net change in the ACL. There were no unrealized losses on securities with an ACL recognized in OCI. For further information, refer to Note 5 - Investments of Notes to Consolidated Financial Statements.
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
For the year ended December 31, 2025
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
The Company recorded an increase in the ACL on mortgage loans of $6 primarily attributable to weaker real estate fundamentals, property specific declines, and net additions of new loans.
For the year ended December 31, 2024
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

Summary of Capital Resources and Liquidity

Capital available to the holding company as of December 31, 2025:
•Approximately $1.5 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through September 24, 2030. As of December 31, 2025, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of December 31, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company. As of February 19, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding Company.

2026 expected dividends and other sources of capital:
The future payment of dividends from our subsidiaries is dependent on several factors including business results, capital position and liquidity of our subsidiaries.
•P&C - The Company's property and casualty insurance subsidiaries have regulatory dividend capacity of $2.5 billion for 2026. The HIG Holding Company expects to receive approximately $2.2 billion of net dividends in 2026 after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
•Employee Benefits - Hartford Life and Accident Insurance Company ("HLA") has regulatory dividend capacity of $589 in 2026 with approximately $580 of dividends expected in 2026.
•Hartford Funds - HIG Holding Company expects to receive approximately $170 in dividends from Hartford Funds in 2026.

Expected liquidity requirements for the next twelve months as of December 31, 2025:
•$194 of interest on debt, net of settlements on a related interest rate swap. See Note 13 - Debt of Notes to Consolidated Financial Statements;
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$670 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of December 31, 2025:
•Interest on and repayments of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
In 2025, the Company repurchased 12.9 million common shares for $1.6 billion under the $3.3 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2026. As of December 31, 2025, the Company has $1.55 billion remaining for equity repurchases under the share repurchase program effective through 2026. During the period January 1, 2026 through February 19, 2026, the Company repurchased approximately 1.8 million common shares for $247.
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since October 1, 2025:
Common Stock Dividends

Declared	Record	Payable	Amount per share
October 27, 2025	December 1, 2025	January 5, 2026	$0.600
February 18, 2026	March 2, 2026	April 2, 2026	$0.600
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
December 17, 2025	February 2, 2026	February 17, 2026	$375.00
February 18, 2026	May 1, 2026	May 15, 2026	$375.00
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
In 2025, HIG Holding Company received $592 of dividends from HLA and $161 from Hartford Funds, and $43 from other non-insurance subsidiaries. In addition, HIG Holding Company received $1.7 billion of net dividends from P&C subsidiaries in 2025 which excludes $75 of P&C dividends that were subsequently contributed to P&C subsidiaries and $107 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. Refer to "2026 expected dividends and other sources of capital" for expected payments of dividends from our subsidiaries in 2026.
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
Shelf Registrations
The Hartford filed an automatic shelf registration statement with the SEC on September 23, 2024 that permits it to offer and sell debt and equity securities during the three-year life of the registration statement.
For further information regarding shelf registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. As of December 31, 2025, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 – Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
The Company has $2.0 billion available under an intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CID") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HIG Holding Company, as admitted assets for statutory accounting purposes.
As of December 31, 2025, $1.85 billion was available, $150 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company. As of February 19, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding Company.
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. Prior to October 1, 2025, the CID permitted Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively without prior approval to secure FHLBB advances. Effective October 1, 2025, the Company is no longer subject to the CID hypothecation limit or approval related to FHLBB advances. The
Company's pledge capacity is now subject to FHLBB's collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire can pledge up to $2.6 billion and HLA can pledge up to $2.2 billion to secure FHLBB advances. As of December 31, 2025, there were no advances outstanding.
For further information regarding the Company's Collateralized Advances with Federal Home Loan Bank of Boston, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd's Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($100 as of December 31, 2025) commitment. As of December 31, 2025, letters of credit with an aggregate face amount of $74 and £74 million, or $100, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of December 31, 2025, The Hartford was in compliance with all financial covenants of the facility.
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
The Company did not make any contributions to the U.S. qualified defined benefit pension plan in 2025, 2024 and 2023. In 2025 and 2023, the Company funded $1 and $3, respectively to a rabbi trust that is designated for other defined benefit pension plans and contributed $1 and $1, respectively to the Canadian Pension Plan. There were no plan contributions in 2024 for other defined benefit pension plans. The Company made direct benefit payments of $5, $6 and $5 on behalf of the other postretirement plan in 2025, 2024 and 2023, respectively. No other contributions were made to the other postretirement plan in 2025, 2024 and 2023. The Company’s 2025, 2024 and 2023 required minimum funding contributions were immaterial. The Company does not have a 2026 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2026. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2026 to make this determination. As

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
of December 31, 2025, the U.S. qualified defined benefit pension plan is fully funded and in an asset position. For further discussion of pension and other postretirement benefit obligations, see Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
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
As of December 31, 2025, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
Property & Casualty Operations

As of
December 31, 2025
Fixed maturities	$37,816
Short-term investments	2,104
Cash	117
Less: Derivative collateral	65
Total	$39,972
Property & Casualty operations invested assets also include $121 in equity securities, $5.3 billion in mortgage loans and $4.5 billion in limited partnerships and other alternative investments.
Employee Benefits Operations

As of
December 31, 2025
Fixed maturities	$8,198
Short-term investments	365
Cash	—
Less: Derivative collateral	17
Total	$8,546
Employee Benefits operations invested assets also include $23 in equity securities, $1.6 billion in mortgage loans and $1.2 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of December 31, 2025 were $38.2 billion and net of reinsurance and other recoverables were $31.4 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and IBNR reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of December 31, 2025 were $8.8 billion and net of reinsurance were $8.5 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 11 - Reserve for Future Policy Benefits and Note 12 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of December 31, 2025 were $356, and net of reinsurance were $143. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 11 - Reserve for Future Policy Benefits and Note 12 - Other Policyholder Funds and Benefits Payable of Notes to Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on assets under management with uses primarily for payments to subadvisors and other general operating expenses. As of December 31, 2025, Hartford Funds cash and short-term investments were $396.

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
Capitalization

Capital Structure
	December 31, 2025	December 31, 2024	Change
Long-term debt	$4,371	$4,366	—%
Total debt	4,371	4,366	—%
Common stockholders' equity, excluding AOCI, net of tax	20,702	18,999	9%
Preferred stock	334	334	—%
AOCI, net of tax	(2,057)	(2,886)	29%
Total stockholders’ equity	$18,979	$16,447	15%
Total capitalization	$23,350	$20,813	12%
Debt to stockholders’ equity	23%	27%
Debt to capitalization	19%	21%
Total capitalization increased $2,537, or 12%, as of December 31, 2025 compared to December 31, 2024 primarily due to net income in excess of common stockholder dividends in the period, and a decrease in net unrealized losses on fixed maturities, AFS partially offset by share repurchases.
For additional information on AOCI, net of tax, including unrealized gains (losses) from securities, see Note 17 - Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash Flow

	2025	2024	2023
Net cash provided by operating activities	$5,922	$5,909	$4,220
Net cash used for investing activities	$(3,758)	$(3,768)	$(2,431)
Net cash used for financing activities	$(2,235)	$(2,076)	$(1,947)
Cash and restricted cash— end of year	$177	$234	$189
Year ended December 31, 2025 compared to 2024
Net cash provided by operating activities increased slightly in 2025 as compared to the prior year primarily driven by an increase in P&C and Employee Benefits premiums received partially offset by an increase in loss and loss adjustment expenses paid and higher operating expenses, including increased commissions and staffing costs.
Cash used for investing activities decreased slightly in 2025 due to more cash used in financing activities partially offset by more cash generated from operating activities.

Cash used for financing activities increased in 2025 as compared to the prior year primarily driven by an increase in treasury stock acquired through share repurchases, a change from net issuance to net return of shares under incentive and stock compensation plans, and an increase in dividends paid on common stock.
Operating cash flows for the year ended December 31, 2025 have been adequate to meet liquidity requirements.
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
Among other factors, rating agencies consider the level of statutory capital and surplus of our U.S. insurance subsidiaries as well as the level of U.S. GAAP capital held by the Company in determining the Company's financial strength and credit ratings. Rating agencies may implement changes to their capital formulas that have the effect of increasing the amount of capital we must hold in order to maintain our current ratings. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt.”
On July 3, 2025, A.M. Best upgraded the senior debt rating of the Company to "a" from "a-". The upgrade of the debt rating was based on the Company's balance sheet strength, operating performance, favorable business profile and enterprise risk management. A.M. Best also affirmed the insurance financial strength ratings for the Company. A.M. Best’s outlook for all ratings is “stable”.
On August 19, 2025, Standard & Poor's ("S&P") raised the long-term issuer credit and financial strength ratings on The Hartford's core subsidiaries to "AA-" from "A+" and the issuer credit rating on the Company to "A-" from "BBB+". At the same time, S&P upgraded all debt ratings of the Company, including raising the senior debt rating to "A-" from "BBB+". These upgrades reflect improved underwriting performance, strong profitability, and risk management that have increased the Company's capital resiliency. S&P's outlook for all ratings is "stable".
On October 10, 2025, Moody's upgraded the senior unsecured debt rating of the Company to "A3" from "Baa1", upgraded the insurance financial strength ratings (IFS) of The Hartford's primary P&C insurance subsidiaries to "Aa3" from "A1", and affirmed the IFS rating of HLA at "A1". The ratings upgrade reflects the Company's track record of strong, stable profitability and strong risk adjusted capitalization supported by well diversified revenues and earnings from its P&C insurance, Employee Benefits and Hartford Funds businesses. Moody's outlook for all ratings is "stable".

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Insurance Financial Strength Ratings as of February 19, 2026

	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A+	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA-	A1
Navigators Insurance Company	A+	AA-	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a	A-	A3
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S. statutory capital at January 1, 2025	$13,294	$2,708	$16,002
Statutory income	2,870	566	3,436
Dividends to parent	(1,742)	(592)	(2,334)
Other items	15	(8)	7
Net change to U.S. statutory capital	1,143	(34)	1,109
U.S. statutory capital at December 31, 2025	$14,437	$2,674	$17,111
[1]The statutory capital for property and casualty insurance subsidiaries in this table does not include the value of an intercompany note owed by HHI to Hartford Fire Insurance Company.
[2]Excludes insurance operations in the U.K.

U.S. STAT to U.S. GAAP Differences
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
•The deferred gain on retroactive reinsurance for losses ceded to the A&E ADC agreement is recognized within a special category of surplus under U.S. STAT but is recognized within other liabilities under U.S. GAAP. In addition, the pattern of amortizing the deferred gain for U.S. GAAP and releasing special surplus for STAT is different.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
For U.S. GAAP the deferred gain is amortized in proportion of actual recoveries collected to total expected recoveries, while for STAT special surplus is released dollar for dollar once recoveries collected exceed the reinsurance premium.
In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S. STAT. U.S. GAAP generally evaluates assets based on their recoverability.
Risk Based Capital
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
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Funds and Other Insurance-related Assessments, see Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Impact of New Accounting Standards
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Acronyms

A&E	Asbestos and Environmental	HIG	The Hartford Insurance Group, Inc.
ABS	Asset-Backed Securities	HIMCO	Hartford Investment Management Company
ACL	Allowance for Credit Losses	HLA	Hartford Life and Accident Insurance Company
ADC	Adverse Development Cover	IBNR	Incurred But Not Reported
AFS	Available-For-Sale	IT	Information Technology
ALAE	Allocated Loss Adjustment Expenses	LAE	Loss Adjustment Expense
AOCI	Accumulated Other Comprehensive Income (Loss)	LCL	Liability for Credit Losses
AUM	Assets Under Management	LTD	Long-Term Disability
BSA	Boy Scouts of America	LTV	Loan-to-Value
CAY	Current Accident Year	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CLOs	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NIC	Navigators Insurance Company
CODM	Chief Operating Decision Maker	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	NSIC	Navigators Specialty Insurance Company
DLR	Disabled Life Reserve	OCI	Other Comprehensive Income
D&O	Directors and Officers	OTC	Over-the-Counter
DSCR	Debt Service Coverage Ratio	P&C	Property and Casualty
ELR	Expected Loss Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
ETF	Exchange-Traded Funds	RMBS	Residential Mortgage-Backed Securities
FAL	Funds at Lloyd's	ROA	Return on Assets
FASB	Financial Accounting Standards Board	ROE	Return on Equity
FHCF	Florida Hurricane Catastrophe Fund	SEC	Securities and Exchange Commission
FHLBB	Federal Home Loan Bank of Boston	SCR	Solvency Capital Requirement
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TRIPRA	Terrorism Risk Insurance Program Reauthorization Act
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses

Part II - Item 9A. Controls and Procedures
Item 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2025.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2025 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Part II - Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Hartford Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 20, 2026

Part II - Item 9B. Other Information
Item 9B.
Other Information
On November 3, 2025, Christopher J. Swift, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and associated sale of up to 302,908 shares of the Company's common stock between February 2, 2026 and December 4, 2026 (or the date on which all shares have been sold), subject to certain conditions. The options covered by this trading plan were granted to Mr. Swift in 2017 and are scheduled to expire in March 2027.

Part III - Item 10. Directors, Executive Officers and Corporate Governance of The Hartford

Item 10.
Directors, Executive Officers and Corporate Governance of The Hartford
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2026 annual meeting of stockholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters,” “Stock Ownership Requirements and Restrictions on Trading,” "Insider Trading Policy," “Director Nominees,” and “Timing of Equity Grants” and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company as of February 19, 2026:

Name	Age	Position with The Hartford and Business Experience For the Past Five Years
Prateek Chhabra	50	Executive Vice President and Chief Risk Officer (September 2025-present); Chief Insurance Risk Officer (July 2018-August 2025)
Beth A. Costello	58	Executive Vice President and Chief Financial Officer (July 2014-present)
Donald C. Hunt	55	Executive Vice President and General Counsel (March 2024-present); Senior Vice President, Deputy General Counsel and Corporate Secretary (December 2019-February 2024); Vice President, Deputy General Counsel and Corporate Secretary (April 2013-November 2019)
Allison G. Niderno	46	Senior Vice President and Controller (March 2023-present); Vice President Finance, Head of External Reporting and Investment Finance (June 2018 - March 2023)
Shekar Pannala	55	Executive Vice President and Chief Information Officer (March 2025-present); Chief Information Officer, Property & Casualty (March 2023-February 2025); Global Chief Information Officer, Chubb, Ltd. (January 2022-February 2023); Global Chief Information Officer, Co-Leader of Technology, Chubb, Ltd. (July 2020-December 2021)
Lori A. Rodden	55
Executive Vice President and Chief Human Resources Officer (October 2019-present); and Senior Vice President and Lead Human Resources Business Partner for Property & Casualty, Employee Benefits, Claims and Actuarial (April 2016-October 2019)

Amy M. Stepnowski	57	Executive Vice President, Chief Investment Officer and President of Hartford Investment Management Company (August 2020-present); Managing Director and Head of Public Credit Research, Hartford Investment Management Company (April 2018-August 2020)
Adin M. Tooker	56	President (February 2025-present); Executive Vice President, Head of Business Insurance (March 2024-January 2025); Executive Vice President, Middle & Large Business, Global Specialty and Sales and Distribution (November 2022-February 2024); Executive Vice President and Head of Middle & Large Business (March 2019-October 2022)

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 about the securities authorized for issuance under the Company’s equity compensation plans, which consist of The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan"), the 2020 Stock Incentive Plan (the "2020 Stock Plan"), the 2025 Long Term Incentive Stock Plan (the "2025 Stock Plan") (collectively referred to herein as the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”).
On May 21, 2025, the stockholders of the Company approved the 2025 Stock Plan, which superseded the earlier plan. Pursuant to the provisions of the 2025 Stock Plan, no additional shares may be issued from the 2020 Stock Plan. To the extent that any awards under the 2020 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2025 Stock Plan and such shares shall be added to the total number of shares available under the 2025 Stock Plan. For a description of the 2025 Stock Plan and the ESPP, see Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	7,119,538	$65.21	11,578,187
Equity compensation plans not approved by stockholders	—	—	—
Total	7,119,538	$65.21	11,578,187
[1]The amount shown in this column includes the following equity compensation awarded under the Stock Plans: 4,025,828 outstanding options; 2,363,635 outstanding restricted stock units, 631,694 outstanding performance shares at 100% of target (which excludes 435,109 shares that vested on December 31, 2025, related to the 2023-2025 performance period) and 98,381 non-vested dividend equivalent shares as of December 31, 2025. The maximum number of performance shares that could be awarded is 1,263,388 (200% of target) if the Company achieved the highest performance level.
[2]The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.
[3]Of these shares, 2,893,304 remain available for purchase under the ESPP as of December 31, 2025 and 8,684,883 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2025 Stock Plan as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Hartford Insurance Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported claims due to uncertainties caused by various factors including frequency and severity of claims as well as changes in the legislative and regulatory environment, performing audit procedures to evaluate whether unpaid losses and loss adjustment expenses were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
•On a sample basis, we tested the accuracy and completeness of the investments owned as of December 31, 2025, and the relevant security attributes used in the determination of their fair values.
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

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 20, 2026
We have served as the Company’s auditor since 2002.

Table of Contents	Index to Consolidated Financial Statements and Schedules
The Hartford Insurance Group, Inc.
Consolidated Statements of Operations

	For the years ended December 31,
(in millions, except for per share data)	2025	2024	2023
Revenues
Earned premiums	$24,030	$22,567	$21,026
Fee income	1,417	1,373	1,300
Net investment income	2,911	2,568	2,305
Net realized losses	(100)	(61)	(188)
Other revenues	110	88	84
Total revenues	28,368	26,535	24,527
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	15,238	14,874	14,238
Amortization of deferred policy acquisition costs ("DAC")	2,516	2,282	2,044
Insurance operating costs and other expenses	5,584	5,258	4,881
Interest expense	199	199	199
Amortization of other intangible assets	71	71	71
Restructuring and other costs	—	2	6
Total benefits, losses and expenses	23,608	22,686	21,439
Income before income taxes	4,760	3,849	3,088
Income tax expense	924	738	584
Net income	3,836	3,111	2,504
Preferred stock dividends	21	21	21
Net income available to common stockholders	$3,815	$3,090	$2,483

Net income available to common stockholders per common share
Basic	$13.51	$10.51	$8.09
Diluted	$13.32	$10.35	$7.97
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
The Hartford Insurance Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(in millions)	2025	2024	2023
Net income	$3,836	$3,111	$2,504
Other comprehensive income (loss) (“OCI”):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	898	(57)	1,112
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	3	2	(1)
Change in net gain (loss) on cash flow hedging instruments	(24)	19	(19)
Change in foreign currency translation adjustments	13	(8)	6
Change in liability for future policy benefits adjustments	(9)	8	(10)
Change in pension and other postretirement plan adjustments	(52)	(1)	(96)
OCI, net of tax	829	(37)	992
Comprehensive income	$4,665	$3,074	$3,496
See Notes to Consolidated Financial Statements

Table of Contents	Index to Consolidated Financial Statements and Schedules
The Hartford Insurance Group, Inc.
Consolidated Balance Sheets

	As of December 31,
(in millions, except for share and per share data)	2025	2024
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $46,871 and $44,538, and ACL of $16 and $16)	$46,041	$42,567
Fixed maturities, at fair value using the fair value option ("FVO securities")	168	308
Equity securities, at fair value	492	603
Mortgage loans (net of ACL of $49 and $44)	6,837	6,396
Limited partnerships and other alternative investments	5,804	5,042
Other investments	262	226
Short-term investments	4,353	4,068
Total investments	63,957	59,210
Cash	133	183
Restricted cash	44	51
Accrued investment income	474	450
Premiums receivable and agents' balances (net of ACL of $142 and $117)	6,316	5,998
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $69 and $75)	7,191	7,140
Deferred policy acquisition costs	1,347	1,239
Deferred income taxes, net	901	1,229
Goodwill	1,911	1,911
Property and equipment, net	931	888
Other intangible assets, net	566	637
Other assets	2,226	1,981
Total assets	$85,997	$80,917
Liabilities
Unpaid losses and loss adjustment expenses	$46,268	$44,610
Reserve for future policy benefits	444	448
Other policyholder funds and benefits payable	612	614
Unearned premiums	10,053	9,408
Long-term debt	4,371	4,366
Other liabilities	5,270	5,024
Total liabilities	67,018	64,470
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at December 31, 2025 and December 31, 2024, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 326,960,228 shares issued at December 31, 2025 and December 31, 2024	3	3
Additional paid-in capital	549	578
Retained earnings	24,739	21,531
Treasury stock, at cost — 50,036,826 and 39,404,003 shares	(4,589)	(3,113)
Accumulated other comprehensive loss, net of tax	(2,057)	(2,886)
Total stockholders' equity	18,979	16,447
Total liabilities and stockholders’ equity	$85,997	$80,917
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
The Hartford Insurance Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(in millions, except for share and per share data)	2025	2024	2023
Preferred Stock	$334	$334	$334
Common Stock	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	578	648	1,895
Issuance of shares under incentive and stock compensation plans and other	(170)	(203)	(153)
Stock-based compensation plans expense	141	133	125
Treasury stock retired	—	—	(1,219)
Additional Paid-in Capital, end of period	549	578	648
Retained Earnings
Retained Earnings, beginning of period	21,531	19,007	17,058
Net income	3,836	3,111	2,504
Dividends declared on preferred stock	(21)	(21)	(21)
Dividends declared on common stock	(607)	(566)	(534)
Retained Earnings, end of period	24,739	21,531	19,007
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(3,113)	(1,816)	(1,773)
Treasury stock acquired	(1,616)	(1,515)	(1,414)
Treasury stock retired	—	—	1,219
Issuance of shares under incentive and stock compensation plans from treasury stock and other	213	305	207
Net shares acquired related to employee incentive and stock compensation plans	(73)	(87)	(55)
Treasury Stock, at cost, end of period	(4,589)	(3,113)	(1,816)
Accumulated Other Comprehensive Loss, net of tax
Accumulated other comprehensive loss, net of tax, beginning of period	(2,886)	(2,849)	(3,841)
Total other comprehensive income (loss)	829	(37)	992
Accumulated other comprehensive loss, net of tax, end of period	(2,057)	(2,886)	(2,849)
Total Stockholders’ Equity	$18,979	$16,447	$15,327

Preferred Shares Outstanding	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	287,556	298,472	315,111
Treasury stock acquired	(12,943)	(14,443)	(19,238)
Issuance of shares under incentive and stock compensation plans and other	2,950	4,427	3,299
Return of shares under incentive and stock compensation plans to treasury stock	(640)	(900)	(700)
Common Shares Outstanding, end of period	276,923	287,556	298,472
Cash dividends declared per common share	$2.160	$1.930	$1.745
Cash dividends declared per preferred share	$1,500.00	$1,500.00	$1,500.00

See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
The Hartford Insurance Group, Inc.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in millions)	2025	2024	2023
Operating Activities
Net income	$3,836	$3,111	$2,504
Adjustments to reconcile net income to net cash provided by operating activities
Net realized losses	100	61	188
Amortization of deferred policy acquisition costs	2,516	2,282	2,044
Additions to deferred policy acquisition costs	(2,624)	(2,408)	(2,159)
Depreciation and amortization	396	356	510
Other operating activities, net	148	329	213
Change in assets and liabilities:
Increase in reinsurance recoverables	(63)	(54)	(155)
Net change in accrued and deferred income taxes	42	(100)	(29)
Increase in insurance liabilities	2,272	3,058	1,819
Net change in premiums receivable and agents' balances	(419)	(458)	(708)
Net change in other assets and other liabilities	(282)	(268)	(7)
Net cash provided by operating activities	5,922	5,909	4,220
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	10,352	10,808	6,806
FVO securities	109	50	2
Equity securities, at fair value	240	401	2,173
Mortgage loans	1,598	740	1,036
Limited partnerships and other alternative investments	291	238	295
Payments for the purchase of:
Fixed maturities, AFS	(12,769)	(14,023)	(9,105)
FVO securities	(17)	(52)	—
Equity securities, at fair value	(97)	(44)	(1,183)
Mortgage loans	(2,021)	(1,025)	(1,055)
Limited partnerships and other alternative investments	(1,025)	(664)	(966)
Net proceeds from (payments for) derivatives	(12)	35	(129)
Net additions of property and equipment	(169)	(145)	(215)
Net payments for short-term investments	(149)	(80)	(69)
Other investing activities, net	(89)	(7)	(21)
Net cash used for investing activities	(3,758)	(3,768)	(2,431)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	127	108	96
Withdrawals and other deductions from investment and universal life-type contracts	(116)	(115)	(100)
Net issuance (return) of shares under incentive and stock compensation plans, including related excise tax benefit	(18)	22	6
Treasury stock acquired, including related excise tax paid	(1,615)	(1,514)	(1,400)
Dividends paid on preferred stock	(21)	(21)	(21)
Dividends paid on common stock	(592)	(556)	(528)
Net cash used for financing activities	(2,235)	(2,076)	(1,947)
Foreign exchange rate effect on cash	14	(20)	3
Net increase (decrease) in cash and restricted cash	(57)	45	(155)
Cash and restricted cash — beginning of period	234	189	344
Cash and restricted cash — end of period	$177	$234	$189
Supplemental Disclosure of Cash Flow Information
Interest paid	$206	$211	$209
See Notes to Consolidated Financial Statements.

Table of Contents	Index to Consolidated Financial Statements and Schedules
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
Adoption of New Accounting Standards
Income Tax Disclosures
On December 31, 2025, the Company adopted the Financial Accounting Standards Board's ("FASB") new disclosure requirements for income taxes, which was applied on a retrospective basis for all periods presented. The income tax rate reconciliation is updated to present reconciling items based on specified categories with further disaggregation of items above a prescribed threshold. Disclosure of income taxes paid (net of refunds received) is disaggregated by U.S. federal and foreign taxes with further disaggregation by individual jurisdictions subject to a prescribed threshold. The new disclosures are provided in Note 16 - Income Taxes of the Notes to Consolidated Financial Statements. The adoption did not impact the consolidated financial position, results of operations, or cash flows.

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
Internally Developed Software Costs
The FASB issued new guidance on the accounting for internally developed software costs. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. The Company continues to evaluate the impact of adopting this new accounting standard, but does not expect the standard will have a material impact on our financial statements.
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
Net written premiums for participating property and casualty insurance policies represented 5%, 6%, and 6% of total net written premiums for each of the years ended December 31, 2025, 2024 and 2023, respectively. Participating dividends to property and casualty policyholders were $44, $39 and $39 for the years ended December 31, 2025, 2024 and 2023, respectively.
There were no additional amounts of income allocated to participating policyholders.
Investments
Overview
The Company’s investments in fixed maturities consist of bonds, including structured securities, and redeemable preferred stock. Most of these investments are classified as AFS and are carried at fair value. The after tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI"). Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in net realized gains and losses. These investments represent certain investments in residual interests of securitizations and other securities that contain embedded credit derivatives. Equity securities are measured at fair value with any changes in valuation reported in net realized gains and losses. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of an ACL. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally received on a three-month delay. Accordingly, income for the years ended December 31, 2025, 2024, and 2023 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships. Other investments primarily consist of equity fund investments measured at fair value, overseas deposits which are measured at fair value using the net asset value as a practical expedient, consolidated investment funds for which the Company has provided seed money and reports the underlying investments at fair value with changes in the fair value recognized in income consistent with accounting requirements for investment companies, and derivative instruments which are carried at fair value.
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
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on the estimated timing of cash flows. Most premiums and discounts on fixed maturities are amortized to the maturity date. Premiums on callable bonds may be amortized to call dates based on call prices. For structured financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method. For certain other structured securities, including securities that previously had an ACL and interest only securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For fixed maturities with an ACL, net investment income is recognized at the original effective rate and accretion of the ACL is recognized through net realized gains and losses. The Company’s non-income producing investments were not material for the years ended December 31, 2025, 2024 and 2023.
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
•to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rates or volatility;
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
Credit Risk of Derivative Instruments
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts be governed by International Swaps and Derivatives Association master agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives is greater than zero, subject to minimum transfer thresholds, if applicable. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as deposit transactions. The Company had no deposit liability as of December 31, 2025 or and 2024 reported in other liabilities.
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
Retroactive reinsurance agreements, including adverse development covers ("ADC"), are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of loss development related to past insurable events. For these agreements, the consideration paid in excess of the estimated ultimate losses to be recovered under the agreement at inception is recognized as a loss on reinsurance transaction. The benefit of subsequent adverse development ceded up to the total consideration paid is recognized as ceded losses, which are a reduction of incurred losses and loss adjustment expenses. The excess of the estimated amounts ultimately to be recovered under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the period the ceded losses are recovered in cash from the reinsurer. The amount of the deferred gain liability is recalculated each period based on cumulative recoveries not yet collected relative to the latest estimate of ultimate losses to be recovered. Ceded loss reserves under retroactive agreements were $1.4 billion and $1.6 billion, and the deferred gain liability reported in other liabilities was $850 and $914, as of December 31, 2025 and 2024, respectively. In any given period, the change in deferred gain included in net income includes amortization of the deferred gain based on the percentage of ultimate ceded losses collected plus any change in the deferred gain liability due to changes in the estimated ultimate losses to be recovered. The effect on income from change in the deferred gain was a net charge or (benefit) to earnings of $(64), $(83) and $194 before tax for the years ended December 31, 2025, 2024, and 2023 respectively.
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
Note 1 - Basis of Presentation and Significant Accounting Policies
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is recognized principally on the straight-line method. Accumulated depreciation was $2.6 billion and $2.5 billion as of December 31, 2025 and 2024, respectively. Depreciation expense was $187, $177, and $204 for the years ended December 31, 2025, 2024 and 2023, respectively, and is reported in insurance operating costs and other expenses. The costs to access and develop hosted software arrangements, where The Hartford has the right to access and use the software, but not take possession, and the cost of certain software licenses are reported in other assets on a straight-line basis over the service period. Amortization of hosted software and certain software licenses was $131, $108, and $85 for the years ended December 31, 2025, 2024, and 2023, respectively, and is reported in insurance operating costs and other expenses.
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
The difference between the newly calculated reserve balance and the reserve balance before updating for actual experience and/or future cash flow assumptions is the remeasurement gain or loss, which is immaterial for each of the years ended December 31, 2025, 2024 and 2023, and is presented in benefits losses and loss adjustments expense in the Consolidated Statements of Operations. Changes to the reserve due to updates to cash flow assumptions, discounted at the discount rate used when each annual cohort was established, are recognized on a catch-up basis in the Consolidated Statement of Operations.
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
2. Earnings Per Common Share
Computation of Basic and Diluted Earnings per Common Share

	For the years ended December 31,
(In millions, except for per share data)	2025	2024	2023
Earnings
Net income	$3,836	$3,111	$2,504
Less: Preferred stock dividends	21	21	21
Net income available to common stockholders	$3,815	$3,090	$2,483
Shares
Weighted average common shares outstanding, basic	282.4	293.9	307.1
Dilutive effect of stock-based awards under compensation plans	4.1	4.7	4.4
Weighted average common shares outstanding and dilutive potential common shares [1]	286.5	298.6	311.5
Net income available to common stockholders per common share
Basic	$13.51	$10.51	$8.09
Diluted	$13.32	$10.35	$7.97
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
We report our results of operations consistent with the manner in which our chief operating decision maker ("CODM") reviews the business, assesses performance, and makes operating decisions on the allocation of resources to each reportable segment. The CODM considers actual results and budget-to-actual variances when assessing segment performance and making decisions on the allocation of resources to each segment. The Company’s CODM is the Chairman and Chief Executive Officer.

The accounting policies of the segments are the same as those described in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company has identified U.S. GAAP net income as the reported measure of segment profit or loss.
The Company’s reportable segments, as well as the Corporate category, are as follows:
Business Insurance
Business Insurance provides a variety of insurance products and risk management services in the U.S. and internationally to commercial enterprises of varying sizes, with insurance coverages including workers’ compensation, property, automobile, general liability, umbrella, package business, professional liability, bond, marine, livestock, accident and health, assumed reinsurance, and other product lines to businesses.
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
Corporate
The Company includes in the Corporate category capital raising activities (including equity financing, debt financing and related interest expense), purchase accounting adjustments related to goodwill, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, transaction expenses incurred in connection with an acquisition, certain M&A costs, and other expenses not allocated to the reportable segments. Interest expense of $199 on debt for the years ended December 31, 2025, 2024 and 2023, is included in the Corporate category. Corporate also includes investment management fees and expenses related to managing third party assets.
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Segment Revenues

	For the years ended December 31,
	2025	2024	2023
Business Insurance
Workers’ compensation	$3,711	$3,691	$3,670
General liability	2,472	2,218	1,977
Marine	281	278	256
Package business	2,665	2,331	2,076
Commercial property	1,447	1,258	1,053
Professional Liability	847	824	787
Bond	341	327	321
Assumed reinsurance	891	758	615
Commercial automobile	1,273	1,079	927
Business Insurance earned premium and fee income	13,928	12,764	11,682
Net investment income	1,967	1,714	1,532
Net realized losses	(91)	(73)	(156)
Other revenue [1]	3	1	1
Total Business Insurance	15,807	14,406	13,059
Personal Insurance
Personal automobile	2,528	2,425	2,156
Homeowners	1,229	1,061	961
Personal Insurance earned premium and fee income [2]	3,757	3,486	3,117
Net investment income	256	222	171
Net realized losses	(13)	(14)	(16)
Other revenue	88	85	81
Total Personal Insurance	4,088	3,779	3,353
P&C Other Operations
Net investment income	76	74	69
Net realized losses	(3)	(4)	(7)
Total P&C Other Operations	73	70	62
Employee Benefits
Group disability	3,584	3,576	3,530
Group life	2,582	2,617	2,583
Other	479	422	402
Employee Benefits premium and other considerations	6,645	6,615	6,515
Net investment income	533	475	469
Net realized losses	(38)	(24)	(45)
Total Employee Benefits	7,140	7,066	6,939
Hartford Funds
Mutual fund and ETF	1,006	960	900
Third-party life and annuity separate accounts [3]	71	75	73
Hartford Funds fee income	1,077	1,035	973
Net investment income	21	20	17
Net realized gains	15	12	10
Total Hartford Funds	1,113	1,067	1,000
Total segment revenues	$28,221	$26,388	$24,413
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For 2025, 2024 and 2023, AARP members accounted for earned premiums of $3.4 billion, $3.2 billion and $2.9 billion, respectively.
[3]Represents revenues earned for investment advisory services on third party life and annuity separate account AUM by the Company's Hartford Funds segment.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Significant Segment Expenses

	For the years ended December 31,
	2025	2024	2023
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$7,909	$7,186	$6,575
Current accident year catastrophe losses and LAE	421	486	436
Prior accident year development of losses and LAE	(441)	(231)	(225)
Amortization of DAC	2,201	1,993	1,779
Insurance operating costs	2,146	1,973	1,837
Amortization of other intangible assets	29	29	29
Dividends to policyholders	44	39	39
Total Business Insurance	12,309	11,475	10,470
Personal Insurance
Current accident year losses and LAE before catastrophes	2,307	2,351	2,287
Current accident year catastrophe losses and LAE	327	282	240
Prior accident year development of losses and LAE	(179)	(108)	11
Amortization of DAC	282	255	231
Insurance operating costs	718	673	576
Amortization of other intangible assets	2	2	2
Total Personal Insurance	3,457	3,455	3,347
P&C Other Operations
Prior accident year development of losses and LAE	196	219	224
Insurance operating costs	8	9	4
Total P&C Other Operations	204	228	228
Employee Benefits
Group disability losses	2,497	2,432	2,370
Group life losses	1,970	2,060	2,157
Group losses - other	225	189	156
Amortization of DAC	33	34	34
Insurance operating costs and other expenses	1,675	1,609	1,514
Amortization of other intangible assets	40	40	40
Total Employee Benefits	6,440	6,364	6,271
Hartford Funds
Sub-advisory expense	307	289	265
Employee compensation and benefits	135	131	121
Distribution and service	294	299	289
General, administrative and other	108	105	106
Total Hartford Funds	844	824	781
Total significant segment expenses	$23,254	$22,346	$21,097

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Segment/Category Summary For the Year Ended December 31, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$13,928	$3,757	$—	$6,645	$1,077	$25,407	$40	$25,447
Net investment income	1,967	256	76	533	21	2,853	58	2,911
Net realized gains (losses)	(91)	(13)	(3)	(38)	15	(130)	30	(100)
Other revenue [1]	3	88	—	—	—	91	19	110
Total Revenues	15,807	4,088	73	7,140	1,113	28,221	147	28,368
Significant segment expenses	12,309	3,457	204	6,440	844	23,254		23,254
Other segment expenses [2]	6	71	1	—	—	78		78
Corporate expenses							276	276
Income tax expense (benefit)	712	113	(29)	143	56	995	(71)	924
Net income (loss)	$2,780	$447	$(103)	$557	$213	$3,894	$(58)	$3,836

Other segment disclosures:
Amortization of DAC	$2,201	$282	$—	$33	$—	$2,516	$—	$2,516
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
Total Assets	$57,471	$6,446	$4,354	$13,564	$812	$82,647	$3,350	$85,997

Segment/Category Summary For the Year Ended December 31, 2024
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$12,764	$3,486	$—	$6,615	$1,035	$23,900	$40	$23,940
Net investment income	1,714	222	74	475	20	2,505	63	2,568
Net realized gains (losses)	(73)	(14)	(4)	(24)	12	(103)	42	(61)
Other revenue [1]	1	85	—	—	—	86	2	88
Total Revenues	14,406	3,779	70	7,066	1,067	26,388	147	26,535
Significant segment expenses	11,475	3,455	228	6,364	824	22,346		22,346
Other segment expenses [2]	6	67	4	—	—	77		77
Corporate expenses							263	263
Income tax expense (benefit)	576	49	(35)	141	51	782	(44)	738
Net income (loss)	$2,349	$208	$(127)	$561	$192	$3,183	$(72)	$3,111

Other segment disclosures:
Amortization of DAC	$1,993	$255	$—	$34	$—	$2,282	$—	$2,282
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
Total Assets	$53,296	$6,034	$4,312	$13,502	$761	$77,905	$3,012	$80,917

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Segment/Category Summary For the Year Ended December 31, 2023
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$11,682	$3,117	$—	$6,515	$973	$22,287	$39	$22,326
Net investment income	1,532	171	69	469	17	2,258	47	2,305
Net realized gains (losses)	(156)	(16)	(7)	(45)	10	(214)	26	(188)
Other revenue [1]	1	81	—	—	—	82	2	84
Total Revenues	13,059	3,353	62	6,939	1,000	24,413	114	24,527
Significant segment expenses	10,470	3,347	228	6,271	781	21,097		21,097
Other segment expenses [2]	2	60	—	—	—	62		62
Corporate expenses							280	280
Income tax expense (benefit)	502	(15)	(36)	133	45	629	(45)	584
Net income (loss)	$2,085	$(39)	$(130)	$535	$174	$2,625	$(121)	$2,504

Other segment disclosures:
Amortization of DAC	$1,779	$231	$—	$34	$—	$2,044	$—	$2,044
Amortization of other intangibles	$29	$2	$—	$40	$—	$71	$—	$71
[1]Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]Other segment expenses primarily consists of integration costs associated with the 2019 acquisition of Navigators Group for Business Insurance and servicing expenses for Personal Insurance.
Non-Insurance Revenue from Contracts with Customers

		For the years ended December 31,
	Revenue Line Item	2025	2024	2023
Business Insurance
Installment billing fees	Fee income	$45	$43	$41
Personal Insurance
Installment billing fees	Fee income	32	33	30
Insurance servicing revenues	Other revenues	88	85	81
Employee Benefits
Administrative services	Fee income	223	222	217
Hartford Funds
Advisory, servicing and distribution fees	Fee income	1,077	1,035	973
Corporate
Investment management and other fees	Fee income	40	40	39
Other	Other revenues	1	—	1
Total non-insurance revenues with customers		$1,506	$1,458	$1,382
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

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,663	$—	$4,496	$167
Collateralized loan obligations ("CLOs")	3,316	—	3,099	217
Commercial mortgage-backed securities ("CMBS")	2,328	—	2,213	115
Corporate	23,076	—	20,210	2,866
Foreign government/government agencies	447	—	447	—
Municipal	4,652	—	4,652	—
Residential mortgage-backed securities ("RMBS")	6,178	—	6,171	7
U.S. Treasuries	1,381	164	1,217	—
Total fixed maturities, AFS	46,041	164	42,505	3,372
FVO securities	168	—	—	168
Equity securities, at fair value [1]	492	379	7	106
Derivative assets
Foreign exchange derivatives	20	—	20	—
Total derivative assets [2]	20	—	20	—
Short-term investments	4,353	602	3,369	382
Total assets accounted for at fair value on a recurring basis	$51,074	$1,145	$45,901	$4,028
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	(17)	—	(17)	—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [3]	(20)	—	(20)	—
Total liabilities accounted for at fair value on a recurring basis	$(20)	$—	$(20)	$—

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,937	$—	$3,915	$22
CLOs	3,250	—	3,134	116
CMBS	2,736	—	2,569	167
Corporate	20,636	—	18,355	2,281
Foreign government/government agencies	480	—	480	—
Municipal	5,304	—	5,304	—
RMBS	5,230	—	5,206	24
U.S. Treasuries	994	57	937	—
Total fixed maturities, AFS	42,567	57	39,900	2,610
FVO securities	308	—	111	197
Equity securities, at fair value [1]	603	372	144	87
Derivative assets
Credit derivatives	30	—	30	—
Equity derivatives	4	—	4	—
Foreign exchange derivatives	23	—	23	—
Total derivative assets [2]	57	—	57	—
Short-term investments	4,068	1,271	2,699	98
Total assets accounted for at fair value on a recurring basis	$47,603	$1,700	$42,911	$2,992
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(30)	$—	$(30)	$—
Foreign exchange derivatives	18	—	18	—
Total derivative liabilities [3]	(12)	—	(12)	—
Total liabilities accounted for at fair value on a recurring basis	$(12)	$—	$(12)	$—
[1]Level 3 includes investments that have contractual sales restrictions that require consent to sell and are in place for the duration that the securities are held by the Company.
[2]Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote [3] to this table for derivative liabilities.
[3]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.

The Company has overseas deposits included in other investments of $87 and $61 as of December 31, 2025 and December 31, 2024, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable • Private company financials
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2025
ABS	$167	Discounted cash flows	Spread	434 bps	843 bps	530 bps	Decrease
CLOs	$217	Discounted cash flows	Spread	270 bps	1,021 bps	544 bps	Decrease
CMBS [3]	$115	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	245 bps	1,000 bps	397 bps	Decrease
Corporate [4]	$2,765	Discounted cash flows	Spread	88 bps	811 bps	289 bps	Decrease
RMBS	$7	Discounted cash flows	Spread [6]	88 bps	551 bps	172 bps	Decrease
			Constant prepayment rate [6]	2%	5%	4%	Decrease [5]
			Constant default rate [6]	1%	5%	2%	Decrease
			Loss severity [6]	37%	80%	50%	Decrease
Equity Securities	$56	Adjusted Cost	Private company financials	N/A	N/A	N/A	Increase
	$14	Discounted cash flows	Spread	1,370 bps	1,370 bps	1,370 bps	Decrease
Short-term investments	$382	Discounted cash flows	Spread	164 bps	186 bps	177 bps	Decrease

As of December 31, 2024
CMBS [3]	$166	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	200 bps	1,221 bps	418 bps	Decrease
Corporate [4]	$2,166	Discounted cash flows	Spread	81 bps	794 bps	286 bps	Decrease
RMBS	$19	Discounted cash flows	Spread [6]	100 bps	372 bps	181 bps	Decrease
			Constant prepayment rate [6]	1%	6%	4%	Decrease [5]
			Constant default rate [6]	1%	4%	2%	Decrease
			Loss severity [6]	30%	50%	41%	Decrease
Short-term investments	$98	Discounted cash flows	Spread	266 bps	266 bps	266 bps	Decrease

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
As of December 31, 2025 and 2024, the fair values of the Company's level 3 derivatives were less than $1 for both periods.
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. As of December 31, 2025, no significant adjustments were made by the Company to broker prices received.

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
derivative instrument may not be classified within the same fair value hierarchy level as the associated asset or liability.

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2025
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2025
Assets
Fixed maturities, AFS
ABS	$22	$—	$3	$200	$(48)	$—	$—	$(10)	$167
CLOs	116	—	—	470	(29)	—	—	(340)	217
CMBS	167	(1)	8	—	(41)	(10)	45	(53)	115
Corporate	2,281	3	63	1,402	(842)	(91)	62	(12)	2,866
RMBS	24	—	—	37	(11)	—	—	(43)	7
Total fixed maturities, AFS	2,610	2	74	2,109	(971)	(101)	107	(458)	3,372
FVO securities	197	4	(34)	16	(15)	—	—	—	168
Equity securities, at fair value	87	(1)	—	40	(19)	(1)	—	—	106
Short-term investments	98	—	—	682	(347)	(51)	—	—	382
Total Assets	$2,992	$5	$40	$2,847	$(1,352)	$(153)	$107	$(458)	$4,028

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2024
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2024	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of December 31, 2024
Assets
Fixed maturities, AFS
ABS	$—	$—	$—	$70	$—	$—	$—	$(48)	$22
CLOs	113	—	—	919	(64)	—	—	(852)	116
CMBS	227	(6)	18	—	(10)	(67)	39	(34)	167
Corporate	1,861	—	(23)	876	(316)	(126)	9	—	2,281
RMBS	36	—	—	90	(17)	—	—	(85)	24
Total fixed maturities, AFS	2,237	(6)	(5)	1,955	(407)	(193)	48	(1,019)	2,610
FVO securities	167	(7)	—	52	(15)	—	—	—	197
Equity securities, at fair value	58	3	—	49	(20)	(3)	—	—	87
Short-term investments	25	—	—	145	(72)	—	—	—	98
Total Assets	$2,487	$(10)	$(5)	$2,201	$(514)	$(196)	$48	$(1,019)	$2,992
[1]Amounts in these columns are generally reported in net realized gains (losses). All amounts are before income taxes.
[2]All amounts are before income taxes.
[3]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at Year End
	December 31, 2025		December 31, 2024
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]	Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$3	$—	$—
CLOs	$—	$—	$—	$—
CMBS	—	7	—	10
Corporate	3	61	—	(26)
Total fixed maturities, AFS	3	71	—	(16)
FVO securities	(30)	—	(7)	—
Equity securities, at fair value	1	—	—	—
Total Assets	$(26)	$71	$(7)	$(16)
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
As of December 31, 2025 and 2024, the fair value of assets using the fair value option was $168 and $308, respectively, of which $168 and $197, respectively, were residual interests of securitizations.
For the years ended December 31, 2025, 2024, and 2023, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(30), $(5), and $5, respectively.

Financial Instruments Not Carried at Fair Value
Financial Assets and Liabilities Not Carried at Fair Value

	December 31, 2025			December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$6,837	$6,607	Level 3	$6,396	$5,901
Liabilities
Other policyholder funds and benefits payable	Level 3	$612	$613	Level 3	$614	$614
Senior notes [2]	Level 2	$3,872	$3,528	Level 2	$3,867	$3,406
Junior subordinated debentures [2]	Level 2	$499	$473	Level 2	$499	$460
[1]As of December 31, 2025 and December 31, 2024, the carrying amount of mortgage loans is net of ACL of $49 and $44, respectively.
[2]Included in long-term debt in the Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
5. Investments
Net Investment Income

	For the years ended December 31,
(Before tax)	2025	2024	2023
Fixed maturities [1]	$2,367	$2,204	$1,895
Equity securities	21	35	45
Mortgage loans	296	266	235
Limited partnerships and other alternative investments	303	148	212
Other investments [2]	23	14	9
Gross investment income	$3,010	$2,667	$2,396
Investment expenses	(99)	(99)	(91)
Total net investment income	$2,911	$2,568	$2,305
[1]Includes net investment income on short-term investments.
[2]Primarily includes changes in fair value of certain equity fund investments and income from derivatives that qualify for hedge accounting and are used to hedge fixed maturities.
Net Realized Gains (Losses)

	For the years ended December 31,
(Before tax)	2025	2024	2023
Gross gains on sales of fixed maturities	$61	$31	$30
Gross losses on sales of fixed maturities	(129)	(198)	(149)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	12	(11)	100
Change in net unrealized gains (losses) of equity securities	46	84	(22)
Net realized and unrealized gains (losses) on equity securities	58	73	78
Net credit losses on fixed maturities, AFS	—	(2)	(14)
Change in ACL on mortgage loans	(6)	3	(15)
Other, net [2]	(84)	32	(118)
Net realized losses	$(100)	$(61)	$(188)
[1]The change in net unrealized gains (losses) on equity securities still held as of the end of the period and included in net realized gains (losses) were $49, $68, and $17 for the years ended December 31, 2025, 2024, and 2023, respectively.
[2]Includes gains (losses) on non-qualifying derivatives for the years ended December 31, 2025, 2024, and 2023 of $(16), $13, and $(108), respectively, and gains (losses) from transactional foreign currency revaluation of $(15), $20, and $(15), respectively.
Proceeds from the sales of fixed maturities, AFS totaled $5.7 billion, $5.7 billion, and $3.8 billion for the years ended December 31, 2025, 2024, and 2023, respectively. Sales of fixed maturities, AFS in 2025 were primarily a result of tactical changes to the portfolio driven by changing market conditions, in addition to duration and liquidity management. Non-cash investing activities for the year ended December 31, 2025, included $17 related to the exchange of equity securities for limited partnerships and other alternative investments. Non-cash investing activities for the year ended December 31, 2024, included $18 related to the exchange of short-term investments for equity securities.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of December 31, 2025 and December 31, 2024, the Company reported accrued investment income related to fixed maturities, AFS of $439 and $412, respectively, and accrued investment income related to mortgage loans of $25 and $22, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.

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

ACL on Fixed Maturities, AFS by Type
	For the years ended December 31,
	2025				2024			2023
(Before tax)	CMBS	Corporate	CLOs	Total	CMBS	Corporate	Total	CMBS	Corporate	Total
Balance as of beginning of period	$13	$3	$—	$16	$12	$9	$21	$10	$2	$12
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	2	2	1	—	1	—	9	9
Reduction due to sales	—	—	—	—	—	(3)	(3)	—	(5)	(5)
Net increases (decreases) on fixed maturities where an allowance was previously recorded	1	(3)	—	(2)	—	1	1	2	3	5
Write-offs charged against the allowance	—	—	—	—	—	(4)	(4)	—	—	—
Balance as of end of period	$14	$—	$2	$16	$13	$3	$16	$12	$9	$21

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	December 31, 2025					December 31, 2024
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,628	$—	$51	$(16)	$4,663	$3,948	$—	$28	$(39)	$3,937
CLOs	3,310	(2)	9	(1)	3,316	3,237	—	13	—	3,250
CMBS	2,468	(14)	24	(150)	2,328	2,976	(13)	21	(248)	2,736
Corporate	23,305	—	375	(604)	23,076	21,555	(3)	117	(1,033)	20,636
Foreign govt./govt. agencies	440	—	9	(2)	447	500	—	3	(23)	480
Municipal	4,831	—	89	(268)	4,652	5,574	—	77	(347)	5,304
RMBS	6,372	—	50	(244)	6,178	5,610	—	13	(393)	5,230
U.S. Treasuries	1,517	—	3	(139)	1,381	1,138	—	—	(144)	994
Total fixed maturities, AFS	$46,871	$(16)	$610	$(1,424)	$46,041	$44,538	$(16)	$272	$(2,227)	$42,567

Fixed Maturities, AFS, by Contractual Maturity Year

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,174	$1,179	$1,308	$1,298
Over one year through five years	9,725	9,791	9,564	9,414
Over five years through ten years	9,046	9,055	7,687	7,334
Over ten years	10,148	9,531	10,208	9,368
Subtotal	30,093	29,556	28,767	27,414
Mortgage-backed and asset-backed securities	16,778	16,485	15,771	15,153
Total fixed maturities, AFS	$46,871	$46,041	$44,538	$42,567
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of December 31, 2025, or December 31, 2024, other than U.S. government securities and certain U.S. government agencies.
As of December 31, 2025, other than U.S. government securities and certain U.S. government agencies, the
Company’s three largest exposures by issuer were Morgan Stanley, SPCC Funding I LLC, and the Entergy Corporation, each of which comprised less than 1% of total invested assets. As of December 31, 2024, other than U.S. government securities and certain U.S. government agencies, the Company’s three largest exposures by issuer were NextEra Energy Inc., Morgan Stanley, and the Government of Canada, each of which comprised less than 1% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2025, were the financial services sector, the RMBS sector, and the municipal sector, which comprised approximately 11%, 10%, and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2024, were the financial services sector, the municipal sector, and the RMBS sector, which comprised approximately 11%, 9%, and 9%, respectively, of total invested assets.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$405	$(2)	$339	$(14)	$744	$(16)
CLOs	496	(1)	—	—	496	(1)
CMBS	119	(3)	1,852	(147)	1,971	(150)
Corporate	2,372	(34)	7,089	(570)	9,461	(604)
Foreign govt./govt. agencies	39	—	38	(2)	77	(2)
Municipal	407	(7)	2,286	(261)	2,693	(268)
RMBS	256	(1)	2,626	(243)	2,882	(244)
U.S. Treasuries	592	(11)	563	(128)	1,155	(139)
Total fixed maturities, AFS in an unrealized loss position	$4,686	$(59)	$14,793	$(1,365)	$19,479	$(1,424)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,088	$(14)	$407	$(25)	$1,495	$(39)
CLOs	78	—	—	—	78	—
CMBS	228	(4)	2,299	(244)	2,527	(248)
Corporate	5,883	(138)	8,212	(895)	14,095	(1,033)
Foreign govt./govt. agencies	165	(5)	178	(18)	343	(23)
Municipal	1,263	(27)	2,712	(320)	3,975	(347)
RMBS	1,297	(29)	2,672	(364)	3,969	(393)
U.S. Treasuries	406	(26)	461	(118)	867	(144)
Total fixed maturities, AFS in an unrealized loss position	$10,408	$(243)	$16,941	$(1,984)	$27,349	$(2,227)
As of December 31, 2025, fixed maturities, AFS in an unrealized loss position consisted of 2,659 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of December 31, 2025, 94% of these fixed maturities were depressed less than 20% of cost or amortized cost. The decrease in total gross unrealized losses as of December 31, 2025 was primarily attributable to lower interest rates.
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
There were no mortgage loans held-for-sale as of December 31, 2025 or December 31, 2024. For the year ended December 31, 2025, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties. For the year ended December 31, 2024, one office property mortgage loan with an amortized cost of $9 was granted a term extension of three years at the original rate, which is a below-market rate, with a borrower experiencing financial difficulties. The modified loan represents less than 1% of the mortgage loan portfolio and is current and performing in conjunction with the modified terms.

ACL on Mortgage Loans
	For the years ended December 31,
	2025	2024	2023
ACL as of beginning of period	$44	$51	$36
Current period provision (release)	6	(3)	15
Current period gross write-offs	(1)	(4)	—
ACL as of December 31,	$49	$44	$51
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of December 31, 2025, while the weighted-average LTV ratio at origination of these loans was 58%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$—	—x	$—	—x	$—	—x	$36	0.98x	$164	1.39x	$230	1.38x
65% - 80%	56	1.53x	76	1.03x	23	0.83x	95	1.65x	444	2.72x	315	1.96x	1,009	2.14x
Less than 65%	1,123	1.80x	535	1.57x	401	1.40x	645	2.93x	993	3.10x	1,950	2.75x	5,647	2.44x
Total mortgage loans	$1,209	1.79x	$611	1.50x	$424	1.37x	$740	2.77x	$1,473	2.93x	$2,429	2.56x	$6,886	2.36x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2024
	2024		2023		2022		2021		2020		2019 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$25	0.63x	$—	—x	$16	1.05x	$37	1.03x	$—	—x	$110	1.68x	$188	1.34x
65% - 80%	89	1.42x	7	1.35x	204	1.89x	421	2.55x	100	3.60x	439	2.01x	1,260	2.26x
Less than 65%	357	1.62x	489	1.39x	696	2.85x	1,108	2.93x	518	2.67x	1,824	2.71x	4,992	2.57x
Total mortgage loans	$471	1.52x	$496	1.39x	$916	2.61x	$1,566	2.79x	$618	2.82x	$2,373	2.53x	$6,440	2.47x
[1]Amortized cost of mortgage loans excludes ACL of $44.

Mortgage Loans by Region
	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$401	5.8%	$362	5.6%
Middle Atlantic	275	4.0%	259	4.0%
Mountain	903	13.1%	764	11.9%
New England	351	5.1%	356	5.5%
Pacific	1,417	20.6%	1,400	21.8%
South Atlantic	2,005	29.1%	1,821	28.3%
West North Central	128	1.9%	97	1.5%
West South Central	720	10.4%	588	9.1%
Other [1]	686	10.0%	793	12.3%
Total mortgage loans	6,886	100.0%	6,440	100.0%
ACL	(49)		(44)
Total mortgage loans, net of ACL	$6,837		$6,396
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2025		December 31, 2024
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$3,208	46.6%	$2,737	42.5%
Multifamily	2,209	32.1%	2,161	33.5%
Office	399	5.8%	507	7.9%
Retail [1]	992	14.4%	957	14.9%
Single Family	78	1.1%	78	1.2%
Total mortgage loans	6,886	100.0%	6,440	100.0%
ACL	(49)		(44)
Total mortgage loans, net of ACL	$6,837		$6,396
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of December 31, 2025 and December 31, 2024, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells, and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of December 31, 2025, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.4 billion, of which $4.8 billion was serviced on behalf of third parties and $5.6 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. As of December 31, 2024, the Company serviced mortgage loans with a total outstanding principal balance of $10.0 billion, of which $4.8 billion was serviced on behalf of third parties and $5.2 billion was retained and reported in total investments on the Company's Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of December 31, 2025 and December 31, 2024, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of December 31, 2025 and 2024, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2025 and 2024 is limited to the total carrying value of $4.0 billion and $3.2 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of December 31, 2025 and 2024, the Company has outstanding commitments totaling $2.4 billion and $2.0 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization of $13, $2, and $1 respectively, and related tax benefits of $24, $8, and $1, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Consolidated Balance Sheets was $121 and $51 as of December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the Company has outstanding commitments related to affordable housing projects of $259 and $267, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Other Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of December 31, 2025 and December 31, 2024, the Company reported $87 and $0, respectively, within short-term investments on the Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,558	$2,362
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,178	1,056
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	23	25
Other investments	87	61
Total Other Restricted Investments	$3,846	$3,504
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
Equity method income is reported in net investment income, except amounts related to strategic investments classified in other assets which are reported in other revenues. For investments accounted for under the equity method, the Company’s maximum exposure to loss as of December 31, 2025 is limited to the total carrying value of $5.3 billion. In addition, the Company has outstanding commitments totaling $2.6 billion to fund limited partnership investments as of December 31, 2025. The Company’s investments accounted for under the equity method are generally of a passive nature in that the Company does not take an active role in the management.
For the periods ended December 31, 2025 and 2024 aggregate investment income from investments accounted for under the equity method did not exceed 10% of the Company’s before tax consolidated net income. For the period ended December 31, 2023 aggregate investment income from investments accounted for under the equity method exceeded 10% of the Company’s before tax consolidated net income. Accordingly, the Company is disclosing aggregated, summarized financial data for the Company’s investments accounted for under the equity method based on the most recently available information. This aggregated, summarized financial data does not represent the Company’s proportionate share of investees' assets or earnings.

Aggregated summarized financial information of the Company’s equity method investees:
	As of December 31,
	2025	2024
Balance sheet:
Total assets	$396,968	$356,430
Total liabilities	$69,322	$57,017
The Company's carrying value	$5,313	$4,552

	For the years ended December 31,
	2025	2024	2023
Operating results:
Net investment income (loss)	$(1,502)	$(1,002)	$(1,240)
Net income excluding net investment income	$19,040	$14,778	$13,000
The Company's share of equity method income	$291	$103	$181

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of December 31, 2025 and December 31, 2024, the notional amount of interest rate swaps in offsetting relationships was $333 and $344, respectively.
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

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Derivative Balance Sheet Presentation

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024
Cash flow hedges
Interest rate swaps	$3,775	$4,225	$(1)	$—	$—	$—	$(1)	$—
Foreign currency swaps	588	646	3	41	33	52	(30)	(11)
Total cash flow hedges	4,363	4,871	2	41	33	52	(31)	(11)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	333	344	(2)	—	—	1	(2)	(1)
Foreign exchange contracts
Foreign currency swaps	588	647	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	985	986	—	—	27	31	(27)	(31)
Equity contracts
Equity index options	—	233	—	4	—	4	—	—
Total non-qualifying strategies	1,906	2,210	(2)	4	27	36	(29)	(32)
Total cash flow hedges and non-qualifying strategies	$6,269	$7,081	$—	$45	$60	$88	$(60)	$(43)
Balance Sheet Location
Fixed maturities, AFS	$588	$647	$—	$—	$—	$—	$—	$—
Other investments	1,695	3,011	20	57	55	66	(35)	(9)
Other liabilities	3,986	3,423	(20)	(12)	5	22	(25)	(34)
Total derivatives	$6,269	$7,081	$—	$45	$60	$88	$(60)	$(43)
.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
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
Offsetting Derivative Assets and Liabilities

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2025
Other investments	$60	$58	$20	$(18)	$1	$1
Other liabilities	$(60)	$(38)	$(20)	$(2)	$(21)	$(1)
As of December 31, 2024
Other investments	$88	$86	$57	$(55)	$—	$2
Other liabilities	$(43)	$(42)	$(12)	$11	$(1)	$—
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

Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2025	2024	2023
Interest rate swaps	$12	$(14)	$6
Foreign currency swaps	(28)	41	(31)
Total	$(16)	$27	$(25)

Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,
	2025		2024		2023
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(8)	$12	$(25)	$16	$(26)	$15
Foreign currency swaps	10	—	12	—	10	—
Total	$2	$12	$(13)	$16	$(16)	$15

Total amounts presented on the Consolidated Statement of Operations	$2,911	$199	$2,568	$199	$2,305	$199

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2025, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $27. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. Over that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the years ended December 31, 2025, 2024, and 2023, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).
Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)

	For the Year Ended December 31,
	2025	2024	2023
Interest rate contracts
Interest rate swaps and futures	(2)	8	(3)
Credit contracts
Credit derivatives that purchase credit protection	—	—	(105)
Equity contracts
Equity index options	(14)	5	—
Total [1]	$(16)	$13	$(108)
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Credit Risk Assumed Derivatives by Type

				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of December 31, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	27	2 years	Corporate Credit	B+	392	(27)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	B-	1	1
Total [5]	$493	$27				$493	$(27)
As of December 31, 2024
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	4 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	30	3 years	Corporate Credit	B+	392	(30)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	CCC	1	1
Total [5]	$493	$29				$493	$(29)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2025 and 2024, the Company has pledged cash collateral associated with derivative instruments of $27 and $31, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of December 31, 2025 and 2024, the Company pledged securities collateral associated with derivative instruments with a fair value of $22 and $1, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
In addition, as of December 31, 2025 and 2024, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $7 and $10 respectively, which is recorded in other investments or other assets on the Company's Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $98 and $103, respectively, which are included within fixed maturities on the Company's Consolidated Balance Sheets.
As of December 31, 2025 and 2024, the Company accepted cash collateral associated with derivative instruments of $50 and $78, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2025 and 2024 with a fair value of $2 and $0, respectively, which the Company has the right to repledge or sell. As of December 31, 2025 and 2024, the Company had no repledged securities. In addition, as of December 31, 2025 and 2024, non‑cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances
	As of December 31,
	2025	2024
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$5,948	$5,624
Receivables for loss sensitive business, by credit quality:
AA	98	97
A	76	57
BBB	206	193
BB	89	94
Below BB	41	50
Total receivables for loss sensitive business	510	491

Total Premiums Receivable and Agents' Balances, Gross	6,458	6,115
ACL	(142)	(117)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,316	$5,998
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

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$97	$20	$117	$89	$20	$109	$85	$24	$109
Current period provision (release)	94	2	96	64	1	65	52	(2)	50
Current period gross write-offs	(77)	—	(77)	(62)	(1)	(63)	(55)	(2)	(57)
Current period gross recoveries	6	—	6	6	—	6	7	—	7
Ending ACL	$120	$22	$142	$97	$20	$117	$89	$20	$109

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
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
The Company has two ADC reinsurance agreements in place, both of which are accounted for as retroactive reinsurance and have exhausted their treaty limit. One agreement covered substantially all A&E reserve development for 2016 and prior accident years ("A&E ADC") up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company ("NIC") and certain of its affiliates for 2018 and prior accident years (the "Navigators ADC") up to an aggregate limit of $300. As the Company has ceded all of the $300 and $1.5 billion available limits under the Navigators ADC and the A&E ADC, respectively, there is no remaining limit available under either agreement as of December 31, 2025. For more information on ADC agreements, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses.
Property and Casualty ceded losses, which reduce losses and loss adjustment expenses incurred, were $1,264, $1,241 and
$1,043 for the years ended December 31, 2025, 2024 and 2023, respectively.
Employee Benefits ceded losses, which reduce losses and loss adjustment expenses incurred, were $96, $120 and $93 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Reinsurance Recoverables by Credit Quality Indicator
	As of December 31, 2025				As of December 31, 2024
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
AM Best Financial Strength Rating
A++	$2,161	$—	$—	$2,161	$2,271	$—	$—	$2,271
A+	2,292	286	213	2,791	2,169	281	224	2,674
A	764	1	—	765	829	1	—	830
A-	603	3	2	608	622	4	—	626
B++	2	—	—	2	2	—	2	4
Below B++	21	—	—	21	22	—	—	22
Total Rated by AM Best	5,843	290	215	6,348	5,915	286	226	6,427
Mandatory (Assigned) and Voluntary Risk Pools	204	—	—	204	205	—	—	205
Captives	465	—	—	465	402	—	—	402
Other not rated companies	238	5	—	243	176	5	—	181
Gross Reinsurance Recoverables	6,750	295	215	7,260	6,698	291	226	7,215
Allowance for uncollectible reinsurance	(66)	(1)	(2)	(69)	(72)	(1)	(2)	(75)
Net Reinsurance Recoverables	$6,684	$294	$213	$7,191	$6,626	$290	$224	$7,140
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

Allowance for Uncollectible Reinsurance
	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
P&C beginning allowance for uncollectible reinsurance	$72	$100	$102
Beginning allowance for disputed amounts	48	57	60
P&C beginning ACL	24	43	42
Current period provision	—	(6)	3
Current period gross write-offs	—	(13)	(2)
P&C ending ACL	24	24	43
Ending allowance for disputed amounts	42	48	57
P&C ending allowance for uncollectible reinsurance	66	72	100
Employee Benefits allowance for uncollectible reinsurance	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2
Total allowance for uncollectible reinsurance	$69	$75	$103

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 8 - Reinsurance
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Insurance Revenues
Property and Casualty Insurance Revenue

	For the years ended December 31,
Premiums Written	2025	2024	2023
Direct	$18,904	$17,622	$16,144
Assumed	1,230	1,102	975
Ceded	(1,948)	(1,775)	(1,642)
Net	$18,186	$16,949	$15,477
Premiums Earned
Direct	$18,344	$16,915	$15,514
Assumed	1,143	1,001	826
Ceded	(1,879)	(1,742)	(1,612)
Net	$17,608	$16,174	$14,728
Employee Benefits Revenue

	For the years ended December 31,
	2025	2024	2023
Gross earned premiums, fees and other considerations	$6,613	$6,576	$6,445
Reinsurance assumed	145	166	174
Reinsurance ceded	(113)	(127)	(104)
Net earned premiums, fees and other considerations	$6,645	$6,615	$6,515
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
9. Goodwill & Other Intangible Assets
The carrying value of goodwill allocated to reportable segments and the corporate category as of both December 31, 2025 and 2024 was as follows:

Carrying Value
Business Insurance	$659
Personal Insurance	119
Hartford Funds	180
Employee Benefits	723
Corporate [1]	230
Total	$1,911
[1]The Corporate category includes goodwill that was acquired at a holding company level and not pushed down to a subsidiary within a reportable segment. Carrying value of goodwill within Corporate as of December 31, 2025 and 2024 includes $138 and $92 for the Employee Benefits and Hartford Funds reporting units, respectively.
The annual goodwill assessment for all reporting units was completed as of October 31, 2025 and 2024 and resulted in no write-downs of goodwill for the years ended December 31, 2025 and 2024. All reporting units passed the annual impairment test with a significant margin.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 9 - Goodwill & Other Intangible Assets
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Other Intangible Assets

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer relationships	$636	$(357)	$279	$636	$(313)	$323
Marketing agreement with Aetna	16	(9)	7	16	(7)	9
Distribution Agreement	79	(77)	2	79	(75)	4
Distribution and Agency relationships & Other	340	(157)	183	340	(134)	206
Total Finite Life Intangibles	1,071	(600)	471	1,071	(529)	542
Total Indefinite Life Intangible Assets	95		95	95		95
Total Other Intangible Assets	$1,166	$(600)	$566	$1,166	$(529)	$637
Expected Before Tax Amortization Expense for Acquired Intangibles as of December 31, 2025

Other Intangible Assets
2026	$70
2027	$68
2028	$64
2029	$62
2030	$61

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

10. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2025	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$36,404	$34,044	$33,083
Reinsurance and other recoverables	6,753	6,696	6,465
Beginning liabilities for unpaid losses and loss adjustment expenses, net	29,651	27,348	26,618
Provision for unpaid losses and loss adjustment expenses
Current accident year	10,964	10,305	9,538
Prior accident year development [1]	(424)	(120)	10
Total provision for unpaid losses and loss adjustment expenses	10,540	10,185	9,548
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	64	83	(194)
Payments
Current accident year	(2,917)	(2,765)	(2,716)
Prior accident years	(5,939)	(5,175)	(5,926)
Total payments	(8,856)	(7,940)	(8,642)
Foreign currency adjustment	33	(25)	18
Ending liabilities for unpaid losses and loss adjustment expenses, net	31,432	29,651	27,348
Reinsurance and other recoverables	6,723	6,753	6,696
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$38,155	$36,404	$34,044
[1]Prior accident year development for the years ended December 31, 2025 and 2024 included a $64 and $145 benefit for amortization of a deferred gain under retroactive reinsurance accounting, respectively, related to the Navigator's ADC. The deferred gain has been fully amortized as of September 30, 2025. In addition, for the year ended December 31, 2024, the Company ceded, $62 of losses under the A&E adverse development cover, which was reflected as an increase to the deferred gain. For additional information regarding the ADC reinsurance agreement, refer to Adverse Development Covers discussion below.
Property and Casualty Insurance Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2025			2024			2023
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$1,151			$1,184			$1,255
Amount of discount	317			333			339
Carrying value of liability for unpaid losses and loss adjustment expenses	$834			$851			$916
Discount accretion included in losses and loss adjustment expenses	$49			$44			$42
Weighted average discount rate	2.97%			2.80%			2.74%
Range of discount rates	0.83%	-	12.87%	0.83%	-	14.03%	0.83%	-	14.03%
Reserves are discounted at rates in effect at the time claims were incurred, ranging from 0.83% for accident year 2020 to 12.87% for accident year 1982.
The reserves recorded for the Company’s property and casualty insurance products at December 31, 2025 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.
Losses and loss adjustment expenses are also impacted by trends including frequency and severity as well as changes in the legislative and regulatory environment. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty in the ultimate settlement of the liabilities gross of reinsurance include inadequate loss development patterns, plaintiffs’ expanding theories of liability, new targets, the risks inherent in major litigation, and inconsistent emerging

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
legal doctrines with respect to the underlying claims and with respect to the Company's coverage obligations. In the case of the reserves for environmental exposures before reinsurance, factors contributing to the high degree of uncertainty in gross reserves include expanding theories of liabilities and damages against insureds, emerging risks from products and substances alleged to cause damage, such as per-and polyfluoroalkyl substances ("PFAS"), the risks inherent in major litigation, inconsistent and emerging legal doctrines concerning the existence and scope of coverage for environmental claims, and the scope and level of complexity of the remediation required by regulators.
(Favorable) Unfavorable Prior Accident Year Development

	For the years ended December 31,
	2025	2024	2023
Workers’ compensation	$(255)	$(258)	$(236)
Workers’ compensation discount accretion	45	44	42
General liability	—	211	41
Marine	—	(1)	(2)
Package business	—	(6)	(24)
Commercial property	(42)	(7)	(7)
Professional liability	(17)	(27)	(2)
Bond	(71)	(56)	(27)
Assumed reinsurance	—	24	34
Commercial automobile liability	12	47	20
Personal automobile liability	(87)	(30)	—
Homeowners	(43)	(28)	(6)
Net asbestos and environmental reserves	165	141	—
Catastrophes	(84)	(87)	(87)
Uncollectible reinsurance	6	(19)	13
Other reserve re-estimates, net	11	15	57
Prior accident year development, including full benefit for the ADC cession	(360)	(37)	(184)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(64)	(83)	194
Total prior accident year development	$(424)	$(120)	$10
[1]The change in deferred gain on retroactive reinsurance for the years ended December 31, 2025 and 2024 included a benefit for amortization of the Navigators ADC deferred gain of $64 and $145, respectively. The change in deferred gain for the years ended December 31, 2024 and 2023 also included $62 and $194, respectively of adverse development on A&E reserves in excess of ceded premium paid.
2025 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within accident years 2021 and prior primarily in small business, driven by lower than previously estimated claim severity.
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
Bond reserves decreased due primarily to favorable development on commercial and contract surety and fidelity bonds driven by accident years 2021 and prior.
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
Asbestos and environmental reserves were reviewed in fourth quarter 2025 resulting in a $165 increase in reserves, including $122 for asbestos and $43 for environmental.
Catastrophes reserves were decreased across Business Insurance and Personal Insurance primarily driven by a reduction in reserves in accident years 2020 to 2024, including favorable emergence related to various hail events.
Other reserve re-estimates, net, were increased primarily due to an increase in unallocated loss adjustment expenses ("ULAE") reserves within P&C Other Operations driven by an increase in gross asbestos and environmental reserves and an increase in reserves related to unfavorable development from participation in involuntary market pools, partially offset by lower than expected severity on Personal Insurance automobile physical damage for accident year 2024.
2024 re-estimates of prior accident year reserves
Workers’ compensation reserves were decreased within the 2016 to 2020 accident years primarily in small business, driven by lower than anticipated claim severity. In addition, the 2020 accident year includes a $48 reduction of COVID-19 related reserves driven by favorable claim count emergence.
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
Professional liability reserves decreased due to favorable development on D&O claims driven by the 2020 to 2022 accident years combined with favorable E&O experience in the 2018 accident year, partially offset by deterioration in older accident years.
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
Asbestos and environmental reserves were reviewed in fourth quarter 2024 resulting in a $203 increase in reserves before ADC reinsurance, including $167 for asbestos and $36 for environmental. The Company ceded to the A&E ADC $62, which is accounted for as a deferred gain on retroactive reinsurance, representing the amount of losses ceded to the ADC in excess of ceded premium paid. For additional information related to the adverse development cover with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc. ("Berkshire"), see the Adverse Development Covers section below and Note 14 - Commitments and Contingencies.
Catastrophes reserves were decreased primarily within Business Insurance driven by a reduction in reserves in accident years 2020 to 2022 related to favorable emergence related to various hail events, as well as favorable development in both Business Insurance and Personal Insurance in accident year 2022 related to Hurricane Ian.
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
Commercial property reserves decreased primarily due to favorable development for accident years 2018 and 2021. In accident year 2022, unfavorable development in middle & large business was offset by favorable development in global specialty.
Professional liability reserves decreased modestly due to favorable development on D&O claims driven by the 2020 and 2021 accident years, partially offset by deterioration in 2019 and prior accident years experience across E&O and other claims.
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
Settlement Agreement with Boy Scouts of America
On February 14, 2022, the Company executed a final settlement agreement (the “Settlement”) with the Boy Scouts of America ("BSA"), the Local Councils, and the attorneys representing a majority of the alleged victims, pursuant to which The Hartford agreed to pay $787 for sexual molestation and sexual abuse claims associated with liability policies issued by various Hartford writing companies in the 1970s and early 1980s. In exchange for its payment, the Company receives a complete release of its policies issued to BSA and the Local Councils, as well as an injunction against further abuse claims involving BSA. All conditions precedent to the Settlement have been satisfied, including approval by the bankruptcy court and the district court, and on April 20, 2023, The Hartford paid the Settlement amount of $787. Certain objecting parties appealed the district court’s ruling and after unsuccessful appeals petitioned the U.S Supreme Court for review. On January 12, 2026, the U.S. Supreme Court denied their petition and the matter has now concluded as to The Hartford.
Adverse Development Covers
The Company has an adverse development cover reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., to reinsure loss development after 2016 on substantially all of the Company’s asbestos and environmental reserves (the “A&E ADC”) up to an aggregate limit. Under the A&E ADC, the Company paid a reinsurance premium of $650 for NICO to assume adverse net loss reserve development up to $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion including reserves for A&E exposure for accident years prior to 1986 that are reported in Property & Casualty Other Operations ("Run-off
A&E") and reserves for A&E exposure for accident years 1986 and subsequent from policies underwritten prior to 2016 that are reported in ongoing Business Insurance and Personal Insurance. The $650 reinsurance premium was placed into a collateral trust account as security for NICO’s claim payment obligations to the Company. The Company has retained the risk of collection on amounts due from other third-party reinsurers and through 2025 continued to be responsible for claims handling and other administrative services, subject to certain conditions. The A&E ADC covered substantially all the Company’s A&E reserve development up to the reinsurance limit.
Under retroactive reinsurance accounting, net adverse A&E reserve development after December 31, 2016 results in an offsetting reinsurance recoverable up to the $1.5 billion limit. Cumulative ceded losses up to the $650 reinsurance premium paid have been recognized as a dollar-for-dollar offset to direct losses incurred. Cumulative ceded losses exceeding the $650 reinsurance premium paid resulted in a deferred gain. The Company has incurred $1.5 billion in cumulative adverse development on asbestos and environmental reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development. The Company has recorded a $850 deferred gain within other liabilities, representing the difference between the reinsurance recoverable of $1.5 billion and ceded premium paid of $650. As of December 31, 2025, the Company has paid cumulative losses in excess of the $1.7 billion attachment point. The Company has recorded $1,436 of ceded unpaid reinsurance loss and LAE recoverables and $64 of paid reinsurance loss and LAE recoverables related to the A&E ADC on the Consolidated Balance Sheet as of December 31, 2025. The deferred gain will be recognized over the claim settlement period in the proportion of the amount of cumulative ceded losses collected from the reinsurer to the estimated ultimate reinsurance recoveries.
Immediately following the May 23, 2019 acquisition of Navigators Group, the Company purchased an aggregate excess of loss adverse development cover (“Navigators ADC”) from NICO on behalf of Navigators Insurance Company and certain affiliates, providing $300 of coverage in excess of $100 above existing net loss and allocated loss adjustment reserves as of December 31, 2018, subject to a treaty limit of $1.816 billion for losses prior to that date, in exchange for a $91 premium. Cumulative loss development on 2018 and prior accident year reserves subsequently exhausted the treaty limit, resulting in the recognition of a $209 cumulative deferred gain within other liabilities under retroactive reinsurance accounting. Recoveries up to the limit were fully collected from NICO, with collections during 2024 and 2025 resulting in the amortization of $145 and $64 of the deferred gain, respectively, through benefits, losses and loss adjustment expenses, fully amortizing the balance as of December 31, 2025; the deferred gain was $64 as of December 31, 2024 and no change to the deferred gain occurred during the year ended December 31, 2023 due to the absence of recoveries.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses As of December 31, 2025

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Accident Years Displayed in Triangles	Cumulative Paid for Accident Years Displayed in Triangles	Unpaid for Accident Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Workers' compensation	$18,810	$(9,944)	$4,107	$450	$(307)	$13,116	$1,754	$14,870
General liability	10,459	(4,765)	467	220	—	6,381	1,243	7,624
Marine	1,434	(1,103)	15	15	—	361	237	598
Package business	9,549	(6,864)	141	147	—	2,973	40	3,013
Commercial property	4,369	(3,844)	9	33	—	567	306	873
Commercial automobile liability	5,040	(3,324)	15	46	—	1,777	130	1,907
Commercial automobile physical damage	235	(213)	5	1	—	28	—	28
Professional liability	3,303	(1,712)	51	49	—	1,691	568	2,259
Bond	655	(285)	16	34	—	420	13	433
Assumed Reinsurance	2,486	(1,561)	—	9	—	934	20	954
Personal automobile liability	10,649	(9,009)	34	70	—	1,744	16	1,760
Personal automobile physical damage	1,529	(1,474)	5	5	—	65	—	65
Homeowners	5,844	(5,473)	6	47	—	424	15	439
Other ongoing business			179	8	(10)	177	371	548
Asbestos and environmental [1]			342	—	—	342	1,983	2,325
Other operations [1]			250	182	—	432	27	459
Total P&C	$74,362	$(49,571)	$5,642	$1,316	$(317)	$31,432	$6,723	$38,155
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
The following loss triangles present historical loss development for incurred and paid claims by accident year, including loss development on Navigators' reserves prior to and after the May 23, 2019 acquisition date. Because the loss triangles include pre-acquisition date changes in ultimate incurred loss estimates for Navigators' reserves, changes in reserve development evident in the incurred loss triangles may differ from prior accident year development ("PYD") recorded by the Company as shown in the (Favorable) Unfavorable Prior Accident Year Development table above as that only includes changes in Navigators' reserves post acquisition. In addition, the incurred loss triangles include reserve development on both catastrophe and non-catastrophe claims whereas the (Favorable) Unfavorable Prior Accident Year Development table above shows the total amount of catastrophe reserve development across all lines of business on a single line.
Triangles are limited to the number of years for which claims incurred typically remain outstanding, not exceeding ten years.
Short-tail lines, which represent claims generally expected to be paid within a few years, have three years of claim development displayed. IBNR reserves shown in loss triangles include reserves for incurred but not reported claims as well as reserves for expected development on reported claims. Incurred and cumulative paid losses in currencies other than the U.S. dollar have been converted into U.S. dollars using the exchange rates as of December 31, 2025.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Workers' Compensation

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$1,772	$1,772	$1,780	$1,767	$1,748	$1,708	$1,670	$1,634	$1,621	$1,610	$309	112,799
2017		1,862	1,869	1,840	1,822	1,757	1,665	1,635	1,597	1,567	359	112,325
2018			1,916	1,917	1,915	1,904	1,870	1,836	1,798	1,766	412	120,168
2019				1,937	1,935	1,934	1,934	1,899	1,864	1,831	462	121,331
2020					1,865	1,864	1,849	1,808	1,712	1,644	493	92,565
2021						1,831	1,832	1,831	1,831	1,812	582	103,650
2022							2,000	2,001	2,001	2,000	686	114,840
2023								2,166	2,166	2,166	928	118,673
2024									2,174	2,174	1,122	117,500
2025										2,240	1,563	111,445
Total										$18,810

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$255	$579	$779	$908	$1,003	$1,064	$1,110	$1,145	$1,173	$1,199
2017		261	575	778	900	977	1,035	1,087	1,118	1,138
2018			283	624	837	983	1,090	1,170	1,215	1,251
2019				291	637	856	1,007	1,129	1,204	1,248
2020					223	507	695	850	939	1,005
2021						254	562	780	920	1,023
2022							293	649	910	1,081
2023								286	677	936
2024									309	726
2025										337
Total										$9,944

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
General Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$613	$583	$607	$632	$632	$620	$637	$670	$693	$697	$52	18,122
2017		626	614	613	615	613	615	658	691	723	56	17,743
2018			692	669	697	703	728	751	817	808	96	19,203
2019				822	826	821	839	859	876	907	153	19,169
2020					938	922	922	873	858	812	223	14,976
2021						1,002	991	983	1,000	997	350	13,349
2022							1,116	1,110	1,167	1,161	552	13,554
2023								1,219	1,230	1,246	766	12,456
2024									1,432	1,430	1,150	10,495
2025										1,678	1,626	7,755
Total										$10,459

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$12	$52	$131	$283	$368	$446	$513	$564	$596	$621
2017		15	67	156	255	344	441	506	553	610
2018			21	83	177	288	409	512	595	673
2019				29	100	192	339	501	613	701
2020					45	110	202	308	432	547
2021						34	115	209	394	564
2022							26	135	282	509
2023								17	128	340
2024									16	181
2025										19
Total										$4,765

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Marine

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$141	$144	$140	$149	$151	$148	$151	$161	$160	$159	$1	13,820
2017		154	175	162	161	167	170	177	174	173	1	16,252
2018			132	147	142	148	154	158	156	157	1	10,832
2019				139	136	135	130	127	128	130	—	7,288
2020					146	138	134	138	143	145	—	5,294
2021						127	128	120	128	125	19	5,415
2022							140	132	131	128	13	5,456
2023								134	129	126	31	4,989
2024									149	148	44	5,220
2025										143	78	4,239
Total										$1,434

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$36	$81	$107	$123	$133	$142	$145	$148	$143	$144
2017		47	107	135	144	152	163	172	169	169
2018			33	95	127	136	143	160	152	153
2019				34	80	96	106	116	120	122
2020					32	69	90	100	119	120
2021						25	63	88	98	107
2022							27	72	89	104
2023								22	58	74
2024									32	72
2025										38
Total										$1,103

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Package Business

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$655	$638	$632	$625	$611	$595	$591	$590	$582	$583	$19	44,417
2017		695	702	692	657	644	637	640	638	638	27	46,994
2018			719	724	688	667	655	654	671	670	36	45,436
2019				813	769	749	744	747	761	758	51	44,081
2020					915	893	877	837	828	814	65	63,124
2021						946	954	958	958	964	101	48,037
2022							1,038	1,039	1,043	1,066	144	47,794
2023								1,250	1,223	1,244	275	47,841
2024									1,356	1,312	528	48,303
2025										1,500	867	34,613
Total										$9,549

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$225	$353	$410	$465	$500	$521	$540	$545	$549	$556
2017		235	372	447	496	534	561	578	593	601
2018			237	402	451	498	537	571	609	621
2019				254	413	488	571	626	666	693
2020					326	493	573	648	699	731
2021						368	556	650	746	824
2022							319	633	728	846
2023								453	725	866
2024									415	674
2025										452
Total										$6,864

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Commercial Property

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$406	$420	$400	$407	$409	$409	$406	$406	$407	$406	$1	23,932
2017		578	517	457	439	441	439	440	439	438	3	24,629
2018			450	437	424	403	400	393	393	393	3	21,822
2019				480	439	418	420	421	420	420	(1)	20,993
2020					501	469	440	438	437	437	32	20,538
2021						531	501	464	434	436	16	18,306
2022							497	481	476	472	5	17,495
2023								448	424	397	54	17,095
2024									519	481	105	16,913
2025										489	132	13,992
Total										$4,369

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$215	$343	$379	$396	$402	$407	$407	$409	$407	$407
2017		229	378	412	428	433	439	441	442	442
2018			188	344	379	385	394	394	394	394
2019				215	351	383	405	407	410	412
2020					221	336	356	367	373	395
2021						241	383	403	412	414
2022							180	370	413	462
2023								199	301	327
2024									228	341
2025										250
Total										$3,844

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Commercial Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$385	$393	$390	$391	$391	$395	$395	$396	$395	$396	$6	29,268
2017		372	383	379	383	381	394	398	398	399	4	26,421
2018			349	396	405	406	424	433	435	433	12	24,828
2019				425	439	450	460	471	479	484	11	28,647
2020					428	424	419	397	388	382	27	22,296
2021						440	443	429	410	409	50	20,343
2022							468	500	547	560	97	21,106
2023								527	555	560	165	21,232
2024									641	642	324	22,477
2025										775	627	19,958
Total										$5,040

Cumulative Paid Losses & Allocated Loss Adjustment Expense, Net of Reinsurance
	For the years ended December 31
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$65	$147	$232	$303	$339	$357	$379	$385	$388	$388
2017		60	134	211	285	328	368	386	389	390
2018			62	153	238	305	360	387	406	415
2019				67	160	247	327	393	428	455
2020					55	119	200	264	317	340
2021						55	127	212	282	335
2022							64	171	294	400
2023								69	174	304
2024									77	217
2025										80
Total										$3,324

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Commercial Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2023	2024	2025	IBNR Reserves	Claims Reported
2023	$80	$81	$78	$3	16,884
2024		84	84	7	16,718
2025			73	3	15,324
Total			$235

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2023	2024	2025
2023	$61	$74	$75
2024		67	76
2025			62
Total			$213

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Professional Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$183	$176	$204	$197	$196	$197	$196	$194	$204	$197	$14	8,981
2017		205	203	232	227	241	243	218	229	225	14	10,152
2018			244	276	273	273	268	328	316	340	28	10,569
2019				295	314	332	349	356	387	395	80	10,689
2020					369	364	337	325	299	296	83	8,759
2021						340	343	327	307	302	125	7,554
2022							349	355	338	311	149	8,481
2023								384	388	396	195	10,161
2024									394	416	242	11,963
2025										425	366	12,157
Total										$3,303

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Claims Made Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$8	$51	$88	$112	$125	$149	$169	$179	$178	$179
2017		11	48	87	122	149	180	192	190	195
2018			15	72	128	162	196	235	263	273
2019				21	78	148	199	242	267	302
2020					19	71	118	147	172	191
2021						15	55	95	128	157
2022							18	64	95	134
2023								20	76	145
2024									28	113
2025										23
Total										$1,712

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Bond

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$61	$61	$61	$55	$51	$45	$37	$34	$28	$21	$2	1,362
2017		63	90	101	94	79	70	68	65	56	13	1,813
2018			68	68	72	71	70	63	54	46	16	1,768
2019				72	73	74	73	70	61	49	32	1,958
2020					83	84	79	83	80	64	40	2,352
2021						85	85	88	84	75	39	3,069
2022							85	93	93	91	27	2,641
2023								81	83	83	58	1,763
2024									90	89	66	1,164
2025										81	70	1,213
Total										$655

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$2	$12	$15	$20	$22	$22	$22	$20	$20	$19
2017		5	46	55	54	42	43	43	43	43
2018			6	16	23	24	29	30	29	29
2019				3	13	15	16	16	17	16
2020					4	12	21	26	27	23
2021						8	21	23	29	35
2022							11	42	59	62
2023								8	17	24
2024									10	23
2025										11
Total										$285

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Assumed Reinsurance

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$89	$91	$98	$101	$102	$102	$102	$104	$104	$104	$(1)	2,020
2017		129	153	162	157	153	155	155	155	156	2	2,631
2018			129	128	130	135	136	133	133	136	1	3,139
2019				181	190	187	191	210	209	209	7	3,949
2020					183	181	188	180	182	187	5	3,515
2021						193	197	205	206	207	10	2,906
2022							267	275	291	299	60	2,868
2023								330	328	331	65	2,974
2024									410	394	193	2,112
2025										463	322	757
Total										$2,486

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$36	$66	$85	$90	$95	$97	$99	$102	$101	$101
2017		44	116	135	145	147	149	151	150	150
2018			25	112	134	140	143	145	134	131
2019				62	132	154	160	177	186	192
2020					50	90	114	133	152	165
2021						46	103	134	158	174
2022							60	129	174	205
2023								63	150	209
2024									62	143
2025										91
Total										$1,561

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Personal Automobile Liability

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$1,407	$1,402	$1,393	$1,397	$1,395	$1,386	$1,384	$1,384	$1,388	$1,386	$3	215,878
2017		1,277	1,275	1,228	1,214	1,200	1,198	1,197	1,198	1,197	4	187,570
2018			1,108	1,104	1,072	1,058	1,056	1,055	1,054	1,052	16	156,299
2019				1,018	1,010	991	986	971	967	977	4	139,770
2020					805	782	775	741	740	727	9	96,752
2021						881	886	852	846	827	28	102,197
2022							928	1,018	1,009	971	65	108,161
2023								1,138	1,129	1,108	133	108,293
2024									1,212	1,212	297	101,636
2025										1,192	620	87,316
Total										$10,649

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$505	$968	$1,188	$1,308	$1,345	$1,363	$1,373	$1,377	$1,380	$1,381
2017		441	836	1,033	1,123	1,161	1,180	1,187	1,189	1,190
2018			359	710	888	965	1,011	1,028	1,033	1,035
2019				323	654	816	897	933	949	968
2020					238	486	615	679	709	714
2021						247	553	691	760	789
2022							301	662	813	880
2023								329	731	911
2024									361	782
2025										359
Total										$9,009

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Personal Automobile Physical Damage

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2023	2024	2025	IBNR Reserves	Claims Reported
2023	$574	$544	$542	$2	234,484
2024		557	527	10	209,973
2025			460	9	175,456
Total			$1,529

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2023	2024	2025
2023	$513	$541	$539
2024		497	516
2025			419
Total			$1,474

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Homeowners

Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$669	$673	$663	$658	$658	$658	$658	$658	$658	$659	$—	119,822
2017		866	889	884	783	775	774	771	769	765	1	124,787
2018			903	910	673	642	639	645	642	637	3	102,929
2019				501	475	470	468	467	465	465	1	84,823
2020					525	512	513	505	499	495	2	88,571
2021						502	501	491	485	484	3	77,362
2022							499	507	498	493	4	64,195
2023								584	573	567	15	68,778
2024									605	571	48	62,535
2025										708	139	51,005
Total										$5,844

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$481	$621	$640	$649	$653	$655	$656	$657	$658	$658
2017		538	747	795	757	761	762	761	763	764
2018			484	712	616	619	627	626	628	629
2019				318	425	445	458	460	463	464
2020					335	454	478	486	490	492
2021						305	440	464	473	477
2022							298	453	476	483
2023								390	521	542
2024									367	500
2025										464
Total										$5,473
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance [1]
	(Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Workers' compensation	14.9%	18.6%	12.2%	8.3%	5.8%	4.0%	2.8%	2.1%	1.5%	1.6%
General liability	2.4%	8.3%	12.0%	16.7%	14.9%	12.8%	9.6%	7.8%	6.2%	3.7%
Marine	22.6%	31.5%	15.8%	7.9%	7.2%	5.6%	0.8%	—%	(1.6%)	0.7%
Package business	35.1%	22.2%	9.8%	9.3%	6.6%	4.4%	3.8%	1.7%	1.0%	1.1%
Commercial property	49.7%	31.8%	7.3%	4.3%	1.2%	1.6%	0.2%	0.1%	(0.2%)	—%
Commercial automobile liability	13.3%	19.3%	20.7%	17.3%	12.1%	6.8%	5.0%	1.5%	0.5%	0.1%
Commercial automobile physical damage	80.7%	14.7%	0.4%
Professional liability	5.3%	16.7%	15.9%	11.9%	9.7%	10.0%	8.1%	2.5%	0.9%	0.7%
Bond	10.2%	27.7%	11.8%	6.7%	1.3%	(0.7%)	(0.3%)	(2.8%)	(0.4%)	(4.9%)
Assumed Reinsurance	23.4%	32.4%	14.7%	7.3%	5.7%	3.2%	(0.5%)	(0.2%)	(0.3%)	0.1%
Personal automobile liability	32.4%	34.8%	16.5%	8.0%	3.6%	1.3%	0.9%	0.2%	0.1%	0.1%
Personal automobile physical damage	93.3%	4.4%	(0.2%)
Homeowners	67.7%	26.3%	2.1%	0.7%	0.7%	0.3%	0.2%	0.2%	0.1%	0.1%
[1]Negative percentages are generally due to salvage, subrogation or other recoveries.
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the years ended December 31,
	2025	2024	2023
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,206	$8,274	$8,160
Reinsurance recoverables	282	254	245
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,924	8,020	7,915
Provision for unpaid losses and loss adjustment expenses
Current incurral year	5,194	5,195	5,145
Prior year's discount accretion	198	194	193
Prior incurral year development [1]	(556)	(561)	(502)
Total provision for unpaid losses and loss adjustment expenses [2]	4,836	4,828	4,836
Payments
Current incurral year	(2,778)	(2,735)	(2,575)
Prior incurral years	(2,151)	(2,189)	(2,156)
Total payments	(4,929)	(4,924)	(4,731)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,831	7,924	8,020
Reinsurance recoverables	282	282	254
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,113	$8,206	$8,274
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses of $173, $175 and $182 for the years ended December 31, 2025, 2024 and 2023, respectively, that are recorded in insurance operating costs and other expenses in the Consolidated Statements of Operations.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Group Life, Disability and Accident Products Reserves, Net of Reinsurance, that are Discounted

	For the years ended December 31,
	2025			2024			2023
Liability for unpaid losses and loss adjustment expenses, at undiscounted amounts	$8,095			$8,111			$8,150
Amount of discount	(1,245)			(1,196)			(1,166)
Carrying value of liability for unpaid losses and loss adjustment expenses	$6,850			$6,915			$6,984
Weighted average discount rate	3.5%			3.3%			3.2%
Range of discount rate	2.1%	-	8.0%	2.1%	-	8.0%	2.1%	-	8.0%
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
2025 re-estimates of prior incurral year reserves
Group disability- Prior period reserve estimates decreased by approximately $466 driven by favorable long-term disability claim recoveries, paid family and medical leave incidence lower than prior assumptions, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $90 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
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
Supplemental Accident & Health- Prior period reserve estimates decreased by approximately $9 driven by lower than previously expected claim incidence.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Reconciliation of Loss Development to Liability for Unpaid Losses and Loss Adjustment Expenses as of December 31, 2025

	Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					Subtotal
Reserve Line	Cumulative Incurred for Incurral Years Displayed in Triangles	Cumulative Paid for Incurral Years Displayed in Triangles	Unpaid for Incurral Years not Displayed in Triangles	Unpaid Unallocated Loss Adjustment Expenses, Net of Reinsurance	Discount	Unpaid Losses and Loss Adjustment Expenses, Net of Reinsurance	Reinsurance and Other Recoverables	Liability for Unpaid Losses and Loss Adjustment Expenses
Group long-term disability	$14,558	$(8,346)	$1,354	$191	$(1,175)	$6,582	$274	$6,856
Group life and accident, excluding premium waiver	6,157	(5,635)	126	5	(11)	642	1	643
Group short-term disability			160	9	—	169	—	169
Group life premium waiver			448	9	(59)	398	2	400
Group supplemental health			40	—	—	40	5	45
Total Employee Benefits	$20,715	$(13,981)	$2,128	$214	$(1,245)	$7,831	$282	$8,113
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
Group Long-Term Disability

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR Reserves	Claims Reported
2016	$1,651	$1,481	$1,468	$1,437	$1,417	$1,409	$1,401	$1,400	$1,407	$1,400	$—	33,348
2017		1,597	1,413	1,358	1,316	1,304	1,296	1,289	1,294	1,287	—	30,946
2018			1,647	1,387	1,309	1,277	1,276	1,271	1,279	1,275	—	28,438
2019				1,650	1,424	1,327	1,284	1,287	1,277	1,274	—	27,490
2020					1,686	1,407	1,323	1,282	1,260	1,247	—	25,872
2021						1,768	1,521	1,417	1,351	1,324	—	27,165
2022							1,842	1,566	1,452	1,389	2	26,003
2023								1,988	1,700	1,629	7	28,328
2024									1,960	1,732	50	28,922
2025										2,001	977	17,982
Total										$14,558

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the years ended December 31,
		(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$112	$479	$705	$819	$907	$981	$1,043	$1,100	$1,144	$1,183
2017		109	452	658	757	842	911	970	1,017	1,057
2018			105	447	639	743	827	897	954	1,001
2019				101	454	650	751	832	895	944
2020					100	458	663	767	839	899
2021						101	493	720	820	892
2022							101	496	719	824
2023								116	562	806
2024									129	604
2025										136
Total										$8,346
Group Life and Accident, excluding Premium Waiver

Undiscounted Incurred Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2023	2024	2025	IBNR Reserves	Claims Reported
2023	$2,108	$2,092	$2,090	$12	75,942
2024		2,065	2,028	23	80,529
2025			2,039	353	70,011
Total			$6,157

Cumulative Paid Losses & Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the years ended December 31,
	(Unaudited)
Incurral Year	2023	2024	2025
2023	$1,572	$2,053	$2,070
2024		1,576	1,992
2025			1,573
Total			$5,635
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

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Unaudited)
	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Group long-term disability	7.7%	27.7%	15.9%	7.9%	6.2%	5.2%	4.3%	3.8%	3.1%	2.8%
Group life and accident, excluding premium waiver	76.7%	21.8%	0.8%

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
11. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the year ended December 31,
	2025			2024			2023
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$45			$49			$47
Balance, ending of the period		$43			$45			$49

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$128	$106	$168	$137	$113	$185	$140	$112	$192
Beginning adjustment for changes in single-A rate	—	(15)	(33)	7	(11)	(32)	4	(14)	(39)
Beginning balance at original discount rate	128	121	201	130	124	217	136	126	231
Effect of changes in cash flow assumptions	—	—	1	2	2	—	(2)	—	—
Effect of actual variances from expected experience	(1)	4	—	1	3	(1)	1	7	(1)
Adjusted beginning balance	127	125	202	133	129	216	135	133	230
Interest accrual and other	5	20	6	7	20	7	7	20	8
Benefit Payments	(12)	(26)	(19)	(12)	(28)	(22)	(12)	(29)	(21)
Ending balance at original discount rate	120	119	189	128	121	201	130	124	217
Ending adjustment for changes in single-A rate	3	(15)	(24)	—	(15)	(33)	7	(11)	(32)
Ending balance at single-A rate	$123	$104	$165	$128	$106	$168	$137	$113	$185

Net reserve for future policy benefits	$123	$61	$165	$128	$61	$168	$137	$64	$185
Weighted-average duration of the reserve for future policy benefits (years)	9.3	11.0	6.1	9.2	11.0	6.3	9.0	12.2	6.4

Net Reserve for Future Policy Benefits
	As of December 31,
	2025	2024	2023
Payout Annuities	$123	$128	$137
Life Conversions	61	61	64
Paid-up Life	165	168	185
Deferred Profit Liability	17	17	20
Other	78	74	78
Total	$444	$448	$484

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 11 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of December 31,
	2025	2024	2023
Payout Annuities [1]
Expected future benefit payments	$237	$256	$257
Life Conversions
Expected future gross premiums	$99	$106	$114
Expected future benefit payments	$188	$198	$204
Paid-up Life [1]
Expected future benefit payments	$241	$260	$281
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of December 31,
	2025	2024	2023
Payout Annuities
Interest accretion rate	5.6%	5.6%	5.6%
Current discount rate	5.3%	5.5%	5.0%
Life Conversions
Interest accretion rate	4.3%	4.3%	4.2%
Current discount rate	5.5%	5.6%	5.1%
Paid-up Life
Interest accretion rate	2.9%	2.9%	2.9%
Current discount rate	4.8%	5.3%	5.0%
The Company completed a review of cash flow assumptions in the third quarter 2025, 2024, and 2023, resulting in immaterial changes to the reserve for future policy benefits. For payout annuities and paid-up life, the net effect of updating cash flow assumptions was offset by a corresponding impact to the deferred profit liability. Gross premiums and interest accretion recognized on long-duration insurance policies for the years ended December 31, 2025, 2024 and 2023 were immaterial.
12. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $612, $614 and $638 as of December 31, 2025, 2024 and 2023, respectively, included universal life long-duration contracts of $196, $206 and $223 as well as policyholder balances related to short-duration contracts of $416, $408 and $415. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the year ended December 31,
	2025	2024	2023
Balance, beginning of year	$206	$223	$232
Premiums Received	12	13	14
Policy Charges	(19)	(23)	(21)
Surrenders and Withdrawals	(5)	(5)	(6)
Benefit Payments	(6)	(9)	(6)
Interest Credited	8	7	10
Balance, End of Year	$196	$206	$223
Weighted-average crediting rate	4.3%	4.3%	4.2%
Net Amount at Risk [1]	$750	$824	$917
Cash Surrender Value	$194	$205	$221
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of December 31, 2025, 2024 and 2023, universal life contracts of $195, $205 and $222, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

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
Debt is carried net of discount and issuance cost.
Long-term Debt by Issuance

	As of December 31,
	2025	2024
Revolving Credit Facilities	$—	$—
Senior Notes and Debentures
2.8% Notes, due 2029	600	600
5.95% Notes, due 2036	300	300
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	409	409
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	300	300
4.4% Notes, due 2048	500	500
3.6% Notes, due 2049	800	800
2.9% Notes, due 2051	600	600
Junior Subordinated Debentures
3-Month term SOFR + 0.26161% + 2.125% Notes, due 2067 [1]	500	500
Total Notes and Debentures	4,482	4,482
Unamortized discount and debt issuance cost [2]	(111)	(116)
Total Debt	4,371	4,366
Less: Current maturities	—	—
Long-Term Debt	$4,371	$4,366
[1]The Company has an interest rate swap agreement expiring February 15, 2027 to effectively convert the variable interest payments based on 3-month term Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.26161% plus 2.125% for this debenture.
[2]This amount includes unamortized discount of $66 and $68 as of December 31, 2025 and 2024, respectively, on the 6.1% Notes, due 2041.
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Shelf Registrations
On September 23, 2024, the Company filed with the Securities and Exchange Commission ("SEC") an automatic shelf registration statement (Registration No. 333-282288) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, guarantees, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. Because The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement became effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Junior Subordinated Debentures
As of December 31, 2025 and 2024, the Company has outstanding $500 of callable junior subordinated debentures with a final maturity on February 12, 2067. Interest is payable quarterly in arrears at a variable rate that resets quarterly.
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
Long-Term Debt
Long-term Debt Maturities (at par value) as of December 31, 2025

2026 - Current maturities	$—
2027	$—
2028	$—
2029	$600
2030	$—
Thereafter	$3,882

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 13 - Debt
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
As of December 31, 2025 and 2024, no borrowings were outstanding, no letters of credit were issued under the Credit Facility and the Company was in compliance with all financial covenants.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the"Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated the Lloyd's Facility. The purpose of this facility is to issue letters of credit that may be treated as Funds at Lloyd's ("FAL") to support underwriting capacity provided by The Hartford Corporate Underwriters Limited to the Lloyd's syndicate 1221 for the 2025 and 2026 underwriting years of account (and prior open years). The amended and restated Lloyd's Facility has two tranches, with one tranche extending a $74 commitment and the other tranche extending a £74 million ($100 as December 31, 2025). The term of the facility is two years. As of December 31, 2025, letters of credit with an aggregate face amount of $74 and £74 million, or $100, were outstanding under the Lloyd's Facility. As of December 31, 2024, letters of credit with an aggregate face amount of $74 and £79 million, or $99, were outstanding under the Lloyd's Facility.
Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford’s consolidated net worth and financial leverage. As of December 31, 2025, The Hartford was in compliance with all financial covenants of the facility.
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
Prior to October 1, 2025, the Connecticut Insurance Department ("CID") permitted Hartford Fire and HLA to pledge up to $1.4 billion and $0.6 billion in qualifying assets, respectively, without prior approval, to secure FHLBB advances. The pledge limit was determined quarterly based on statutory admitted assets and capital and surplus of Hartford Fire and HLA, respectively.
Effective October 1, 2025, the Company is no longer subject to the CID hypothecation limit or approval related to FHLBB advances. The Company's pledge capacity is now subject to FHLB's collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire can pledge up to $2.6 billion and HLA can pledge up to $2.2 billion to secure FHLBB advances.
As of December 31, 2025 and 2024, there were no advances outstanding under the FHLBB facility.

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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage and benefits claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of individual and class actions, some of which assert claims for substantial amounts. Individual actions may include claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices and may seek punitive damages. In putative class actions, plaintiffs may be seeking certification of a state or national class and have alleged, for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile and property. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Run-off Asbestos and Environmental Claims
The Company continues to receive A&E claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products allegedly containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, new targets, the risks inherent in major litigation, and inconsistent and emerging legal doctrines with respect to the underlying claims and with respect to the Company's coverage obligations. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers, insolvencies of insureds and unanticipated developments pertaining to the Company’s ability to recover reinsurance for A&E claims. Management believes these issues are not likely to be resolved in the near future.
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
For its Run-off A&E claims, as of December 31, 2025, the Company reported $267 of net asbestos and environmental reserves, net of the benefit of losses ceded to the A&E ADC with NICO. In addition, the Company has recorded a $850 deferred gain within other liabilities for losses economically ceded to NICO but for which the benefit is not recognized in earnings until later periods. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
The Company’s A&E ADC reinsurance agreement reinsures substantially all A&E reserve development for 2016 and prior accident years, including Run-off A&E and A&E reserves included in Business Insurance and Personal Insurance. The A&E ADC has a coverage limit of $1.5 billion above the Company’s existing net A&E reserves as of December 31, 2016 of approximately $1.7 billion. The Company has incurred $1.5 billion in cumulative adverse development on A&E reserves that have been ceded under the A&E ADC treaty, leaving no remaining coverage available for future adverse net reserve development. Cumulative adverse development of A&E claims for accident years 2016 and prior in excess of the treaty limit, including $165 recognized in 2025, are absorbed as a charge to earnings by the Company. The effect of future charges could be material to the Company’s consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 10, Reserve for Unpaid Losses and Loss Adjustment Expenses.

Unfunded Commitments
As of December 31, 2025, the Company has outstanding commitments totaling $4.7 billion, of which $2.5 billion is committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The funding of purchase investments in limited partnerships and other alternative investments are at the discretion of the general partner or manager and may be called at any time. Additionally, $1.5 billion of the outstanding commitments relate to various funding obligations associated with private debt and equity securities, as well as tax credits. The remaining outstanding commitments of $685 relate to mortgage loans. Of the $4.7 billion in total outstanding commitments, $221 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2025 and 2024 the liability balance was $76 and $70, respectively. As of December 31, 2025 and 2024, there were no premium tax offsets related to guaranty fund or other insurance-related assessments for both periods.
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2025 was $56 for which the legal entities have posted collateral of $49 in the normal course of business. Based on derivative contractual terms as of December 31, 2025, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The Company's evaluation of the required LCL for the Talcott Guarantees considers the current economic environment as well as macroeconomic scenarios similar to the approach used to estimate the ACL for mortgage loans. See Note 5 - Investments. In 2023, the LCL decreased from $22 to $9 primarily due to an upgrade of Talcott's credit rating, as well as a decrease in the estimated amount payable under guaranteed contracts. In 2024, the LCL decreased to $7 primarily due an improvement of Talcott's assumed liquidation rate, as well as a decrease in the estimated amount payable under guaranteed contracts. During 2025, the LCL increased to $8 primarily due to an increase to Talcott's assumed liquidation rate, partially offset by a decrease in the estimated amount payable under guaranteed contracts. The Company has never experienced a loss on financial guarantees similar to the Talcott Guarantees and we believe the risk of loss is remote.
15. Equity
Equity Repurchase Program
In July, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. As of December 31, 2025, the Company has $1.55 billion remaining for equity repurchases under this share repurchase program. The Hartford's previous $3.0 billion equity repurchase program authorized by its Board of Directors in August 2022 expired on December 31, 2024.
During the year ended December 31, 2025, 2024, and 2023 the Company repurchased $1.6 billion (12.9 million shares), $1.5 billion (14.4 million shares) and $1.4 billion (19.2 million shares), respectively, of common stock under these repurchase programs.
During the period from January 1, 2026 through February 19, 2026, the Company repurchased $247 (1.8 million common shares) under the $3.3 billion repurchase program effective from August 1, 2024 to December 31, 2026.
The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.
The Company accrued $13 and $12 in excise taxes on share repurchases as of December 31, 2025 and 2024 respectively, partially reduced by share issuances, which are reported in other liabilities on the Company's Consolidated Balance Sheets.
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
U.S. Statutory Net Income

	For the years ended December 31,
	2025	2024	2023
Employee Benefits Insurance Subsidiary	$566	$576	$592
Property and Casualty Insurance Subsidiaries	2,870	2,112	1,887
Total	$3,436	$2,688	$2,479
U.S. Statutory Capital

	As of December 31,
	2025	2024
Employee Benefits Insurance Subsidiary	$2,674	$2,708
Property and Casualty Insurance Subsidiaries	14,437	13,294
Total	$17,111	$16,002

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
In 2025, HIG Holding Company received $592 of dividends from HLA, $161 from Hartford Funds and $43 from other non-insurance subsidiaries. In addition, HIG Holding Company received $1.7 billion of net dividends from P&C subsidiaries in 2025, which excludes $75 of P&C dividends that were subsequently contributed to P&C subsidiaries and $107 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
The Company’s property and casualty insurance subsidiaries have regulatory dividend capacity of $2.5 billion for 2026. The HIG Holding Company expects to receive approximately $2.2 billion of net dividends after considering state deposit and regulatory capital requirements to support growth in certain entities, dividends that are expected to be subsequently contributed to P&C subsidiaries and dividends related to interest on intercompany notes.
HLA has regulatory dividend capacity of $589 in 2026 with approximately $580 of dividends expected in 2026.
There are no current restrictions on HIG Holding Company's ability to pay dividends to its stockholders.
Restricted Net Assets
As of December 31, 2025, the Company's insurance subsidiaries had net assets of $16.9 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HIG Holding Company, without prior regulatory approval.
16. Income Taxes
Income Tax Expense
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income before income taxes included income from domestic operations of $4,618, $3,758 and $3,042 for the years ended December 31, 2025, 2024 and 2023, and income from foreign operations of $142, $91 and $46 for the years ended December 31, 2025, 2024 and 2023.
Income Tax Expense

	For the years ended December 31,
	2025	2024	2023
Income tax expense (benefit)
Current - U.S. federal	$795	$783	$582
Foreign	20	2	—
Total current	815	785	582
Deferred - U.S. federal	87	(57)	6
Foreign	22	10	(4)
Total deferred	109	(47)	2
Total income tax expense	$924	$738	$584
Income Tax Rate Reconciliation

	For the years ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax provision at U.S. federal statutory rate	$1,000	21%	$808	21%	$648	21%
Foreign tax effects	8	—%	(8)	—%	(12)	(1)%
Effect of cross-border tax laws	2	—%	—	—%	2	—%
Tax credits	(36)	(1)%	(12)	(1)%	(11)	—%
Nontaxable or nondeductible items
Nontaxable net investment income	(30)	(1)%	(40)	(1)%	(41)	(1)%
Other	(12)	—%	(8)	—%	(6)	—%
Changes in unrecognized tax benefits	(8)	—%	(2)	—%	4	—%
Provision for income taxes	$924	19%	$738	19%	$584	19%

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 16 - Income Taxes
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
The current income tax receivable of $75 and $12 as of December 31, 2025 and 2024, respectively, is included in other assets in the Consolidated Balance Sheets.
Income Taxes Paid

	For the years ended December 31,
	2025	2024	2023
Income Taxes Paid:
U.S. Federal	$844	$810	$622
Foreign	19	2	—
Total income taxes paid	$863	$812	$622
The Company predominantly pays non-income state taxes as a percentage of premiums written which are accounted for as policy acquisition costs. As the Company has deemed state income taxes immaterial, the provision for income tax expense and the income tax rate reconciliation reflect only federal and foreign income taxes. State income tax expenses and payments were $6, $4 and $3, for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Deferred Tax Assets (Liabilities)

	As of December 31,
	2025	2024
Deferred tax assets
Loss reserves and tax discount	$587	$550
Unearned premium reserve and other underwriting related reserves	556	517
Employee benefits	206	181
Net unrealized losses on investments	170	394
Net operating loss carryover	25	41
Total deferred tax assets	1,544	1,683
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	1,544	1,683
Deferred tax liabilities
Deferred acquisition costs	(200)	(183)
Investment-related items	(242)	(167)
Other depreciable and amortizable assets	(192)	(91)
Other	(9)	(13)
Total deferred tax liabilities	(643)	(454)
Net deferred tax asset	$901	$1,229
A deferred tax valuation allowance has not been recorded because the Company believes its deferred tax assets are more likely than not to be realized. In reaching this conclusion, management has assessed the need for a valuation allowance against its deferred tax assets based on tax character and jurisdiction. The assessment considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, the ability to hold assets to recovery, taxable income in open carry back years and other tax planning strategies which management views as prudent and feasible.
Uncertain Tax Positions
Rollforward of Unrecognized Tax Benefits

	For the years ended December 31,
	2025	2024	2023
Balance, beginning of period	$24	$26	$22
Gross increases - tax positions in current period	6	3	5
Gross decreases - tax positions in current period	—	(1)	—
Lapse of statute of limitations	(14)	(4)	(1)
Balance, end of period	$16	$24	$26

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
The federal statute of limitations for the Company is closed through the 2021 tax year with the exception of Navigators pre-acquisition 2019 tax period. Management believes that adequate provision has been made in the Company's Consolidated Financial Statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the Consolidated Financial Statements. The Company recognized net interest (income)/expenses of $(10), $1 and $2 for interest and penalties for the years ended December 31, 2025, 2024 and 2023. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2025

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	1,069	4	(16)	16	(11)	(98)	964
Amounts reclassified from AOCI	68	—	(14)	—	—	32	86
OCI, before tax	1,137	4	(30)	16	(11)	(66)	1,050
Income tax benefit (expense)	(239)	(1)	6	(3)	2	14	(221)
OCI, net of tax	898	3	(24)	13	(9)	(52)	829
Ending balance	$(641)	$(3)	$16	$42	$24	$(1,495)	$(2,057)
Changes in AOCI, Net of Tax for the Year Ended December 31, 2024

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)
OCI before reclassifications	(241)	2	27	(10)	10	(34)	(246)
Amounts reclassified from AOCI	169	1	(3)	—	—	32	199
OCI, before tax	(72)	3	24	(10)	10	(2)	(47)
Income tax benefit (expense)	15	(1)	(5)	2	(2)	1	10
OCI, net of tax	(57)	2	19	(8)	8	(1)	(37)
Ending balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
Changes in AOCI, Net of Tax for the Year ended December 31, 2023

	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(2,594)	$(7)	$40	$31	$35	$(1,346)	$(3,841)
OCI before reclassifications	1,275	(5)	(25)	8	(13)	(148)	1,092
Amounts reclassified from AOCI	133	4	1	—	—	27	165
OCI, before tax	1,408	(1)	(24)	8	(13)	(121)	1,257
Income tax benefit (expense)	(296)	—	5	(2)	3	25	(265)
OCI, net of tax	1,112	(1)	(19)	6	(10)	(96)	992
Ending balance	$(1,482)	$(8)	$21	$37	$25	$(1,442)	$(2,849)

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 17 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Reclassifications from AOCI
	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023	Affected Line Item in the Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed maturities, AFS	$(68)	$(169)	$(133)	Net realized gains (losses)
	(68)	(169)	(133)	Total before tax
	(14)	(35)	(28)	Income tax expense
	$(54)	$(134)	$(105)	Net income
Unrealized Loss on Fixed Maturities, AFS with ACL
Fixed maturities, AFS	$—	$(1)	$(4)	Net realized gains (losses)
	—	(1)	(4)	Total before tax
	—	—	(1)	Income tax expense
	$—	$(1)	$(3)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(8)	$(25)	$(26)	Net investment income
Interest rate swaps	12	16	15	Interest expense
Foreign currency swaps	10	12	10	Net investment income
	14	3	(1)	Total before tax
	3	1	—	Income tax expense
	$11	$2	$(1)	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$7	$7	$7	Insurance operating costs and other expenses
Amortization of actuarial loss	(39)	(39)	(34)	Insurance operating costs and other expenses
	(32)	(32)	(27)	Total before tax
	(7)	(7)	—	Income tax expense
	(25)	(25)	(27)	Net income
Total amounts reclassified from AOCI	$(68)	$(158)	$(136)	Net income

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
18. Employee Benefit Plans
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in a variety of investments, including up to 10% in a fund consisting largely of common stock of The Hartford. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the dollar-for-dollar matching contributions related to employee compensation in excess of the amount of eligible compensation that can be contributed under the tax-qualified Investment and Savings Plan. An employee's eligible compensation includes overtime and bonuses but for the Investment and Savings Plan and Excess Savings Plan combined, is limited to $1 annually. The total cost to The Hartford for these plans was approximately $183, $193 and $163 for the years ended December 31, 2025, 2024 and 2023, respectively.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for each of the years ended December 31, 2025, 2024 and 2023 for these plans was $3.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense under the defined benefit pension plans and group retiree health plan are the discount rate and the expected long-term rate of return on plan assets. The yield curve used to determine the discount rate is based on yields of high-quality fixed income investments grouped by duration, using the above mean average for each duration group. Based on the available market and industry information reviewed, it was determined that 5.44% and 5.25% were the appropriate discount rates as of December 31, 2025 to calculate the Company’s U.S. Pension Plan and other postretirement obligations, respectively.
The expected long-term rate of return considers both current market yields and forecasted investment returns expected to be achieved by the plan’s investment strategy over the remaining life of the plan. The Company also considers the plan's funded status, the investment volatility, duration and total returns for various time periods related to the characteristics of the pension obligation, which are influenced by the Company's workforce demographics. For the pension plan, the Company has assumed an allocation of approximately 81% in fixed income securities and 19% in non-fixed income investments (global equities and limited partnerships) in its assumed expected long-term rate of return for the years ended December 31, 2025 and 2024. For the other postretirement plan, the Company has assumed an allocation of 100% in fixed income securities in its assumptions for the years ended December 31, 2025 and December 31, 2024. Based upon these analyses, management determined the long-term rate of return assumption to be 6.40% and 4.80% for the Company's U.S. Pension Plan and other postretirement obligations, respectively, for the year ended December 31, 2025 and 5.90% and 4.50% for the Company's U.S. Pension Plan and other postretirement obligations,

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
respectively, for the year ended December 31, 2024. To determine the Company's 2026 expense, the Company has assumed an allocation of 81% in fixed income securities and 19% in non-fixed income investments for the pension plan, contributing to an expected long-term rate of return on plan assets of 6.40% for the Company's U.S. Pension Plan. The assets of the postretirement plan were depleted as of December 31, 2025.

Assumptions Used in Calculating the Benefit Obligations and the Net Amount Recognized

	For the years ended December 31,
	2025	2024	2023
Weighted Average Assumptions used to determine benefit obligations
Discount rate:
U.S. Pension Plan	5.44%	5.65%	5.15%
Other Pension Plans	5.34%	5.59%	5.14%
Other postretirement benefits	5.25%	5.56%	5.13%
Interest crediting rate on cash balance plan	4.54%	4.30%	4.36%
Weighted Average Assumptions used to determine net periodic benefit costs:
Discount rate:
U.S. Pension Plan	5.65%	5.15%	5.43%
Other Pension Plans	5.59%	5.13%	5.40%
Other postretirement benefits	5.56%	5.13%	5.39%
Expected long-term rate of return on plan assets:
U.S. Pension Plan	6.40%	5.90%	6.10%
Other Pension Plans	4.30%	4.00%	4.40%
Other postretirement benefits	4.80%	4.50%	4.50%
Assumed Health Care Cost Trend Rates
Pre-65 health care cost trend rate	6.80%	6.50%	8.00%
Post-65 health care cost trend rate	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2047	2045	2038
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

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

	U.S. Pension Plan		Other Pension Plans		Total Pension Plans		Other Postretirement Benefits
	For the years ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation — beginning of year	$3,075	$3,269	$313	$334	$3,388	$3,603	$122	$138
Service cost	2	2	—	—	2	2	—	—
Interest cost	158	160	16	16	174	176	6	7
Plan participants’ contributions	—	—	—	—	—	—	6	7
Actuarial loss (gain)	3	(9)	4	2	7	(7)	(2)	(3)
Changes in assumptions	71	(146)	8	(12)	79	(158)	3	(4)
Benefits paid [1]	(203)	(201)	(28)	(27)	(231)	(228)	(19)	(23)
Benefit obligation — end of year [2]	$3,106	$3,075	$313	$313	$3,419	$3,388	$116	$122
Change in Plan Assets
Fair value of plan assets — beginning of year	$3,387	$3,562	$9	$11	$3,396	$3,573	$8	$18
Actual return on plan assets	236	34	—	—	236	34	—	—
Employer contributions [3]	—	—	1	—	1	—	5	6
Plan participants' contributions [3]	—	—	—	—	—	—	6	7
Benefits paid [1]	(203)	(201)	(1)	(1)	(204)	(202)	(19)	(23)
Expenses paid	(4)	(8)	—	—	(4)	(8)	—	—
Foreign exchange adjustment	—	—	—	(1)	—	(1)	—	—
Fair value of plan assets — end of year	$3,416	$3,387	$9	$9	$3,425	$3,396	$—	$8
Funded status — end of year	$310	$312	$(304)	$(304)	$6	$8	$(116)	$(114)
Amounts Recognized in the Consolidated Balance Sheets
Other assets	$310	$312	$—	$—	$310	$312	$—	$—
Other liabilities	$—	$—	$(304)	$(304)	$(304)	$(304)	$(116)	$(114)
[1]Other postretirement benefits paid represent payments from plan assets for non-key employee postretirement medical benefits, Company assets and plan participants' contributions.
[2]As of December 31, 2025 and 2024, the Accumulated Benefit Obligation is equal to the Projected Benefit Obligation.
[3]Employer and plan participants' contributions for the Other postretirement benefits represent funding from Company and plan participant assets.

Changes in assumptions for the U.S. Pension Plan in 2025 primarily included a $69 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.65% as of the December 31, 2024 valuation to 5.44% as of the December 31, 2025 valuation. Changes in assumptions in 2024 included a $145 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 5.15% as of the December 31, 2023 valuation to 5.65% as of the December 31, 2024 valuation.
Changes in assumptions for the Other Pension Plans in 2025 primarily included an $8 increase in the benefit obligation for pension benefits as a result of a decrease in the discount rate from 5.59% as of the December 31, 2024 valuation to 5.34% as of the December 31, 2025 valuation. Changes in assumptions in 2024 included a $12 decrease in the benefit obligation for pension benefits as a result of an increase in the discount rate from 5.14% as of the December 31, 2023 valuation to 5.59% as of the December 31, 2024 valuation.
Included in the benefit obligation for the U.S. Pension Plan in the table above, the cash balance plan pension benefit obligation was $321 and $332 as of December 31, 2025 and 2024, respectively.
The fair value of assets for total pension plans, and hence the funded status, presented in the table above excludes assets of $287 and $245 as of December 31, 2025 and 2024, respectively, held in rabbi trusts and designated for the Other Pension Plans. The Company made contributions of $1 in 2025 and made no contributions in 2024. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The rabbi trusts' assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, total pension plan assets would have been $3,712 and $3,641 as of December 31, 2025 and 2024, respectively, and the funded status of total pension plans would have been $293 and $253 as of December 31, 2025 and 2024, respectively.
The tables below present an aggregate view of net periodic cost (benefit) and components of other comprehensive income and AOCI for pension plans that includes both the U.S. Pension Plan and Other Pension Plans. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Consolidated Statement of Operations.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Net Periodic Cost (Benefit)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$2	$2	$3	$—	$—	$—
Interest cost	174	176	180	6	7	7
Expected return on plan assets	(243)	(230)	(235)	—	(1)	(1)
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Amortization of actuarial loss	34	34	29	5	5	5
Net periodic cost (benefit)	$(33)	$(18)	$(23)	$4	$4	$4
Amounts Recognized in Other Comprehensive Income (Loss)

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2025	2024	2023	2025	2024	2023
Amortization of actuarial loss	$34	$34	$29	$5	$5	$5
Amortization of prior service credit	—	—	—	(7)	(7)	(7)
Net actuarial gain (loss)	(97)	(41)	(142)	(1)	7	(6)
Prior service cost (credit)	—	—	—	—	—	—
Total	$(63)	$(7)	$(113)	$(3)	$5	$(8)
Amounts in Accumulated Other Comprehensive Income (Loss), Before Tax, not yet Recognized as Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	As of December 31,
	2025	2024	2023	2025	2024	2023
Net loss	$(1,847)	$(1,784)	$(1,777)	$(72)	$(76)	$(88)
Prior service credit	—	—	—	26	33	40
Total	$(1,847)	$(1,784)	$(1,777)	$(46)	$(43)	$(48)
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
Target Asset Allocation Ranges

	Pension Plans		Other Postretirement Plan
	Minimum	Maximum	Minimum	Maximum
Equity securities	—%	20%	—%	—%
Fixed income securities	75%	95%	100%	100%
Limited partnerships	—%	25%	—%	—%
Divergent market performance among different asset classes and changes in the context of the glide path may, from time to

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
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
Pension Plan Assets at Fair Value

	As of December 31, 2025				As of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Short-term investments:	$163	$—	$—	$163	$164	$—	$—	$164
Fixed Income Securities:
Corporate	—	1,596	29	1,625	—	1,586	33	1,619
RMBS	—	97	—	97	—	105	—	105
U.S. Treasuries	7	448	—	455	8	278	—	286
Foreign government	—	8	1	9	—	9	9	18
CMBS	—	20	3	23	—	28	1	29
Other fixed income [1]	—	146	—	146	—	162	—	162
Mortgage Loans	—	—	102	102	—	—	131	131
Equity Securities:
Domestic	16	—	—	16	14	4	—	18
International	—	15	—	15	—	37	—	37
Total pension plan assets at fair value, in the fair value hierarchy [2]	186	2,330	135	2,651	186	2,209	174	2,569
Other Investments, at net asset value [3]:
Limited partnerships				739				778
Total pension plan assets at fair value	$186	$2,330	$135	$3,390	$186	$2,209	$174	$3,347
[1]Includes ABS, municipal bonds and CLOs.
[2]Excludes $35 and $49 as of December 31, 2025 and 2024, respectively, of investment receivables net of investment payables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.
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

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 18 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	Foreign government	Mortgage loans	CMBS	Totals
Fair Value as of January 1, 2025	$33	$9	$131	$1	$174
Realized gains (losses), net	—	(2)	—	—	(2)
Changes in unrealized gains, net	3	2	6	—	11
Purchases	2	—	—	—	2
Sales	(11)	(8)	(35)	—	(54)
Transfers into Level 3 [1]	2	—	—	2	4
Transfers out of Level 3 [1]	—	—	—	—	—
Fair Value as of December 31, 2025	$29	$1	$102	$3	$135

Fair Value as of January 1, 2024	$36	$10	$143	$1	$190
Realized gains, net	—	—	—	—	—
Changes in unrealized gains (losses), net	—	(1)	1	—	—
Purchases	5	—	—	—	5
Sales	(8)	—	(13)	—	(21)
Transfers into Level 3 [1]	—	—	—	—	—
Transfers out of Level 3 [1]	—	—	—	—	—
Fair Value as of December 31, 2024	$33	$9	$131	$1	$174
[1]Transfers into and/or (out of) Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing.
There was less than $1 in Company common stock included in the U.S. Pension Plan’s assets as of December 31, 2025 and 2024 as part of a passively managed indexing strategy.
Other Postretirement Plan Assets at Fair Value
The other postretirement plan held $8 of short-term investments classified as Level 1 in the fair value hierarchy as of December 31, 2024. There were no remaining assets in the other postretirement plan as of December 31, 2025.
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
Expected Employer Contributions
The Company does not have a 2026 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2026. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2026 to make this determination.
Benefit Payments
Amounts of Benefits Expected to be Paid over the next Ten Years from Pension and Other Postretirement Plans as of December 31, 2025

	Pension Benefits	Other Postretirement Benefits
2026	$258	$14
2027	260	12
2028	265	11
2029	273	10
2030	264	10
2031 - 2035	1,303	44
Total	$2,623	$101

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 19 - Stock Compensation Plans
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
19. Stock Compensation Plans
The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2025, 2024 and 2023, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Hartford measures stock compensation at the grant date based on the estimated fair value of the award and recognizes expense on a straight-line basis, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense, included in insurance operating costs and other expenses in the consolidated statement of operations, was as follows:
Stock-Based Compensation Expense

	For the years ended December 31,
	2025	2024	2023
Stock-based compensation plans expense	$141	$133	$125
Income tax benefit	(22)	(21)	(22)
Excess tax benefit on awards vested, exercised and expired	(16)	(21)	(12)
Total stock-based compensation plans expense, net of tax	$103	$91	$91
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2025, the total compensation cost related to non-vested awards not yet recognized was $84, which is expected to be recognized over a weighted average period of 2 years.
Stock Plan
Future stock-based awards may be granted under The Hartford's 2025 Long Term Incentive Stock Plan (the "Stock Incentive Plan") rather than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below. The Stock Incentive Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Stock Incentive Plan, that may be issued to Company employees and third-party service providers during the 10-year duration of the Stock Incentive Plan is the sum of 8,500,000 shares, any shares forfeited subsequent to February 28, 2025, plus any shares used for tax withholding purposes. If any award under an earlier incentive stock plan is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Stock Incentive Plan and such shares shall be added to the maximum limit. As of December 31, 2025, there were 8,684,883 shares available for future issuance.
The fair values of awards granted under the Stock Incentive Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock awards to retirement-eligible employees, the Company recognizes the expense over a period shorter than the stated vesting period because the employees may receive accelerated vesting upon retirement and, therefore, the vesting period is considered non-substantive.
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Stock Options Valuation Assumptions

	For the years ended December 31,
	2025			2024			2023
Expected dividend yield	1.6%			1.8%			2.0%
Expected annualized spot volatility	22.8%	-	24.7%	19.2%	-	22.7%	24.5%	-	26.0%
Weighted average annualized volatility	24.1%			21.7%			25.4%
Risk-free spot rate	4.0%	-	4.3%	4.3%	-	5.5%	3.8%	-	5.1%
Expected term	7.5 years			7.4 years			6.7 years
Non-qualified Stock Option Activity Under the Stock Incentive Plan

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2025
Outstanding at beginning of year	4,518	$60.51
Granted	273	$116.41
Exercised	(705)	$51.46
Forfeited	(60)	$105.89
Expired	—	$—
Outstanding at end of year	4,026	$65.21	5.0	$292
Outstanding, fully vested and expected to vest	4,010	$65.07	5.0	$292
Exercisable at end of year	3,489	$59.85	4.5	$272
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2025, 2024, and 2023 was $34.33, $25.77 and $21.09, respectively. For the years ended December 31, 2025, 2024, and 2023, The Hartford received $36, $92, and $47, respectively, in cash from exercised stock options. The Hartford recognized tax benefits of $2, $4, and $3 on stock options exercised for the years ended December 31, 2025, 2024, and 2023, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $52, $99, and $35, respectively.
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
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
Assumptions for Total Stockholder Return Performance Shares

	For the years ended December 31,
	2025			2024			2023
Volatility of common stock	22.3%			21.7%			33.0%
Average volatility of peer companies	20.0%	-	46.0%	20.0%	-	33.0%	26.0%	-	41.0%
Average correlation coefficient of peer companies	53.0%			42.0%			52.0%
Risk-free spot rate	4.0%			4.4%			4.4%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
Non-vested Share Award Activity Under the Stock Incentive Plan

	Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2025
Non-vested at beginning of year	2,678	$80.36	594	$95.49
Granted	771	$117.21	355	$122.37
Performance based adjustment, net			185	$86.59
Vested	(982)	$70.28	(435)	$86.07
Forfeited	(103)	$93.18	(67)	$112.09
Non-vested at end of year	2,364	$96.01	632	$112.70
In addition to the non-vested shares presented in the above table, there are related non-vested dividend equivalent shares. The number of non-vested dividend equivalent shares related to restricted stock units was 84 thousand and 107 thousand as of December 31, 2025 and 2024, respectively, and the number of non-vested dividend equivalent shares related to performance shares was 14 thousand as of December 31, 2025 and 2024. The dividend equivalent shares are subject to the same vesting terms as the restricted stock units and performance shares.
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $117.21, $96.34 and $77.72, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2025, 2024, and 2023 was $122.37, $103.08 and $85.69, respectively.
The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $171, $186 and $154, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2025, 2024 and 2023.
Subsidiary Stock Plan
The Hartford has a subsidiary stock-based compensation plan similar to the Stock Incentive Plan, except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plan expense of $12 for the subsidiary stock plan in the years ended December 31, 2025, 2024 and 2023. Upon employee vesting of subsidiary stock, the Company recognizes a noncontrolling equity interest. Employees are restricted from selling vested subsidiary stock to anyone other than the Company and the Company has discretion on the amount of stock to repurchase. Therefore, the subsidiary stock is classified as equity because it is not mandatorily redeemable. For the years ended December 31, 2025, 2024 and 2023, the Company repurchased $12, $10 and $11, respectively, in subsidiary stock.
Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a non-compensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2025, there were 2,893,304 shares available for future issuance. During the years ended December 31, 2025, 2024 and 2023, 120,805 shares, 141,500 shares, and 194,561 shares were sold, respectively. For the years ended December 31, 2025, 2024 and 2023, The Hartford received $15, $14 and $13, respectively, in cash from sales under this plan.

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 20 - Leases
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
20. Leases
The Hartford has operating leases for real estate and equipment. The right-of-use asset as of December 31, 2025 and 2024 was $159 and $140, respectively, and is included in property and equipment, net, in the Consolidated Balance Sheets. The lease liability as of December 31, 2025 and 2024 was $169 and $145, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Variable lease costs include changes in interest rates on variable rate leases primarily for automobiles.
Components of Lease Expense

	For the years ended December 31,
	2025	2024	2023
Operating lease cost	$37	$35	$36
Short-term lease cost	1	1	—
Variable lease cost	1	1	(2)
Sublease income	(2)	(3)	(4)
Total lease costs included in insurance operating costs and other expenses	$37	$34	$30

Supplemental Operating Lease Information

	For the years ended December 31,
	2025	2024	2023
Operating cash flows for operating leases (for the twelve months ended)	$32	$33	$37
Right-of-use asset obtained in exchange for new operating lease liabilities	40	25	40
Weighted-average remaining lease term in years for operating leases	6 years	6 years	7 years
Weighted-average discount rate for operating leases	4.6%	4.3%	4.0%
Maturities of Operating Lease Liabilities as of December 31, 2025

Operating Leases
2026	$37
2027	37
2028	33
2029	29
2030	21
Thereafter	35
Total lease payments	192
Less: Discount on lease payments to present value	23
Total lease liability	$169

Index to Consolidated Financial Statements and Schedules
Table of Contents	Note 21 - Restructuring and Other Costs
The Hartford Insurance Group, Inc.
Notes to Consolidated Financial Statements (continued)
21. Restructuring and Other Costs
In recognition of the need to become more cost efficient and competitive along with enhancing the experience we provide to agents and customers, on July 30, 2020 the Company announced an operational transformation and cost reduction plan it refers to as Hartford Next. Hartford Next was intended to reduce annual insurance operating costs and other expenses through reduction of the Company's headcount, investment in information technology ("IT") to further enhance our capabilities, and other activities.
Termination benefits related to workforce reductions and professional fees are included within restructuring and other costs in the Consolidated Statement of Operations and unpaid restructuring costs are included in other liabilities in the Company's Consolidated Balance Sheets. For the year ended
December 31, 2023, the severance benefits accrual was reduced by $6 due to higher than expected voluntary attrition. There was no liability for restructuring and other costs as of December 31, 2025 and 2024.
The program is substantially complete, though the Company may incur additional costs related to real estate that has been temporarily idled as part of Hartford Next.Total restructuring and other costs, excluding any additional costs related to temporarily idled real estate, are approximately $127, before tax, and have been recognized in the Corporate category for segment reporting.

Restructuring and Other Costs, Before Tax
	Incurred in the Year Ended December 31, 2023	Incurred in the Year Ended December 31, 2024	Incurred in the Year Ended December 31, 2025	Cumulative Incurred in the Year Ended December 31, 2025	Total Amount Expected to be Incurred
Severance benefits	$(6)	$—	$—	$35	$35
IT costs	5	—	—	25	25
Professional fees and other expenses	7	2	—	67	67
Total restructuring and other costs, before tax	$6	$2	$—	$127	$127

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule I. Summary of Investments - Other Investments in Affiliates

The Hartford Insurance Group, Inc.
Schedule I
Summary of Investments — Other Than Investments in Affiliates
(in millions)

	As of December 31, 2025
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$6,253	$5,929	$5,929
States, municipalities and political subdivisions	4,831	4,652	4,652
Foreign governments	440	447	447
Public utilities	2,793	2,716	2,716
All other corporate bonds	20,512	20,360	20,360
All other mortgage-backed and asset-backed securities	12,042	11,937	11,937
Total fixed maturities, available-for-sale	46,871	46,041	46,041
Fixed maturities, at fair value using fair value option	199	168	168
Equity Securities [1]
Common stocks
Industrial, miscellaneous and all other	369	470	470
Non-redeemable preferred stocks	22	22	22
Total equity securities [1]	391	492	492
Mortgage loans [2]	6,886	6,607	6,837
Other investments	279	262	262
Short-term investments	4,353	4,353	4,353
Limited partnerships and other alternative investments [3]	5,804		5,804
Total investments	$64,783		$63,957
[1]Cost of equity securities represents original cost.
[2]Cost of mortgage loans excludes the ACL of $49. For further information, refer to Schedule V - Valuation and Qualifying Accounts.
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
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
The Hartford Insurance Group, Inc.
Schedule II
Condensed Financial Information of The Hartford Insurance Group, Inc.
(Registrant)
(in millions)

	As of December 31,
Condensed Balance Sheets	2025	2024
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $22 and $24)	$18	$20
Limited partnerships and other alternative investments	115	—
Short-term investments	1,476	1,290
Cash	—	—
Investment in affiliates	23,466	21,177
Deferred income taxes	442	432
Unamortized issue costs	2	1
Investment income due and accrued	1	1
Other assets	409	409
Total assets	$25,929	$23,330
Liabilities
Net payable to affiliates	$2,024	$1,967
Long-term debt	4,371	4,366
Other liabilities	555	550
Total liabilities	6,950	6,883
Stockholders’ Equity
Preferred stock	334	334
Common stock	3	3
Additional paid-in capital	549	578
Retained Earnings	24,739	21,531
Treasury Stock	(4,589)	(3,113)
Accumulated other comprehensive income (loss), net of tax	(2,057)	(2,886)
Total stockholders’ equity	18,979	16,447
Total liabilities and stockholders’ equity	$25,929	$23,330
The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
The Hartford Insurance Group, Inc.
Schedule II
Condensed Financial Information of The Hartford Insurance Group, Inc. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income (Loss)	2025	2024	2023
Net investment income	$44	$47	$33
Net realized gains	—	4	—
Other revenues	13	—	—
Total revenues	57	51	33
Interest expense	199	199	199
Other expense (income)	(1)	(3)	7
Total expenses	198	196	206
Loss before income taxes and earnings of subsidiaries	(141)	(145)	(173)
Income tax benefit	(57)	(44)	(67)
Loss before earnings of subsidiaries	(84)	(101)	(106)
Earnings of subsidiaries	3,920	3,212	2,610
Net income	3,836	3,111	2,504
Other comprehensive income (loss) - parent company:
Change in net gain or loss on cash-flow hedging instruments	(10)	(3)	(7)
Change in net unrealized gain or loss on fixed maturities	1	—	1
Change in pension and other postretirement plan adjustments	(50)	(5)	(89)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(59)	(8)	(95)
Other comprehensive income (loss) of subsidiaries	888	(29)	1,087
Total other comprehensive income (loss)	829	(37)	992
Total comprehensive income	$4,665	$3,074	$3,496

The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule II. Condensed Financial Information of the Hartford Insurance Group, Inc.
The Hartford Insurance Group, Inc.
Schedule II
Condensed Financial Information of The Hartford Insurance Group, Inc. (continued)
(Registrant)
(in millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2025	2024	2023
Operating Activities
Net income	$3,836	$3,111	$2,504
Dividends received from subsidiaries	1,946	1,587	1,594
Equity in net income of subsidiaries	(3,920)	(3,212)	(2,610)
Net realized gains	—	(4)	—
Change in operating assets and liabilities	85	132	75
Cash provided by operating activities	1,947	1,614	1,563
Investing Activities
Net payments for short-term investments	(186)	(250)	(208)
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2	4	97
Payments for the purchase of:
Limited partnerships and other alternative investments	(115)	—	—
Net payments for derivatives	(11)	2	(8)
Capital returned from subsidiaries	613	704	503
Cash provided by investing activities	303	460	384
Financing Activities
Treasury stock acquired, including related excise tax paid	(1,615)	(1,514)	(1,400)
Net issuance (return of) shares under incentive and stock compensation plans, including related excise tax benefit	(18)	22	6
Dividends paid on common shares	(596)	(561)	(532)
Dividends paid on preferred shares	(21)	(21)	(21)
Cash used for financing activities	(2,250)	(2,074)	(1,947)
Net increase (decrease) in cash	—	—	—
Cash — beginning of period	—	—	—
Cash — end of period	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$206	$211	$209
The condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
The Hartford Insurance Group, Inc.
Schedule III
Supplementary Insurance Information
(in millions)

Segment/Category	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Reserve for Future Policy Benefits	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2025
Business Insurance	$1,192	$33,175	$—	$8,277	$—
Personal Insurance	117	2,275	—	1,733	—
Property & Casualty Other Operations	—	2,705	—	2	—
Employee Benefits	38	8,113	291	41	409
Hartford Funds	—	—	—	—	—
Total Reportable Segments	1,347	46,268	291	10,053	409
Corporate	—	—	153	—	203
Consolidated	$1,347	$46,268	$444	$10,053	$612
As of December 31, 2024
Business Insurance	$1,093	$31,381	$—	$7,638	$—
Personal Insurance	113	2,239	—	1,728	—
Property & Casualty Other Operations	—	2,784	—	2	—
Employee Benefits	33	8,206	290	40	401
Hartford Funds	—	—	—	—	—
Total Reportable Segments	1,239	44,610	290	9,408	401
Corporate	—	—	158	—	213
Consolidated	$1,239	$44,610	$448	$9,408	$614

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule III. Supplementary Insurance Information
The Hartford Insurance Group, Inc.
Schedule III
Supplementary Insurance Information (continued)
(in millions)

Segment/Category	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year December 31, 2025
Business Insurance	$13,931	$1,967	$7,889	$2,201	$2,225	$14,456
Personal Insurance	3,845	256	2,455	282	791	3,730
Property & Casualty Other Operations	—	76	196	—	9	—
Employee Benefits	6,645	533	4,692	33	1,715	—
Hartford Funds	1,077	21	—	—	844	—
Total Reportable Segments	25,498	2,853	15,232	2,516	5,584	18,186
Corporate	59	58	6	—	270	—
Consolidated	$25,557	$2,911	$15,238	$2,516	$5,854	$18,186
For the year December 31, 2024
Business Insurance	$12,765	$1,714	$7,441	$1,993	$2,047	$13,351
Personal Insurance	3,571	222	2,525	255	742	3,598
Property & Casualty Other Operations	—	74	219	—	13	—
Employee Benefits	6,615	475	4,681	34	1,649	—
Hartford Funds	1,035	20	—	—	824	—
Total Reportable Segments	23,986	2,505	14,866	2,282	5,275	16,949
Corporate	42	63	8	—	255	—
Consolidated	$24,028	$2,568	$14,874	$2,282	$5,530	$16,949
For the year December 31, 2023
Business Insurance	$11,683	$1,532	$6,786	$1,779	$1,907	$12,279
Personal Insurance	3,198	171	2,538	231	638	3,198
Property & Casualty Other Operations	—	69	224	—	4	—
Employee Benefits	6,515	469	4,683	34	1,554	—
Hartford Funds	973	17	—	—	781	—
Total Reportable Segments	22,369	2,258	14,231	2,044	4,884	15,477
Corporate	41	47	7	—	273	—
Consolidated	$22,410	$2,305	$14,238	$2,044	$5,157	$15,477
[1]Includes interest expense, loss on extinguishment of debt, restructuring and other costs, loss on reinsurance transaction and amortization of intangible assets.
[2]Excludes life insurance pursuant to Regulation S-X.

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule IV. Reinsurance

The Hartford Insurance Group, Inc.
Schedule IV
Reinsurance
(in millions)

	Gross Amount	Ceded Amount	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2025
Life insurance in-force	$1,300,138	$21,895	$16,998	$1,295,241	1%
Insurance revenues
Property and casualty insurance	$18,344	$1,879	$1,143	$17,608	6%
Life insurance and annuities	2,559	34	58	2,583	2%
Accident and health insurance	4,054	79	87	4,062	2%
Total insurance revenues	$24,957	$1,992	$1,288	$24,253	5%
For the year ended December 31, 2024
Life insurance in-force	$1,301,304	$35,266	$25,362	$1,291,400	2%
Insurance revenues
Property and casualty insurance	$16,915	$1,742	$1,001	$16,174	6%
Life insurance and annuities	2,582	41	76	2,617	3%
Accident and health insurance	3,994	86	90	3,998	2%
Total insurance revenues	$23,491	$1,869	$1,167	$22,789	5%
For the year ended December 31, 2023
Life insurance in-force	$1,275,984	$33,009	$23,605	$1,266,580	2%
Insurance revenues
Property and casualty insurance	$15,514	$1,612	$826	$14,728	6%
Life insurance and annuities	2,540	33	76	2,583	3%
Accident and health insurance	3,905	71	98	3,932	2%
Total insurance revenues	$21,959	$1,716	$1,000	$21,243	5%

Table of Contents	Index to Consolidated Financial Statements and Schedules
Part IV - Schedule V. Valuation and Qualifying Accounts
The Hartford Insurance Group, Inc.
Schedule V
Valuation and Qualifying Accounts
(in millions)

	Balance January 1,	Increase (decrease) in Costs and Expenses	Write-offs/ Payments/ Other	Balance December 31,
2025
ACL on fixed maturities, available-for-sale	$16	$3	$(3)	$16
ACL on mortgage loans	$44	$6	$(1)	$49
ACL on premiums receivable and agents' balances	$117	$96	$(71)	$142
Allowance for uncollectible reinsurance	$75	$5	$(11)	$69
Valuation allowance for deferred taxes	$—	$—	$—	$—
2024
ACL on fixed maturities, available-for-sale	$21	$2	$(7)	$16
ACL on mortgage loans	$51	$(3)	$(4)	$44
ACL on premiums receivable and agents' balances	$109	$65	$(57)	$117
Allowance for uncollectible reinsurance	$103	$(11)	$(17)	$75
Valuation allowance for deferred taxes	$12	$—	$(12)	$—
2023
ACL on fixed maturities, available-for-sale	$12	$14	$(5)	$21
ACL on mortgage loans	$36	$15	$—	$51
ACL on premiums receivable and agents' balances	$109	$50	$(50)	$109
Allowance for uncollectible reinsurance	$105	$14	$(16)	$103
Valuation allowance for deferred taxes	$27	$—	$(15)	$12

Part IV - Exhibits
The Hartford Insurance Group, Inc.
For the Fiscal Year Ended December 31, 2025
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

Part IV - Exhibits

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
		10-K	001-13958	10.01	02/18/2022
10.02	Second Amended and Restated Credit Agreement dated September 24, 2025, among The Hartford, as borrower, Bank of America, N.A., as administrative agent and the other parties signatory thereto.	10-Q	001-13958	10.01	10/27/2025
*10.03	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.04	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.05	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.06	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.07	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	8-K	001-13958	10.01	07/29/2013
*10.08	The Hartford 2014 Incentive Stock Plan, as amended effective October 2, 2023.	10-K	001-13958	10.09	02/23/2024
*10.09	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.10	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.06	02/27/2015
*10.11	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.01	07/27/2015
*10.12	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.02	04/26/2018
*10.13	The Hartford Annual Incentive Plan, as amended October 2, 2023.	10-K	001-13958	10.14	02/23/2024
*10.14	Amendment to The Hartford Excess Savings Plan IA	10-Q	001-13958	10.01	11/04/2019
*10.15	The Hartford 2020 Incentive Stock Plan, as amended effective October 2, 2023.	10-K	001-13958	10.16	02/23/2024
*10.16	The Hartford 2020 Stock Incentive Plan Forms of Individual Award Agreements, as amended.	10-Q	001-13958	10.01	04/24/2025
*10.17	The Hartford 2020 Stock Incentive Plan Administrative Rules Relating to Awards for Non-Employee Directors.	10-K	001-13958	10.25	02/19/2021
*10.18	The Hartford 2020 Stock Incentive Plan Form of Non-Employee Directors Award Agreement.	10-K	001-13958	10.26	02/19/2021
*10.19	Amendment to The Hartford Excess Pension Plan II.	10-K	001-13958	10.22	02/18/2022

Part IV - Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.20	The Hartford Senior Executive Officer Severance Pay Plan (Tier 1), as amended and restated, effective October 2, 2023.	10-K	001-13958	10.21	02/23/2024
*10.21	The Hartford Senior Executive Officer Severance Pay Plan (Tier 2), as amended and restated, effective October 2, 2023.	10-K	001-13958	10.22	02/23/2024
*10.22	The Hartford 2025 Long Term Incentive Stock Plan, effective March 21, 2025.	10-Q	001-13958	10.02	10/27/2025
*10.23	The Hartford 2025 Long Term Incentive Stock Plan Forms for Individual Award Agreements.	10-Q	001-13958	10.03	10/27/2025
*10.24	The Hartford 2025 Long Term Incentive Stock Plan Forms for Non-Employee Directors.	10-Q	001-13958	10.04	10/27/2025
*10.25	The Hartford 2025 Long Term Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.**
19.01	The Hartford Insider Trading Policy.**
21.01	Subsidiaries of The Hartford.**
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the reports of Deloitte & Touche LLP contained in this Form 10-K is filed herewith.**

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
Date: February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 20, 2026

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Costello	Executive Vice President and Chief Financial Officer	February 20, 2026

	Beth A. Costello	(Principal Financial Officer)

	/s/ Allison G. Niderno	Senior Vice President and Controller	February 20, 2026

	Allison G. Niderno	(Principal Accounting Officer)

	*	Director	February 20, 2026

Thomas Bartlett

	*	Director	February 20, 2026

Larry D. De Shon

	*	Director	February 20, 2026

Carlos Dominguez

	*	Director	February 20, 2026

Trevor Fetter

	*	Director	February 20, 2026
Donna James

	*	Director	February 20, 2026
Annette Rippert

	*	Director	February 20, 2026

Teresa W. Roseborough

	*	Director	February 20, 2026

Virginia P. Ruesterholz

	*	Director	February 20, 2026

Matthew E. Winter

	*	Director	February 20, 2026

Kathleen Winters

*By:	/s/ Donald C. Hunt

Donald C. Hunt
As Attorney-in-Fact