Form 10-Q
period 2026-03-31
HARTFORD INSURANCE GROUP, INC.
filed 2026-04-23
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 22, 2026, there were outstanding 274,130,820 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026
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
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon The Hartford Insurance Group, Inc. and its subsidiaries (collectively, the "Company" or "The Hartford"). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements, the Risk Factors of The Hartford's 2025 Form 10-K Annual Report, and our other filings with the Securities and Exchange Commission.
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of March 31, 2026, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
April 23, 2026

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025
(in millions, except for per share data)	(Unaudited)
Revenues
Earned premiums	$6,145	$5,835
Fee income	370	346
Net investment income	739	656
Net realized losses	(55)	(49)
Other revenues	27	22
Total revenues	7,226	6,810
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,998	4,000
Amortization of deferred policy acquisition costs ("DAC")	656	607
Insurance operating costs and other expenses	1,447	1,352
Interest expense	50	50
Amortization of other intangible assets	18	18
Total benefits, losses and expenses	6,169	6,027
Income before income taxes	1,057	783
Income tax expense	201	153
Net income	856	630
Preferred stock dividends	5	5
Net income available to common stockholders	$851	$625
Net income available to common stockholders per common share
Basic	$3.08	$2.18
Diluted	$3.04	$2.15

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2026	2025
(in millions)	(Unaudited)
Net income	$856	$630
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(370)	302
Change in net gain (loss) on cash flow hedging instruments	(3)	—
Change in foreign currency translation adjustments	1	—
Change in liability for future policy benefits adjustments	4	(3)
Change in pension and other postretirement plan adjustments	9	7
OCI, net of tax	(359)	306
Comprehensive income	$497	$936
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(in millions, except for share and per share data)	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $46,929 and $46,871, and allowance for credit losses ("ACL") of $16 and $16)	$45,632	$46,041
Fixed maturities, at fair value using the fair value option ("FVO Securities")	130	168
Equity securities, at fair value	488	492
Mortgage loans (net of ACL of $49 and $49)	7,015	6,837
Limited partnerships and other alternative investments	5,948	5,804
Other investments	305	262
Short-term investments	4,223	4,353
Total investments	63,741	63,957
Cash	166	133
Restricted cash	54	44
Accrued investment income	480	474
Premiums receivable and agents' balances (net of ACL of $153 and $142)	6,729	6,316
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $71 and $69)	7,076	7,191
Deferred policy acquisition costs	1,394	1,347
Deferred income taxes, net	922	901
Goodwill	1,911	1,911
Property and equipment, net	923	931
Other intangible assets, net	549	566
Other assets	2,377	2,226
Total assets	$86,322	$85,997
Liabilities
Unpaid losses and loss adjustment expenses	$46,723	$46,268
Reserve for future policy benefits	451	444
Other policyholder funds and benefits payable	612	612
Unearned premiums	10,451	10,053
Long-term debt	4,372	4,371
Other liabilities	4,824	5,270
Total liabilities	67,433	67,018
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at March 31, 2026 and December 31, 2025, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at March 31, 2026 and December 31, 2025	3	3
Additional paid-in capital	487	549
Retained earnings	25,424	24,739
Treasury stock, at cost 52,058,667 and 50,036,826 shares	(4,943)	(4,589)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,416)	(2,057)
Total stockholders’ equity	18,889	18,979
Total liabilities and stockholders’ equity	$86,322	$85,997
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended March 31,
	2026	2025
(in millions, except for share and per share data)	(Unaudited)
Preferred Stock	$334	$334
Common Stock	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	549	578
Issuance of shares under incentive and stock compensation plans and other	(144)	(130)
Stock-based compensation plans expense	82	76
Additional Paid-in Capital, end of period	487	524
Retained Earnings
Retained Earnings, beginning of period	24,739	21,531
Net income	856	630
Dividends declared on preferred stock	(5)	(5)
Dividends declared on common stock	(166)	(149)
Retained Earnings, end of period	25,424	22,007
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(4,589)	(3,113)
Treasury stock acquired	(455)	(404)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	173	140
Net shares acquired related to employee incentive and stock compensation plans	(72)	(67)
Treasury Stock, at cost, end of period	(4,943)	(3,444)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,057)	(2,886)
Total other comprehensive income (loss)	(359)	306
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,416)	(2,580)
Total Stockholders’ Equity	$18,889	$16,844

Preferred Shares Outstanding	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	276,923	287,556
Treasury stock acquired	(3,297)	(3,515)
Issuance of shares under incentive and stock compensation plans and other	1,777	1,655
Return of shares under incentive and stock compensation plans to treasury stock	(501)	(592)
Common Shares Outstanding, at end of period	274,902	285,104
Cash dividends declared per common share	$0.600	$0.520
Cash dividends declared per preferred share	$375.00	$375.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025
Operating Activities	(Unaudited)
Net income	$856	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	55	49
Amortization of deferred policy acquisition costs	656	607
Additions to deferred policy acquisition costs	(703)	(655)
Depreciation and amortization	108	92
Other operating activities, net	108	115
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	118	(50)
Net change in accrued and deferred income taxes	127	104
Increase in insurance liabilities	862	1,115
Net change in premiums receivable and agents' balances	(445)	(414)
Net change in other assets and other liabilities	(697)	(608)
Net cash provided by operating activities	1,045	985
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	2,611	2,126
FVO securities	—	25
Equity securities, at fair value	3	35
Mortgage loans	338	237
Limited partnership and other alternative investments	67	56
Payments for the purchase of:
Fixed maturities, AFS	(2,674)	(3,171)
FVO securities	(1)	(4)
Equity securities, at fair value	(42)	(12)
Mortgage loans	(508)	(197)
Limited partnership and other alternative investments	(214)	(177)
Net proceeds from (payments for) derivatives	(18)	12
Net additions of property and equipment	(31)	(38)
Net proceeds from short-term investments	162	731
Other investing activities, net	(25)	(24)
Net cash used for investing activities	(332)	(401)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	33	27
Withdrawals and other deductions from investment and universal life-type contracts	(35)	(26)
Net return of shares under incentive and stock compensation plans, including related excise tax benefit	(39)	(54)
Treasury stock acquired, including related excise tax paid	(450)	(400)
Dividends paid on preferred stock	(5)	(5)
Dividends paid on common stock	(167)	(150)
Net cash used for financing activities	(663)	(608)
Foreign exchange rate effect on cash	(7)	6
Net increase (decrease) in cash and restricted cash	43	(18)
Cash and restricted cash – beginning of period	177	234
Cash and restricted cash– end of period	$220	$216
Supplemental Disclosure of Cash Flow Information
Interest paid	$60	$61
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2025 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended March 31,
(In millions, except for per share data)	2026	2025
Earnings
Net income	$856	$630
Less: Preferred stock dividends	5	5
Net income available to common stockholders	$851	$625
Shares
Weighted average common shares outstanding, basic	276.1	286.6
Dilutive effect of stock-based awards under compensation plans	3.8	4.2
Weighted average common shares outstanding and dilutive potential common shares	279.9	290.8
Net income available to common stockholders per common share
Basic	$3.08	$2.18
Diluted	$3.04	$2.15
3. Segment Information
The Company currently conducts business principally in five reportable segments including Business Insurance, Personal Insurance, Property & Casualty ("P&C") Other Operations, Employee Benefits and Hartford Funds, as well as a Corporate category.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment Revenues
	Three Months Ended March 31,
	2026	2025
Business Insurance
Workers’ compensation	$921	$918
General liability	641	584
Marine	72	69
Package business	706	619
Commercial property	372	339
Professional liability	215	206
Bond	83	85
Assumed reinsurance	230	220
Commercial automobile	344	295
Business Insurance earned premium and fee income	3,584	3,335
Net investment income	505	437
Net realized losses	(19)	(24)
Other revenue [1]	—	1
Total Business Insurance	4,070	3,749
Personal Insurance
Personal automobile	598	624
Homeowners	317	283
Personal Insurance earned premium and fee income [2]	915	907
Net investment income	62	57
Net realized losses	(4)	(2)
Other revenue	22	20
Total Personal Insurance	995	982
P&C Other Operations
Net investment income	20	18
Net realized losses	(1)	—
Total P&C Other Operations	19	18
Employee Benefits
Group disability	927	900
Group life	661	650
Other	135	118
Employee Benefits premium and other considerations	1,723	1,668
Net investment income	131	126
Net realized losses	(11)	(4)
Total Employee Benefits	1,843	1,790
Hartford Funds
Mutual fund and ETF	266	242
Third-party life and annuity separate accounts [3]	17	18
Hartford Funds fee income	283	260
Net investment income	5	4
Net realized losses	(3)	—
Total Hartford Funds	285	264
Total segment revenues	$7,212	$6,803
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For the three months ended March 31, 2026 and 2025, AARP members accounted for earned premiums of $806 and $822, respectively.
[3]Represents revenues earned for investment advisory services on third party life and annuity separate account assets under management ("AUM") by the Company's Hartford Funds segment.

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Segment Expenses
	Three Months Ended March 31,
	2026	2025
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$2,044	$1,891
Current accident year catastrophe losses and LAE	171	280
Prior accident year development of losses and LAE	30	(83)
Amortization of DAC	577	531
Insurance operating costs	558	512
Amortization of other intangible assets	7	7
Dividends to policyholders	12	10
Total Business Insurance	3,399	3,148
Personal Insurance
Current accident year losses and LAE before catastrophes	526	563
Current accident year catastrophe losses and LAE	59	187
Prior accident year development of losses and LAE	(35)	(39)
Amortization of DAC	71	68
Insurance operating costs	180	182
Amortization of other intangible assets	1	1
Total Personal Insurance	802	962
P&C Other Operations
Prior accident year development of losses and LAE	(36)	—
Insurance operating costs	2	2
Total P&C Other Operations	(34)	2
Employee Benefits
Group disability losses	674	621
Group life losses	488	519
Group losses - other	76	59
Amortization of DAC	8	8
Insurance operating costs and other expenses	439	406
Amortization of other intangible assets	10	10
Total Employee Benefits	1,695	1,623
Hartford Funds
Sub-advisory expense	83	73
Employee compensation and benefits	38	39
Distribution and service	74	73
General, administrative and other	28	24
Total Hartford Funds	223	209
Total significant segment expenses	$6,085	$5,944

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended March 31, 2026
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,584	$915	$—	$1,723	$283	$6,505	$10	$6,515
Net investment income	505	62	20	131	5	723	16	739
Net realized losses	(19)	(4)	(1)	(11)	(3)	(38)	(17)	(55)
Other revenue [1]	—	22	—	—	—	22	5	27
Total Revenues	4,070	995	19	1,843	285	7,212	14	7,226
Significant segment expenses	3,399	802	(34)	1,695	223	6,085		6,085
Other segment expenses (income) [2]	(1)	19	—	—	—	18		18
Corporate expenses							66	66
Income tax expense (benefit)	136	35	11	30	13	225	(24)	201
Net income (loss)	$536	$139	$42	$118	$49	$884	$(28)	$856

Other segment disclosures:
Amortization of DAC	$577	$71	$—	$8	$—	$656	$—	$656
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18

Segment/Category Summary For the Three Months Ended March 31, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Hartford Funds	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,335	$907	$—	$1,668	$260	$6,170	$11	$6,181
Net investment income	437	57	18	126	4	642	14	656
Net realized losses	(24)	(2)	—	(4)	—	(30)	(19)	(49)
Other revenue [1]	1	20	—	—	—	21	1	22
Total Revenues	3,749	982	18	1,790	264	6,803	7	6,810
Significant segment expenses	3,148	962	2	1,623	209	5,944		5,944
Other segment expenses [2]	2	15	—	—	—	17		17
Corporate expenses							66	66
Income tax expense (benefit)	122	—	3	34	12	171	(18)	153
Net income (loss)	$477	$5	$13	$133	$43	$671	$(41)	$630

Other segment disclosures:
Amortization of DAC	$531	$68	$—	$8	$—	$607	$—	$607
Amortization of other intangibles	$7	$1	$—	$10	$—	$18	$—	$18
[1]Other revenues for Business Insurance and Corporate includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]Other segment expenses (income) primarily consists of integration costs associated with the 2019 acquisition of Navigators Group and other miscellaneous revenue for Business Insurance and servicing expenses for Personal Insurance

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	March 31, 2026	December 31, 2025
Business Insurance	$57,895	$57,471
Personal Insurance	6,053	6,446
Property & Casualty Other Operations	4,374	4,354
Employee Benefits	13,412	13,564
Hartford Funds	830	812
Total Reportable Segments	82,564	82,647
Corporate	3,758	3,350
Total assets	$86,322	$85,997

Non-Insurance Revenue from Contracts with Customers
		Three Months Ended March 31,
	Revenue Line Item	2026	2025
Business Insurance
Installment billing fees	Fee income	$12	$11
Personal Insurance
Installment billing fees	Fee income	8	8
Insurance servicing revenues	Other revenues	22	20
Employee Benefits
Administrative services	Fee income	57	56
Hartford Funds
Advisory, servicing and distribution fees	Fee income	283	260
Corporate
Investment management and other fees	Fee income	10	11
Total non-insurance revenues with customers		$392	$366
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,668	$—	$4,505	$163
Collateralized loan obligations ("CLOs")	3,330	—	3,097	233
Commercial mortgage-backed securities ("CMBS")	2,232	—	2,116	116
Corporate	23,305	—	20,611	2,694
Foreign government/government agencies	436	—	436	—
Municipal	4,255	—	4,255	—
Residential mortgage-backed securities ("RMBS")	6,092	—	6,087	5
U.S. Treasuries	1,314	—	1,314	—
Total fixed maturities, AFS	45,632	—	42,421	3,211
FVO securities	130	—	—	130
Equity securities, at fair value [1]	488	358	7	123
Derivative assets
Credit derivatives	18	—	18	—
Foreign exchange derivatives	26	—	26	—
Interest rate derivatives	5	—	5	—
Total derivative assets [2]	49	—	49	—
Short-term investments	4,223	553	2,982	688
Total assets accounted for at fair value on a recurring basis	$50,522	$911	$45,459	$4,152
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$(18)	$—	$(18)	$—
Foreign exchange derivatives	(8)	—	(8)	—
Interest rate derivatives	(1)	—	(1)	—
Total derivative liabilities [3]	(27)	—	(27)	—
Total liabilities accounted for at fair value on a recurring basis	$(27)	$—	$(27)	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$4,663	$—	$4,496	$167
CLOs	3,316	—	3,099	217
CMBS	2,328	—	2,213	115
Corporate	23,076	—	20,210	2,866
Foreign government/government agencies	447	—	447	—
Municipal	4,652	—	4,652	—
RMBS	6,178	—	6,171	7
U.S. Treasuries	1,381	164	1,217	—
Total fixed maturities, AFS	46,041	164	42,505	3,372
FVO securities	168	—	—	168
Equity securities, at fair value [1]	492	379	7	106
Derivative assets
Foreign exchange derivatives	20	—	20	—
Total derivative assets [2]	20	—	20	—
Short-term investments	4,353	602	3,369	382
Total assets accounted for at fair value on a recurring basis	$51,074	$1,145	$45,901	$4,028
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(17)	$—	$(17)	$—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [3]	(20)	—	(20)	—
Total liabilities accounted for at fair value on a recurring basis	$(20)	$—	$(20)	$—
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
The Company has overseas deposits included in other investments of $89 and $87 as of March 31, 2026 and December 31, 2025, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
•Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market-based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3. As of March 31, 2026 and December 31, 2025, no significant adjustments were made by the Company to broker prices received.
•Internal valuation models are used when third-party pricing or independent broker quotes are not available. These internally developed models incorporate market-based credit spreads from independent public security indexes reflective of comparable quality, maturity, and sector, adjusted for the non-public nature of the security. These securities are classified as Level 3 since they are not observable in the marketplace.
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

Other inputs for less liquid securities or those that trade less actively:
• Estimated cash flows
• Credit spreads, which include illiquidity premium
• Constant prepayment and default rates, and loss severity
Corporates
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

Other inputs for privately traded investments and below investment grade privately placed securities:
• Credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
U.S. Treasuries, Municipals, and Foreign government/government agencies
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable • Private company financials
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input		Minimum		Maximum		Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2026
ABS	$163	Discounted cash flows	Spread		469 bps		941 bps		568 bps	Decrease
CLOs	$233	Discounted cash flows	Spread		279 bps		1,041 bps		556 bps	Decrease
CMBS [3]	$116	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		200 bps		925 bps		404 bps	Decrease
Corporate [4]	$2,593	Discounted cash flows	Spread		105 bps		1,445 bps		308 bps	Decrease
RMBS	$5	Discounted cash flows	Spread [6]		84 bps		201 bps		114 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		1%		5%		2%	Decrease
			Loss severity [6]		37%		80%		51%	Decrease
Equity Securities	$73	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	14	Discounted cash flows	Spread	1,422	bps	1,422	bps	1,422	bps	Decrease
Short-term investments	$688	Discounted cash flows	Spread		154 bps		488 bps		185 bps	Decrease

As of December 31, 2025
ABS	$167	Discounted cash flows	Spread		434 bps		843 bps		530 bps	Decrease
CLOs	$217	Discounted cash flows	Spread		270 bps		1,021 bps		544 bps	Decrease
CMBS [3]	$115	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		245 bps		1,000 bps		397 bps	Decrease
Corporate [4]	$2,765	Discounted cash flows	Spread		88 bps		811 bps		289 bps	Decrease
RMBS	$7	Discounted cash flows	Spread [6]		88 bps		551 bps		172 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		1%		5%		2%	Decrease
			Loss severity [6]		37%		80%		50%	Decrease
Equity Securities	$56	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	$14	Discounted cash flows	Spread	1,370	bps	1,370	bps	1,370	bps	Decrease
Short-term investments	$382	Discounted cash flows	Spread		164 bps		186 bps		177 bps	Decrease
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
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. As of March 31, 2026 and December 31, 2025, the fair values of the Company's level 3 derivatives were less than $1 for both periods.

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The Company uses derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified within the same fair value hierarchy level as the associated asset or liability.

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2026
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2026	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2026
Assets
Fixed maturities, AFS
ABS	$167	$—	$(2)	$12	$(3)	$—	$—	$(11)	$163
CLOs	217	—	(1)	107	—	—	—	(90)	233
CMBS	115	—	(1)	—	—	—	2	—	116
Corporate	2,866	—	(35)	97	(231)	(3)	—	—	2,694
RMBS	7	—	—	—	(2)	—	—	—	5
Total fixed maturities, AFS	3,372	—	(39)	216	(236)	(3)	2	(101)	3,211
FVO securities	168	(34)	—	1	(5)	—	—	—	130
Equity securities, at fair value	106	(1)	—	18	—	—	—	—	123
Short-term investments	382	—	(1)	435	(41)	(87)	—	—	688
Total Assets	$4,028	$(35)	$(40)	$670	$(282)	$(90)	$2	$(101)	$4,152

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2025
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2025	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of March 31, 2025
Assets
Fixed maturities, AFS
ABS	$22	$—	$1	$34	$(1)	$—	$—	$—	$56
CLOs	116	—	—	208	(1)	—	—	(90)	233
CMBS	167	—	3	—	—	(2)	35	(53)	150
Corporate	2,281	1	15	164	(89)	(9)	38	—	2,401
RMBS	24	—	—	24	(4)	—	—	(5)	39
Total fixed maturities, AFS	2,610	1	19	430	(95)	(11)	73	(148)	2,879
FVO securities	197	(4)	—	6	(4)	—	—	—	195
Equity securities, at fair value	87	(1)	—	8	(3)	—	—	—	91
Short-term investments	98	—	—	10	(49)	—	—	—	59
Total Assets	$2,992	$(4)	$19	$454	$(151)	$(11)	$73	$(148)	$3,224
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended March 31,
	2026	2025	2026	2025
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$(2)	$1
CLOs	—	—	(1)	—
CMBS	—	—	(1)	3
Corporate	—	3	(35)	13
Total fixed maturities, AFS	—	3	(39)	17
FVO securities	(34)	(4)	—	—
Equity securities, at fair value	(1)	—	—	—
Total Assets	$(35)	$(1)	$(39)	$17
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
As of March 31, 2026 and December 31, 2025, the fair value of assets using the fair value option was $130 and $168, respectively. For the three months ended March 31, 2026 and 2025, net realized gains (losses) related to the change in fair value of assets using the fair value option were $(34) and $(4), respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	March 31, 2026			December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$7,015	$6,747	Level 3	$6,837	$6,607
Liabilities
Other policyholder funds and benefits payable	Level 3	$612	$612	Level 3	$612	$613
Senior notes [2]	Level 2	$3,873	$3,440	Level 2	$3,872	$3,528
Junior subordinated debentures [2]	Level 2	$499	$479	Level 2	$499	$473
[1]As of both March 31, 2026 and December 31, 2025, the carrying amount of mortgage loans is net of ACL of $49.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
5. Investments

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2026	2025
Gross gains on sales of fixed maturities	$18	$13
Gross losses on sales of fixed maturities	(30)	(25)
Equity securities [1]
Change in net unrealized gains (losses) of equity securities	(17)	(11)
Net realized and unrealized gains (losses) on equity securities	(17)	(11)
Net credit losses on fixed maturities, AFS	—	2
Change in ACL on mortgage loans	—	—
Other, net [2]	(26)	(28)
Net realized gains (losses)	$(55)	$(49)
[1]The change in net unrealized gains on equity securities still held as of the end of the period, and included in net realized gains (losses) were $(18) and $(11) for the three months ended March 31, 2026 and 2025, respectively.
[2]For the three months ended March 31, 2026 and 2025, includes gains (losses) from transactional foreign currency revaluation of $3 and $(10), respectively, and gains on non-qualifying derivatives of $8 and $0, respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.4 billion and $1.0 billion for the three months ended March 31, 2026 and 2025, respectively. There were no non-cash investing activities for both the three months ended March 31, 2026 and 2025.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of March 31, 2026 and December 31, 2025, the Company reported accrued investment income related to fixed maturities, AFS of $444 and $439, respectively, and accrued investment income related to mortgage loans of $26 and $25, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended March 31,
	2026			2025
(Before tax)	CLOs	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$2	$14	$16	$3	$13	$16
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	(3)	1	(2)
Balance as of end of period	$2	$14	$16	$—	$14	$14
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	March 31, 2026					December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,664	$—	$30	$(26)	$4,668	$4,628	$—	$51	$(16)	$4,663
CLOs	3,335	(2)	3	(6)	3,330	3,310	(2)	9	(1)	3,316
CMBS	2,373	(14)	25	(152)	2,232	2,468	(14)	24	(150)	2,328
Corporate	23,886	—	204	(785)	23,305	23,305	—	375	(604)	23,076
Foreign govt./govt. agencies	435	—	6	(5)	436	440	—	9	(2)	447
Municipal	4,462	—	64	(271)	4,255	4,831	—	89	(268)	4,652
RMBS	6,317	—	31	(256)	6,092	6,372	—	50	(244)	6,178
U.S. Treasuries	1,457	—	1	(144)	1,314	1,517	—	3	(139)	1,381
Total fixed maturities, AFS	$46,929	$(16)	$364	$(1,645)	$45,632	$46,871	$(16)	$610	$(1,424)	$46,041

Fixed Maturities, AFS, by Contractual Maturity Year
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,042	$1,040	$1,174	$1,179
Over one year through five years	9,915	9,876	9,725	9,791
Over five years through ten years	8,884	8,756	9,046	9,055
Over ten years	10,399	9,638	10,148	9,531
Subtotal	30,240	29,310	30,093	29,556
Mortgage-backed and asset-backed securities	16,689	16,322	16,778	16,485
Total fixed maturities, AFS	$46,929	$45,632	$46,871	$46,041
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of March 31, 2026 or

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
December 31, 2025 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,166	$(13)	$212	$(13)	$1,378	$(26)
CLOs	1,996	(6)	—	—	1,996	(6)
CMBS	73	(1)	1,787	(151)	1,860	(152)
Corporate	6,908	(131)	6,631	(654)	13,539	(785)
Foreign govt./govt. agencies	187	(2)	36	(3)	223	(5)
Municipal	937	(16)	1,943	(255)	2,880	(271)
RMBS	1,648	(13)	2,189	(243)	3,837	(256)
U.S. Treasuries	502	(14)	518	(130)	1,020	(144)
Total fixed maturities, AFS in an unrealized loss position	$13,417	$(196)	$13,316	$(1,449)	$26,733	$(1,645)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$405	$(2)	$339	$(14)	$744	$(16)
CLOs	496	(1)	—	—	496	(1)
CMBS	119	(3)	1,852	(147)	1,971	(150)
Corporate	2,372	(34)	7,089	(570)	9,461	(604)
Foreign govt./govt. agencies	39	—	38	(2)	77	(2)
Municipal	407	(7)	2,286	(261)	2,693	(268)
RMBS	256	(1)	2,626	(243)	2,882	(244)
U.S. Treasuries	592	(11)	563	(128)	1,155	(139)
Total fixed maturities, AFS in an unrealized loss position	$4,686	$(59)	$14,793	$(1,365)	$19,479	$(1,424)
As of March 31, 2026, fixed maturities, AFS in an unrealized loss position consisted of 3,294 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of March 31, 2026, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the three months ended March 31, 2026, was primarily attributable to higher interest rates.
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
There were no mortgage loans held-for-sale as of March 31, 2026 or December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended March 31,
	2026	2025
ACL as of beginning of period	$49	$44
Current period provision (release)	—	—
Current period gross write-offs	—	(1)
ACL as of March 31,	$49	$43
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of March 31, 2026, while the weighted-average LTV ratio at origination of these loans was 58%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of March 31, 2026
	2026		2025		2024		2023		2022		2021 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$31	1.83x	$—	—x	$—	—x	$—	—x	$160	1.60x	$191	1.63x
65% - 80%	—	—x	56	1.53x	76	1.35x	23	0.85x	95	1.64x	775	2.32x	1,025	2.10x
Less than 65%	282	1.91x	1,132	1.73x	578	1.56x	330	1.42x	645	2.92x	2,881	2.84x	5,848	2.38x
Total mortgage loans	$282	1.91x	$1,219	1.72x	$654	1.53x	$353	1.39x	$740	2.75x	$3,816	2.68x	$7,064	2.32x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$—	—x	$—	—x	$—	—x	$36	0.98x	$164	1.39x	$230	1.38x
65% - 80%	56	1.53x	76	1.03x	23	0.83x	95	1.65x	444	2.72x	315	1.96x	1,009	2.14x
Less than 65%	1,123	1.80x	535	1.57x	401	1.40x	645	2.93x	993	3.10x	1,950	2.75x	5,647	2.44x
Total mortgage loans	$1,209	1.79x	$611	1.50x	$424	1.37x	$740	2.77x	$1,473	2.93x	$2,429	2.56x	$6,886	2.36x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans by Region
	March 31, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$415	5.9%	$401	5.8%
Middle Atlantic	276	3.9%	275	4.0%
Mountain	928	13.1%	903	13.1%
New England	328	4.6%	351	5.1%
Pacific	1,432	20.3%	1,417	20.6%
South Atlantic	2,052	29.1%	2,005	29.1%
West North Central	128	1.8%	128	1.9%
West South Central	743	10.5%	720	10.4%
Other [1]	762	10.8%	686	10.0%
Total mortgage loans	7,064	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,015		$6,837
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$3,400	48.1%	$3,208	46.6%
Multifamily	2,205	31.2%	2,209	32.1%
Office	375	5.3%	399	5.8%
Retail [1]	1,004	14.2%	992	14.4%
Single Family	80	1.2%	78	1.1%
Total mortgage loans	7,064	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,015		$6,837
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of March 31, 2026 and December 31, 2025, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of March 31, 2026, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.4 billion, of which $4.8 billion was serviced on behalf of third parties and $5.6 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company serviced mortgage loans with a total outstanding principal balance of $10.4 billion, of which $4.8 billion was serviced on behalf of third parties and $5.6 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of March 31, 2026 and December 31, 2025, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of March 31, 2026 and December 31, 2025, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2026 and December 31, 2025 was limited to the total carrying value of $4.1 billion and $4.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of March 31, 2026 and December 31, 2025, the Company has outstanding commitments totaling $2.7 billion and $2.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, the Company recognized amortization of $6 and $4, respectively, and related tax benefits of $9 and $6, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $145 and $121 as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company has outstanding commitments related to affordable housing projects of $228 and $259, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of both March 31, 2026 and December 31, 2025, the Company reported $87, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase securities.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,515	$2,558
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,194	1,178
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	5	23
Other investments	89	87
Total Other Restricted Investments	$3,803	$3,846

Table of Contents	Note 6 - Derivatives
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2025 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap.
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on variable-rate fixed maturity securities to fixed rates. The Company has also entered into interest rate swaps to convert the variable interest payments on the $500 junior subordinated debentures due 2067 to fixed interest payments. For further information, see the Junior Subordinated Debentures section within Note 13 - Debt of Notes to Consolidated Financial Statements, included in The Hartford's 2025 Form 10-K Annual Report.
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of March 31, 2026 and December 31, 2025, the notional amount of interest rate swaps in offsetting relationships was $333 for both periods.
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2026	Dec. 31, 2025	Mar 31, 2026	Dec. 31, 2025	Mar 31, 2026	Dec. 31, 2025	Mar 31, 2026	Dec. 31, 2025
Cash flow hedges
Interest rate swaps	$4,500	$3,775	$2	$(1)	$2	$—	$—	$(1)
Foreign currency swaps	588	588	18	3	41	33	(23)	(30)
Total cash flow hedges	5,088	4,363	20	2	43	33	(23)	(31)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	1,794	333	2	(2)	3	—	(1)	(2)
Foreign exchange contracts
Foreign currency swaps	588	588	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	985	985	—	—	19	27	(19)	(27)
Total non-qualifying strategies	3,367	1,906	2	(2)	22	27	(20)	(29)
Total cash flow hedges and non-qualifying strategies	$8,455	$6,269	$22	$—	$65	$60	$(43)	$(60)
Balance Sheet Location
Fixed maturities, AFS	$588	$588	$—	$—	$—	$—	$—	$—
Other investments	6,447	1,695	49	20	55	55	(6)	(35)
Other liabilities	1,420	3,986	(27)	(20)	10	5	(37)	(25)
Total derivatives	$8,455	$6,269	$22	$—	$65	$60	$(43)	$(60)
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of March 31, 2026
Other investments	$65	$46	$49	$(30)	$11	$8
Other liabilities	$(43)	$(26)	$(27)	$10	$(16)	$(1)

As of December 31, 2025
Other investments	$60	$58	$20	$(18)	$1	$1
Other liabilities	$(60)	$(38)	$(20)	$(2)	$(21)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(18)	$10
Foreign currency swaps	18	(6)
Total	$—	$4

Gains (Losses) Reclassified from AOCI into Income
	Three Months Ended March 31,
	2026		2025
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$(1)	$2	$(2)	$3
Foreign currency swaps	3	—	3	—
Total	$2	$2	$1	$3

Total amounts presented on the Condensed Consolidated Statement of Operations	$739	$50	$656	$50

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
As of March 31, 2026, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $16. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three months ended March 31, 2026 and 2025, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended March 31,
	2026	2025
Interest rate contracts
Interest rate swaps and futures	$8	$(1)
Equity contracts
Equity index options	—	1
Total [1]	$8	$—
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2026
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	2 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	392	18	2 years	Corporate Credit	BB-	392	(18)
Below investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	B-	1	—
Total [5]	$493	$18				$493	$(18)
As of December 31, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	27	2 years	Corporate Credit	B+	392	(27)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	B-	1	1
Total [5]	$493	$27				$493	$(27)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2026 and December 31, 2025, the Company has pledged cash collateral associated with derivative instruments of $17 and $27, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of March 31, 2026 and December 31, 2025, the Company pledged securities collateral associated with derivative instruments with a fair value of $15 and $22, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of March 31, 2026 and December 31, 2025, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $9 and $7, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $227 and $98, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2026 and December 31, 2025, the Company accepted cash collateral associated with derivative instruments of $40 and $50, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral, as of March 31, 2026 and December 31, 2025, with a fair value of $12 and $2, respectively, which the Company has the right to repledge or sell. As of March 31, 2026 and December 31, 2025, the Company had no repledged securities. In addition, as of March 31, 2026 and December 31, 2025, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company's Condensed Consolidated Balance Sheets.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of March 31, 2026	As of December 31, 2025
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,384	$5,948
Receivables for loss sensitive business, by credit quality:
AA	97	98
A	75	76
BBB	188	206
BB	95	89
Below BB	43	41
Total receivables for loss sensitive business	498	510

Total Premiums Receivable and Agents' Balances, Gross	6,882	6,458
ACL	(153)	(142)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,729	$6,316
ACL on Premiums Receivable and Agents' Balances
There have been no material changes to the ACL on premiums receivable and agents' balances in the three months ended March 31, 2026 and 2025. For further information regarding the Company's determination of premium receivable ACL, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	March 31, 2026			March 31, 2025
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$120	$22	$142	$97	$20	$117
Current period provision	30	1	31	23	1	24
Current period write-offs	(20)	(1)	(21)	(17)	—	(17)
Current period recoveries	1	—	1	2	—	2
Ending ACL	$131	$22	$153	$105	$21	$126

Table of Contents	Note 8 - Reinsurance
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
8. Reinsurance
Reinsurance Recoverables

Reinsurance Recoverables by Credit Quality Indicator
	As of March 31, 2026				As of December 31, 2025
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,112	$—	$—	$2,112	$2,161	$—	$—	$2,161
A+	2,258	301	214	2,773	2,292	286	213	2,791
A	730	—	—	730	764	1	—	765
A-	599	3	—	602	603	3	2	608
B++	3	—	2	5	2	—	—	2
Below B++	21	—	—	21	21	—	—	21
Total Rated by A.M. Best	5,723	304	216	6,243	5,843	290	215	6,348
Mandatory (Assigned) and Voluntary Risk Pools	199	—	—	199	204	—	—	204
Captives	473	—	—	473	465	—	—	465
Other not rated companies	225	7		232	238	5	—	243
Gross Reinsurance Recoverables	6,620	311	216	7,147	6,750	295	215	7,260
Allowance for uncollectible reinsurance	(68)	(1)	(2)	(71)	(66)	(1)	(2)	(69)
Net Reinsurance Recoverables	$6,552	$310	$214	$7,076	$6,684	$294	$213	$7,191

Allowance for Uncollectible Reinsurance
	Three Months Ended March 31,
	2026	2025
P&C beginning allowance for uncollectible reinsurance	$66	$72
Beginning allowance for disputed amounts	42	48
P&C beginning ACL	24	24
Current period provision (release)	(2)	(4)
Current period gross write-offs	—	—
P&C ending ACL	22	20
Ending allowance for disputed amounts	46	52
P&C ending allowance for uncollectible reinsurance	68	72
Employee Benefits allowance for uncollectible reinsurance	1	1
Corporate allowance for uncollectible reinsurance	2	2
Total allowance for uncollectible reinsurance	$71	$75
There have been no material changes to the allowance for uncollectible reinsurance in the three months ended March 31, 2026 and 2025. For further information regarding the Company's determination of reinsurance recoverables and reinsurance allowance for uncollectible reinsurance, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$38,155	$36,404
Reinsurance and other recoverables	6,723	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	31,432	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year	2,800	2,921
Prior accident year development [1]	(41)	(122)
Total provision for unpaid losses and loss adjustment expenses	2,759	2,799
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	36	32
Payments
Current accident year	(354)	(458)
Prior accident years	(1,889)	(1,696)
Total payments	(2,243)	(2,154)
Foreign currency adjustment	(7)	13
Ending liabilities for unpaid losses and loss adjustment expenses, net	31,977	30,341
Reinsurance and other recoverables	6,628	6,764
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$38,605	$37,105
[1] Prior accident year development for the three months ended March 31, 2026 included a $36 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the asbestos and environmental adverse development cover ("A&E ADC"). Prior accident year development for the three months ended March 31, 2025 included a $32 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover (the "Navigator's ADC"). The Navigators's ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the adverse development cover ("ADC") reinsurance agreements, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the three months ended March 31,
	2026	2025
Workers’ compensation	$(59)	$(65)
Workers’ compensation discount accretion	12	12
General liability	70	—
Marine	4	—
Commercial property	(4)	(3)
Professional liability	(4)	—
Assumed reinsurance	5	—
Personal automobile liability	(15)	(12)
Homeowners	(15)	(18)
Other reserve re-estimates, net	1	(4)
Prior accident year development before change in deferred gain	(5)	(90)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(36)	(32)
Total prior accident year development	$(41)	$(122)
[1]The change in deferred gain on retroactive reinsurance for the three months ended March 31, 2026 included a $36 benefit for amortization of the A&E ADC deferred gain. The change in deferred gain on retroactive reinsurance for the three months ended March 31, 2025 included a $32 benefit for amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreements, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the three months ended March 31, 2026
Workers’ compensation reserves were decreased within accident years 2017 to 2021 in small business, driven by lower than previously estimated claim severity.
General liability reserves were increased to reflect legacy sexual molestation and sexual abuse exposures related to polices written in the 1970s and 1980s, which includes a provision for a settlement in principle in one bankruptcy proceeding involving a religious institution.
Personal automobile liability reserves were decreased primarily within accident years 2021 to 2023 as a result of lower than expected severity.
Homeowners reserves were decreased primarily due to favorable severity impacting accident year 2025.
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
Change in Deferred Gain on Retroactive Reinsurance
The Company has two ADC reinsurance agreements in place with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., both accounted for as retroactive reinsurance. One agreement covered substantially all asbestos and environmental ("A&E") reserve development for accident years prior to 2016 up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years up to an aggregate limit of $300. As the Company had previously ceded all of the available limits under the agreements, there is no remaining limit available under either agreement as of March 31, 2026.
During the three months ended March 31, 2026, the Company began collecting recoveries from NICO under the A&E ADC and, as a result, amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses. The deferred gain on the A&E ADC was $814 and $850, as of March 31, 2026 and December 31, 2025, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2026, NICO suspended payment under the A&E ADC due to a dispute that is the subject of an arbitration proceeding. The timing of any resolution or outcome of the arbitration is not yet known and there may be impacts to the Company's cash flows or operating results as a result of the dispute.
During the three months ended March 31, 2025, the Company collected recoveries from NICO under the Navigators ADC and, as a result, amortized $32 of the deferred gain within benefits, losses and loss adjustment expenses. As of September 30, 2025, the deferred gain on the Navigators ADC had been fully amortized and the limit fully collected.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the three months ended March 31,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,113	$8,206
Reinsurance recoverables	282	282
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,831	7,924
Provision for unpaid losses and loss adjustment expenses
Current incurral year	1,379	1,376
Prior year's discount accretion	58	55
Prior incurral year development [1]	(176)	(197)
Total provision for unpaid losses and loss adjustment expenses [2]	1,261	1,234
Payments
Current incurral year	(371)	(382)
Prior incurral years	(893)	(903)
Total payments	(1,264)	(1,285)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,828	7,873
Reinsurance recoverables	290	288
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,118	$8,161
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $46 and $44 for the three months ended March 31, 2026 and 2025, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2026
Group disability - Prior period reserve estimates decreased by approximately $134 driven by favorable long-term disability claim recoveries.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $46 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
Re-estimates of prior incurral years reserves for the three months ended March 31, 2025
Group disability- Prior period reserve estimates decreased by approximately $156 largely driven by strong long-term disability claim recoveries.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $39 largely driven by favorable mortality emergence and continued low incidence in group life premium waiver.

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the three months ended March 31,
	2026			2025
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$43			$45
Balance, ending of the period		$42			$43

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$123	$104	$165	$128	$106	$168
Beginning adjustment for changes in single-A rate	3	(15)	(24)	—	(15)	(33)
Beginning balance at original discount rate	120	119	189	128	121	201
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	1	2	—	1	2	(1)
Adjusted beginning balance	121	121	189	129	123	200
Issuances	—	1	12	—	—	—
Interest accrual and other	1	3	1	1	5	1
Benefit Payments	(3)	(9)	(4)	(3)	(10)	(4)
Ending balance at original discount rate	119	116	198	127	118	197
Ending adjustment for changes in single-A rate	—	(14)	(25)	2	(14)	(30)
Ending balance at single-A rate	$119	$102	$173	$129	$104	$167

Net reserve for future policy benefits	$119	$60	$173	$129	$61	$167
Weighted-average duration of the reserve for future policy benefits (years)	9.2	11.0	5.8	9.5	11.0	6.4

Net Reserve for Future Policy Benefits
	As of March 31,
	2026	2025
Payout Annuities	$119	$129
Life Conversions	60	61
Paid-up Life	173	167
Deferred Profit Liability	17	16
Other	82	76
Total	$451	$449

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of March 31,
	2026	2025
Payout Annuities [1]
Expected future benefit payments	$234	$254
Life Conversions
Expected future gross premiums	$98	$103
Expected future benefit payments	$186	$194
Paid-up Life [1]
Expected future benefit payments	$251	$256
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Weighted-Average Interest Rates
	As of March 31,
	2026	2025
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.5%	5.4%
Life Conversions
Interest accretion rate	4.3%	4.3%
Current discount rate	5.7%	5.5%
Paid-up Life
Interest accretion rate	3.0%	2.9%
Current discount rate	5.0%	5.1%
Gross premiums and interest accretion recognized on long-duration insurance policies for the three months ended March 31, 2026 and 2025 were immaterial.
11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $612 and $611 as of March 31, 2026 and 2025 respectively, included universal life long-duration contracts of $194 and $202 as well as policyholder balances related to short-duration contracts of $418 and $409. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the three months ended March 31,
	2026	2025
Balance, beginning of the period	$196	$206
Premiums Received	3	3
Policy Charges	(5)	(5)
Surrenders and Withdrawals	(1)	(2)
Benefit Payments	(1)	(2)
Interest Credited	2	2
Balance, end of the period	$194	$202
Weighted-average crediting rate	4.3%	4.3%
Net Amount at Risk [1]	$733	$809
Cash Surrender Value	$192	$201
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of March 31, 2026 and 2025, universal life contracts of $193 and $201, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.
12. Income Taxes
The effective tax rate was 19.0% and 19.5% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to net excess tax benefits on stock-based compensation, tax credits and non-taxable net investment income.

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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage and benefits claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, including those discussed in Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of individual and class actions, some of which assert claims for substantial amounts. Individual actions may include claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices and may seek punitive damages. In putative class actions, plaintiffs may be seeking certification of a state or national class and have alleged for example, underpayment of claims or improper sales or underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile and property. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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
For its Run-off A&E claims, as of March 31, 2026, the Company reported $275 of net A&E reserves, net of the benefit of losses ceded to the A&E ADC with NICO. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements and Note 10 - Reserve for Unpaid Losses and Loss
Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2026 was $33 for which the legal entities have posted collateral of $31 in the normal course of business. Based on derivative contractual terms as of March 31, 2026, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. Equity
Equity Repurchase Program
During the three months ended March 31, 2026 and 2025, the Company repurchased $450 (3.3 million shares) and $400 (3.5 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of March 31, 2026, the Company has $1.1 billion remaining for equity repurchases under the current $3.3 billion share repurchase program, which is effective until December 31, 2026. During the period April 1, 2026 through April 22, 2026, the Company repurchased $111 (0.8 million common shares) under this repurchase program.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2026
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(641)	$(3)	$16	$42	$24	$(1,495)	$(2,057)
OCI before reclassifications	(479)	—	—	1	5	—	(473)
Amounts reclassified from AOCI	12	—	(4)	—	—	11	19
OCI, before tax	(467)	—	(4)	1	5	11	(454)
Income tax benefit (expense)	97	—	1	—	(1)	(2)	95
OCI, net of tax	(370)	—	(3)	1	4	9	(359)
Ending balance	$(1,011)	$(3)	$13	$43	$28	$(1,486)	$(2,416)

Reclassifications from AOCI
	Three Months Ended March 31, 2026	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(12)	Net realized losses
	(12)	Total before tax
	(3)	Income tax expense
	$(9)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(1)	Net investment income
Interest rate swaps	2	Interest expense
Foreign currency swaps	3	Net investment income
	4	Total before tax
	1	Income tax expense
	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	Insurance operating costs and other expenses
	(11)	Total before tax
	(2)	Income tax expense
	$(9)	Net income
Total amounts reclassified from AOCI	$(15)	Net income

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	372	—	4	—	(4)	2	374
Amounts reclassified from AOCI	10	—	(4)	—	—	7	13
OCI, before tax	382	—	—	—	(4)	9	387
Income tax benefit (expense)	(80)	—	—	—	1	(2)	(81)
OCI, net of tax	302	—	—	—	(3)	7	306
Ending balance	$(1,237)	$(6)	$40	$29	$30	$(1,436)	$(2,580)

Reclassifications from AOCI
	Three Months Ended March 31, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(10)	Net realized losses
	(10)	Total before tax
	(2)	Income tax expense
	$(8)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(2)	Net investment income
Interest rate swaps	3	Interest expense
Foreign currency swaps	3	Net investment income
	4	Total before tax
	1	Income tax expense
	$3	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	Insurance operating costs and other expenses
Amortization of actuarial loss	(9)	Insurance operating costs and other expenses
	(7)	Total before tax
	(1)	Income tax expense
	$(6)	Net income
Total amounts reclassified from AOCI	$(11)	Net income

Table of Contents	Note 16 - Employee Benefit Plans
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
16. Employee Benefit Plans
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2025 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2026. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2026 to make this determination.

Net Periodic Cost (Benefit)
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$1	$—	$—	$—
Interest cost	40	44	1	2
Expected return on plan assets	(58)	(60)	—	—
Amortization of prior service credit	—	—	(1)	(2)
Amortization of actuarial loss	11	8	1	1
Net periodic cost (benefit)	$(6)	$(8)	$1	$1

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 4 and 5 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the following discussion; Part I, Item 1A, Risk Factors in The Hartford’s 2025 Form 10-K Annual Report; and our other filings with the Securities and Exchange Commission ("SEC"). The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended March 31,
	2026	2025
Net income	$856	$630
Preferred stock dividends	5	5
Net income available to common stockholders	851	625
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses excluded from core earnings, before tax	54	47
Integration and other non-recurring M&A costs, before tax	1	2
Change in deferred gain on retroactive reinsurance, before tax [1]	(36)	(32)
Income tax benefit [2]	(4)	(3)
Core earnings	$866	$639
[1]During the three months ended March 31, 2026, the Company began collecting recoveries from National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., related to the asbestos and environmental adverse development cover (“A&E ADC”). As a result, the Company amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses for the period. As of March 31, 2026 and December 31, 2025, the deferred gain under retroactive reinsurance accounting on the A&E ADC was $814 and $850, respectively, and is included in other liabilities on the Consolidating Balance Sheets. The Company recorded amortization of the deferred gain related to the Navigators adverse development cover (“Navigators ADC”) of $32 for the three months ended March 31, 2025. The deferred gain associated with the Navigators ADC was fully amortized as of September 30, 2025. For additional information regarding the adverse development cover ("ADC") reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended March 31,
	2026	2025
Business Insurance
Net income	$536	$477
Adjustments to reconcile net income to underwriting gain:
Net investment income	(505)	(437)
Net realized losses	19	24
Other (income) expense	(1)	1
Income tax expense	136	122
Underwriting gain	$185	$187
Personal Insurance
Net income	$139	$5
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(62)	(57)
Net realized losses	4	2
Net servicing and other (income) expense	(3)	(5)
Income tax expense	35	—
Underwriting gain (loss)	$113	$(55)
P&C Other Operations
Net income	$42	$13
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(20)	(18)
Net realized losses	1	—
Income tax expense	11	3
Underwriting gain (loss)	$34	$(2)
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
First Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $226 or 36%	Ý	Increased $0.89 or 41%	Ý	Increased $0.27 or 0%
+	Lower CAY catastrophe losses	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income
+	The effect of higher earned premiums	+	Reduction in outstanding shares due to share repurchases	-	A decrease in AOCI, primarily driven by an increase in net unrealized losses on AFS securities
+	Lower group life loss ratio
+	Lower underlying loss and LAE ratio in Personal Insurance			-	Dilutive effective of share repurchases
-	Higher expense ratio in P&C and Employee Benefits
-	Less favorable P&C prior accident year reserve development
-	Higher group disability loss ratio

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 4.3 points	Þ	Decreased 1.0 points
+	Higher yield on limited partnerships and other alternative investments	+	Lower CAY catastrophe losses	-	Higher group disability loss ratio
		+	Lower underlying loss and LAE ratio in Personal Insurance	-	Higher expense ratio, including higher staffing and technology costs
+	Reinvesting at higher interest rates
		-	Less favorable P&C prior accident year reserve development	+	Lower group life loss ratio
		-	Higher P&C expense ratio, driven by Business Insurance

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025	Change
Earned premiums	$6,145	$5,835	5%
Fee income	370	346	7%
Net investment income	739	656	13%
Net realized losses	(55)	(49)	(12%)
Other revenues	27	22	23%
Total revenues	7,226	6,810	6%
Benefits, losses and loss adjustment expenses	3,998	4,000	—%
Amortization of deferred policy acquisition costs	656	607	8%
Insurance operating costs and other expenses	1,447	1,352	7%
Interest expense	50	50	—%
Amortization of other intangible assets	18	18	—%
Total benefits, losses and expenses	6,169	6,027	2%
Income before income taxes	1,057	783	35%
Income tax expense	201	153	31%
Net income	856	630	36%
Preferred stock dividends	5	5	—%
Net income available to common stockholders	$851	$625	36%

Three months ended March 31, 2026 compared to 2025
Net income available to common stockholders increased by $226, primarily driven by:
•A higher P&C underwriting gain of $332, before tax, primarily driven by lower CAY catastrophe losses, the effect of earned premium growth, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a lower level of favorable prior accident year reserve development and a higher expense ratio; and
•Higher net investment income of $83, before tax, driven by higher income from limited partnerships and other alternative investments, a higher level of invested assets, and reinvesting at higher rates.

These increases were partially offset by:
•In Employee Benefits, the impact of a higher short-term and long-term disability loss ratio and a higher expense ratio, including higher staffing costs and technology costs, partially offset by a lower group life loss ratio.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums
Earned premiums increased by $310 or 5%, primarily due to:
•An increase in P&C reflecting a 7% increase in Business Insurance and a 1% increase in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of an increase in new business across the majority of lines of business and earned pricing increases.
–For Personal Insurance, earned premium increased primarily due to the effect of earned pricing increases, partially offset by a decline in policies in-force.
•Employee Benefits earned premium increased due to increases in exposure on existing accounts and fully insured ongoing sales across all products.
Fee income increased primarily driven by a $23 increase in Hartford Funds driven by higher daily average assets resulting from an increase in equity market levels, partially offset by net outflows over the preceding twelve-month period.
Net Investment Income
[1]Limited partnerships and other alternative investments of $39 and $75 for the three months ended March 31, 2025 and 2026 respectively.
Net investment income increased due to higher income from limited partnerships and other alternative investments, the impact of a higher level of invested assets, and reinvesting at higher rates.
Net realized losses increased primarily due to:
•Greater depreciation in value of fixed maturities, at fair value using the fair value option (“FVO securities”) in the 2026 period due to changes in credit spreads.
These losses were partially offset by:
•Gains on transactional foreign currency revaluation in the 2026 period compared to losses in the 2025 period; and
•Gains on interest rate derivatives in the 2026 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,000
$1,000
$0
$2,799
$2,759
Q1 2025
Q1 2026

Benefits, losses and loss adjustment expenses decreased $2 due to:
•A decrease in Property & Casualty of $40, which was attributable to:
–A decrease in CAY catastrophe losses of $237. Catastrophe losses in the 2026 period included losses from winter storms across several regions, but concentrated in the Northeast region, and to a lesser extent, the Mid Atlantic, South and Southeast regions, as well as losses from tornado, wind and hail events across several regions, but concentrated in the Midwest region. Catastrophe losses in the 2025 period included $325, net of reinsurance, related to the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events mainly in the Midwest and South regions.
Partially offset by:
–An increase in P&C CAY loss and LAE before catastrophes of $116, primarily due to the effect of higher earned premiums and a slightly higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
Losses and LAE Incurred for Employee Benefits

$1,500
$1,000
$500
$0
$1,199
$1,238
Q1 2025
Q1 2026

–A decline in P&C net favorable prior accident year reserve development of $81, with favorable development in the 2026 period of $41, compared to $122 in the prior year period. Favorable prior year reserve development in the 2026 period was primarily driven by decreases in reserves related to workers' compensation and Personal Insurance automobile liability and physical damage and homeowners, partially offset by an increase in reserves for general liability related to exposures from the 1970s and 1980s. Also included within net prior accident year reserve development for the three months ended March 31, 2026 was a benefit of $36 related to amortization of the A&E ADC deferred gain. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, homeowners, and Personal Insurance automobile liability and physical damage. Also included within net prior accident year reserve development for the three months ended March 31, 2025 was a benefit of $32 related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•Employee Benefits losses and LAE increased $39, as higher short-term and long-term disability loss ratios were partially offset by a lower group life loss ratio, reflecting reduced mortality in both term and accidental life products. The increase in the long-term disability loss ratio was driven by less favorable long-term disability loss trends and an increase in the short-term disability loss ratio due to higher claim incidence, including for paid family and medical leave products, partially offset by continued paid family and medical leave pricing actions.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.

Insurance operating costs and other expenses increased due to:
•Higher staffing costs, including benefits costs, partly in response to increased business volume;
•Higher variable expenses in Hartford Funds; and
•Higher technology costs, including increased investment in our businesses and higher run costs.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Investment Results

Composition of Invested Assets
	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,632	71.6%	$46,041	72.0%
Fixed maturities, at fair value using the fair value option	130	0.2%	168	0.2%
Equity securities, at fair value	488	0.8%	492	0.8%
Mortgage loans (net of allowance for credit losses ("ACL") of $49 and $49)	7,015	11.0%	6,837	10.7%
Limited partnerships and other alternative investments	5,948	9.3%	5,804	9.1%
Other investments [1]	305	0.5%	262	0.4%
Short-term investments	4,223	6.6%	4,353	6.8%
Total investments	$63,741	100.0%	$63,957	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, consolidated investment funds, and derivative instruments which are carried at fair value.
March 31, 2026 compared to December 31, 2025
Total investments decreased primarily due to a decrease in fixed maturities, AFS, at fair value, partially offset by an increase in mortgage loans and limited partnerships and other alternative investments.
Fixed maturities, AFS, at fair value decreased primarily due to lower valuations as a result of higher interest rates.
Mortgage loans increased primarily due to funding of industrial commercial whole loans.
Limited partnerships and other alternative investments increased primarily driven by higher valuations and additional investments.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended March 31,
	2026		2025
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$611	4.8%	$574	4.7%
Equity securities	6	5.6%	4	3.2%
Mortgage loans	80	4.6%	70	4.3%
Limited partnerships and other alternative investments	75	5.1%	39	3.1%
Other [3]	(4)		(3)
Investment expense	(29)		(28)
Total net investment income	739	4.5%	656	4.3%
Adjustment for net investment income from limited partnerships and other alternative investments	(75)	—%	(39)	0.1%
Total net investment income excluding limited partnerships and other alternative investments	$664	4.5%	$617	4.4%
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
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Total net investment income increased primarily due to higher income from limited partnerships and other alternative investments, the impact of a higher level of invested assets, and reinvesting at higher rates.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased, primarily due to the impact of reinvesting at higher rates.
Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three months ended March 31, 2026 was 5.3%, which was above the average yield of sales and maturities of 4.9% for the same period. Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three months ended March 31, 2025, was 5.6% which was above the average yield of sales and maturities of 4.9% for the same period.
For the 2026 calendar year, we estimate the change in net investment income to increase due to a higher level of invested assets, with the yield on limited partnerships and other alternative investments to be relatively consistent with 2025. The estimated change in net investment income is subject to variability including the impact of evolving market conditions.

Net Realized Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2026	2025
Gross gains on sales of fixed maturities	$18	$13
Gross losses on sales of fixed maturities	(30)	(25)
Equity securities [1]	(17)	(11)
Net credit losses on fixed maturities, AFS [2]	—	2
Change in ACL on mortgage loans [3]	—	—
Other, net [4]	(26)	(28)
Net realized losses	$(55)	$(49)
[1]The change in net unrealized gains on equity securities still held as of the end of period, and included in net realized gains (losses) were $(18) and $(11) for the three months ended March 31, 2026 and 2025, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]For the three months ended March 31, 2026 and 2025, includes gains (losses) from transactional foreign currency revaluation of $3 and $(10), respectively, and gains on non-qualifying derivatives of $8 and $0, respectively.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three months ended March 31, 2026
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals and corporate securities.
Equity securities net losses were primarily driven by a decrease in value due to lower equity market levels.
Other, net includes losses of $34 on FVO securities due to a decline in valuation, partially offset by gains of $8 on interest rate derivatives primarily driven by changes in interest rates.
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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2025 Form 10-K Annual Report. In addition, - Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2026.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of
March 31, 2026

P&C Other
$685
2%
Personal
Insurance
$2,220
7%
Business
Insurance
$29,072
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Three Months Ended March 31, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,175	$2,275	$2,705	$38,155
Reinsurance and other recoverables	4,689	28	2,006	6,723
Beginning liabilities for unpaid losses and loss adjustment expenses, net	28,486	2,247	699	31,432
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,044	526	—	2,570
Current accident year catastrophes	171	59	—	230
Prior accident year development	30	(35)	(36)	(41)
Total provision for unpaid losses and loss adjustment expenses	2,245	550	(36)	2,759
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	36	36
Payments	(1,652)	(577)	(14)	(2,243)
Foreign currency adjustment	(7)	—	—	(7)
Ending liabilities for unpaid losses and loss adjustment expenses, net	29,072	2,220	685	31,977
Reinsurance and other recoverables	4,643	26	1,959	6,628
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$33,715	$2,246	$2,644	$38,605
Earned premiums and fee income	$3,584	$915
Loss and loss adjustment expense paid ratio [1]	46.1	63.1
Loss and loss adjustment expense ratio	62.8	60.6
Prior accident year development (pts) [2]	0.8	(3.9)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2026
	Business Insurance	Personal Insurance	Total
Winter storms	112	21	133
Wind and hail	$33	$38	$71
Catastrophes before assumed reinsurance	145	59	204
Global assumed reinsurance business [1]	26	—	26
Total catastrophe losses	$171	$59	$230
[1]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(59)	$—	$—	$(59)
Workers’ compensation discount accretion	12	—	—	12
General liability	70	—	—	70
Marine	4	—	—	4
Commercial property	(4)	—	—	(4)
Professional liability	(4)	—	—	(4)
Assumed reinsurance	5	—	—	5
Automobile liability	—	(15)	—	(15)
Homeowners	—	(15)	—	(15)
Other reserve re-estimates, net [1]	6	(5)	—	1
Prior accident year development before change in deferred gain	30	(35)	—	(5)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	—	—	(36)	(36)
Total prior accident year development	$30	$(35)	$(36)	$(41)
[1]Other reserve re-estimates, net for the three months ended March 31, 2026 includes a favorable change of $(5) in personal automobile physical damage reserves.
[2]The $36 change in deferred gain on retroactive reinsurance for the three months ended March 31, 2026 is related to amortization of the A&E ADC deferred gain under retroactive reinsurance accounting.

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2026, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended March 31, 2025
	Business Insurance	Personal Insurance	Total
Wildfires [1]	153	118	$271
Wind and hail	44	61	105
Winter storms	17	8	25
Catastrophes before assumed reinsurance	214	187	401
Global assumed reinsurance business [1] [2]	66	—	66
Total catastrophe losses	$280	$187	$467
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended March 31, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(65)	$—	$—	$(65)
Workers’ compensation discount accretion	12	—	—	12
Commercial property	(3)	—	—	(3)
Automobile liability	—	(12)	—	(12)
Homeowners	—	(18)	—	(18)
Other reserve re-estimates, net [1]	5	(9)	—	(4)
Prior accident year development before change in deferred gain	(51)	(39)	—	(90)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(32)	—	—	(32)
Total prior accident year development	$(83)	$(39)	$—	$(122)
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reportable Segment and Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2026	2025	Change
Written premiums	$3,904	$3,686	6%
Change in unearned premium reserve	332	362	(8)%
Earned premiums	3,572	3,324	7%
Fee income	12	11	9%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,044	1,891	8%
Current accident year catastrophes [1]	171	280	(39)%
Prior accident year development [1]	30	(83)	NM
Total losses and loss adjustment expenses	2,245	2,088	8%
Amortization of DAC	577	531	9%
Insurance operating costs	558	512	9%
Amortization of other intangible assets	7	7	—%
Dividends to policyholders	12	10	20%
Underwriting gain	185	187	(1)%
Net investment income [2]	505	437	16%
Net realized losses [2]	(19)	(24)	21%
Other income (expense) [3]	1	(1)	NM
Income before income taxes	672	599	12%
Income tax expense [4]	136	122	11%
Net income	$536	$477	12%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
	2026	2025
Small Business:
Net new business premium	$333	$298
Policy count retention	84%	84%
Renewal written price increases	3.8%	6.6%
Renewal earned price increases	5.9%	7.4%
Policies in-force as of end of period (in thousands)	1,683	1,591
Middle Market [1]:
Net new business premium	$187	$188
Premium retention	83%	81%
Renewal written price increases	4.2%	7.2%
Renewal earned price increases	6.1%	7.2%
Global Specialty:
Global specialty gross new business premium [2]	$233	$225
Renewal written price increases [3]	4.8%	5.9%
Renewal earned price increases [3]	4.8%	6.5%
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
Underwriting Ratios

	Three Months Ended March 31,
	2026	2025	Change
Loss and loss adjustment expense ratio	62.8	62.8	—
Expense ratio	31.6	31.3	0.3
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	94.8	94.4	0.4
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	(5.6)	(5.9)	0.3
Underlying combined ratio	89.2	88.4	0.8

Underlying loss and loss adjustment expense ratio	57.2	56.9	0.3
Current accident year catastrophes	4.8	8.4	(3.6)
Prior accident year development	0.8	(2.5)	3.3
Total loss and loss adjustment expense ratio	62.8	62.8	—

Loss and loss adjustment expense ratio	62.8	62.8	—
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	(5.6)	(5.9)	0.3
Underlying loss and loss adjustment expense ratio	57.2	56.9	0.3

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three months ended March 31, 2026 compared to 2025
Net income increased primarily due to higher net investment income and lower net realized losses. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three months ended March 31, 2026 compared to 2025
Underwriting gain decreased slightly due to unfavorable prior accident year development in the current year, higher underwriting expenses, and a slightly higher underlying loss and LAE ratio, largely offset by earned premium growth and lower CAY catastrophe losses.
Expense ratio is generally consistent with the prior year, with staffing costs and investments in our business being partially offset by the impact of earned premium growth.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $16 and $18 for the three months ended March 31, 2025, and 2026, respectively.
Written Premiums
[1]Other written premiums of $16 and $18 for the three months ended March 31, 2025, and 2026, respectively.

Three months ended March 31, 2026 compared to 2025
Earned premiums increased due to written premium increases over the prior twelve months.
Written premiums increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by renewal written price increases in almost all lines, as well as higher new business premium. Written premium grew across all lines of business.
•Middle & large business written premium increased driven by renewal written price increases in almost all lines. Written premium grew across industry verticals and the large and complex lines, partially offset by decreases in general industries and large property.
•Global specialty written premium increased, driven by growth in the global reinsurance portfolio, primarily within credit risk and specialty casualty. Excluding global reinsurance, written premium declined modestly, reflecting lower construction-related volumes. This was partially offset by growth in non-construction new business and renewal pricing increases.
Renewal written price increases were recognized in most lines, though have moderated from the prior year.
•In small business, renewal written price increases were lower than prior year levels overall, with single-digit price increases across package business and automobile. Workers' compensation pricing was slightly negative.
•In middle market, renewal written price increases were lower than prior year levels overall, with mid single-digit to low double-digit price increases in most lines. Workers' compensation pricing was positive.
•In global specialty, renewal written price increases were lower than prior year levels with mid single-digit price increases overall.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three months ended March 31, 2026 compared to 2025
Underlying Loss and Loss Adjustment Expense Ratio increased primarily due to a slightly higher loss ratio in a few lines.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2026 compared to 2025
Current accident year catastrophe losses for the three months ended March 31, 2026 included losses from winter storms across several regions, but concentrated in the Northeast, and to a lesser extent, the South, Mid Atlantic and Southeast regions, as well as losses from tornado, wind and hail events across several regions, but concentrated in the Midwest region, and to a lesser extent, the South region.
Current accident year catastrophe losses for the three months ended March 31, 2025 included a loss of $207 from the January 2025 California Wildfire Event, as well as tornado, wind and hail events primarily in the South and Midwest regions.
Prior accident year development was net unfavorable for the three months ended March 31, 2026 and included reserve increases for general liability related to exposures from the 1970s and 1980s, partially offset by decreases in workers' compensation.
Prior accident year development was net favorable for the three months ended March 31, 2025 and primarily included reserve decreases for workers' compensation. Also included is a benefit of $32 related to amortization of the Navigators ADC deferred gain.The Navigators' ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2026	2025	Change
Written premiums	$862	$913	(6)%
Change in unearned premium reserve	(45)	14	NM
Earned premiums	907	899	1%
Fee income	8	8	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	526	563	(7)%
Current accident year catastrophes [1]	59	187	(68)%
Prior accident year development [1]	(35)	(39)	10%
Total losses and loss adjustment expenses	550	711	(23)%
Amortization of DAC	71	68	4%
Insurance operating costs	180	182	(1)%
Amortization of other intangible assets	1	1	—%
Underwriting gain (loss)	113	(55)	NM
Net investment income [2]	62	57	9%
Net realized losses [2]	(4)	(2)	(100)%
Net servicing and other income (expense) [3]	3	5	(40)%
Income before income taxes	174	5	NM
Income tax expense [4]	35	—	NM
Net income	$139	$5	NM
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
[3]Includes servicing revenues of $22 and $20 for the three months ended March 31, 2026 and 2025, respectively. Includes servicing expenses of $18 and $16 for the three months ended March 31, 2026 and 2025, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended March 31,
Written Premiums	2026	2025	Change
Product Line
Automobile	$565	$627	(10%)
Homeowners	297	286	4%
Total	$862	$913	(6%)
Earned Premiums
Product Line
Automobile	$593	$618	(4%)
Homeowners	314	281	12%
Total	$907	$899	1%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended March 31,
Premium Measures	2026	2025
Policies in-force end of period (in thousands)
Automobile	1,020	1,146
Homeowners	709	719
Net new business premium
Automobile	$53	$81
Homeowners	$43	$62
Effective Policy Count Retention
Automobile	80%	79%
Homeowners	82%	83%
Renewal written price increase
Automobile	6.8%	15.7%
Homeowners	11.8%	12.3%
Renewal earned price increase
Automobile	11.3%	20.0%
Homeowners	12.2%	14.4%
Underwriting Ratios

	Three Months Ended March 31,
Underwriting Ratios	2026	2025	Change
Loss and loss adjustment expense ratio	60.6	79.1	(18.5)
Expense Ratio	27.0	27.0	—
Combined Ratio	87.7	106.1	(18.4)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(2.6)	(16.5)	13.9
Underlying combined ratio	85.0	89.7	(4.7)

Underlying loss and loss adjustment expense ratio	58.0	62.6	(4.6)
Current accident year catastrophes	6.5	20.8	(14.3)
Prior accident year development	(3.9)	(4.3)	0.4
Total loss and loss adjustment expense ratio	60.6	79.1	(18.5)

Loss and loss adjustment expense ratio	60.6	79.1	(18.5)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(2.6)	(16.5)	13.9
Underlying loss and loss adjustment expense ratio	58.0	62.6	(4.6)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended March 31,
	2026	2025	Change
Automobile
Combined ratio	89.6	93.5	(3.9)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(0.7)	(1.2)	0.5
Prior accident year development	3.3	3.8	(0.5)
Underlying combined ratio	92.2	96.1	(3.9)

Homeowners
Combined ratio	83.8	133.2	(49.4)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(17.6)	(63.7)	46.1
Prior accident year development	4.8	5.6	(0.8)
Underlying combined ratio	71.0	75.1	(4.1)
Net Income

$139
$5
$140
$120
$100
$80
$60
$40
$20
$0
Q1 2025
Q1 2026

Three months ended March 31, 2026 compared to 2025
Net income increased, largely driven by a change from an underwriting loss to an underwriting gain.

Underwriting gain (loss)

$120
$80
$40
$0
$-40
$-80
$-120
$113
$(55)
Q1 2025
Q1 2026

Three months ended March 31, 2026 compared to 2025
Underwriting gain changed from an underwriting loss, primarily due to lower current accident year catastrophe losses and to an improvement in the underlying loss and LAE ratio.
Expense ratio was flat for the three month period.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$1,000
$500
$0
$899
$907
$618
$593
$281
$314
Q1 2025
Q1 2026
Homeowners
Automobile

Written Premiums

$1,000
$500
$0
$913
$627
$286
$862
$565
$297
Q1 2025
Q1 2026
Homeowners
Automobile

Three months ended March 31, 2026 compared to 2025
Earned premiums increased in 2026 due to higher earned premiums in homeowners, partially offset by lower earned premiums in automobile.
Written premiums decreased in 2026 due to lower written premiums in automobile, partially offset by higher written premiums in homeowners.
Renewal written pricing moderated for both automobile and homeowners, primarily in response to moderating loss cost trends.
Effective Policy count retention was relatively stable both for automobile and homeowners in 2026, in response to moderating renewal written pricing increases.
Policies in-force as of March 31, 2026 compared to March 31, 2025 declined for automobile and for homeowners, reflecting the level of new business in relation to non-renewed policies.
Underlying Loss and Loss Adjustment Expense Ratio
Three months ended March 31, 2026 compared to 2025
Underlying loss and LAE ratio decreased in both automobile and homeowners in 2026, primarily due to the impact of earned pricing increases outpacing loss cost trends, which moderated slightly compared to prior year. The automobile loss cost trend continues to recognize higher attorney representation rates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three months ended March 31, 2026 compared to 2025
Current accident year catastrophe losses decreased in the three month period. CAY catastrophe losses for the three months ended March 31, 2026 included losses from tornado, wind and hail events across several regions, but concentrated in the Midwest region, as well as losses from winter storms across several regions.
CAY catastrophe losses for the three months ended March 31, 2025 included a loss of $118 from the January 2025 California Wildfire Event, as well as tornado, wind and hail events primarily in the Midwest and South regions.
Prior accident year development was favorable for the three month period, primarily driven by lower estimated severity on automobile liability, homeowners, and automobile physical damage. Prior accident year development was favorable for the three months ended March 31, 2025, primarily driven by lower estimated severity on homeowners, automobile physical damage, and automobile liability.

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended March 31,
	2026	2025	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$(36)	$—	NM
Total losses and loss adjustment expenses	(36)	—	NM
Insurance operating costs	2	2	—%
Underwriting gain (loss)	34	(2)	NM
Net investment income [2]	20	18	11%
Net realized losses [2]	(1)	—	NM
Income before income taxes	53	16	NM
Income tax expense [3]	11	3	NM
Net income	$42	$13	NM
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

Three months ended March 31, 2026 compared to 2025
Net income increased driven by a change from an underwriting loss to an underwriting gain.
Underwriting gain (loss) changed from a loss to a gain due to a benefit of $36 related to amortization of the A&E ADC deferred gain. For additional information regarding the ADC reinsurance agreement refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended March 31,
	2026	2025	Change
Premiums and other considerations	$1,723	$1,668	3%
Net investment income [1]	131	126	4%
Net realized losses [1]	(11)	(4)	(175)%
Total revenues	1,843	1,790	3%
Benefits, losses and loss adjustment expenses	1,238	1,199	3%
Amortization of DAC	8	8	—%
Insurance operating costs and other expenses	439	406	8%
Amortization of other intangible assets	10	10	—%
Total benefits, losses and expenses	1,695	1,623	4%
Income before income taxes	148	167	(11)%
Income tax expense [2]	30	34	(12)%
Net income	$118	$133	(11)%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended March 31,
	2026	2025	Change
Fully insured – ongoing premiums	$1,654	$1,612	3%
Buyout premiums	12	—	NM
Fee income	57	56	2%
Total premiums and other considerations	$1,723	$1,668	3%
Fully insured ongoing sales	$582	$381	53%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios, Excluding Buyouts
	Three Months Ended March 31,
	2026	2025	Change
Group disability loss ratio	72.7%	69.0%	3.7
Group life loss ratio	73.2%	79.9%	(6.7)
Total loss ratio	71.7%	71.9%	(0.2)
Expense ratio	26.7%	25.4%	1.3

Margin
	Three Months Ended March 31,
	2026	2025	Change
Net income margin	6.4%	7.4%	(1.0)
Adjustments to reconcile net income margin to core earnings margin:
Net realized losses, before tax	0.6%	0.3%	0.3
Income tax benefit	(0.1%)	(0.1%)	—
Core earnings margin	6.9%	7.6%	(0.7)
Net Income
Three months ended March 31, 2026 compared to 2025
Net income decreased primarily due to a higher group disability loss ratio as well as an increase in the expense ratio, partially offset by a lower group life loss ratio and increased net investment income.
Insurance operating costs and other expenses were higher due to higher staffing costs as well as higher technology costs.
Fully Insured Ongoing Premiums

$2,000
$1,000
$0
$1,612
$650
$844
$1,654
$649
$870
Q1 2025
Q1 2026
Group disability
Group life
Other [1]

[1]Other of $118 and $135 for the three months ended March 31, 2025 and 2026 respectively, which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three months ended March 31, 2026 compared to 2025
Fully insured ongoing premiums increased due to higher new business sales across all products, an increase in exposure on existing accounts and persistency in excess of 90%.
Fully insured ongoing sales increased, driven by higher group disability, group life and supplemental health sales. Group disability sales include the results of two new states implementing paid family and medical leave coverage in 2026.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
71.9
25.4
71.7
26.7
Q1 2025
Q1 2026
Expense ratio
Loss ratio

Three months ended March 31, 2026 compared to 2025
Loss ratio improved 0.2 points for the three months ended March 31, 2026, compared to the prior year period driven by a decrease in the group life loss ratio partially offset by a higher group disability loss ratio. The group life loss ratio decreased 6.7 points driven by lower mortality across both term and accidental life products. The group disability loss ratio increased 3.7 points due to less favorable long-term disability loss trends and higher claim incidence in short-term disability, including paid family and medical leave, partially offset by continued paid family and medical leave pricing actions.
Expense ratio increased primarily due to higher staffing costs as well as higher technology costs.

Hartford Funds - Results of Operations
Operating Summary

	Three Months Ended March 31,
	2026	2025	Change
Fee income and other revenue	$283	$260	9%
Net investment income	5	4	25%
Net realized losses	(3)	—	NM
Total revenues	285	264	8%
Operating costs and other expenses	223	209	7%
Income before income taxes	62	55	13%
Income tax expense [1]	13	12	8%
Net income	$49	$43	14%
Daily average Hartford Funds AUM	$155,958	$141,834	10%
ROA [2]	12.6	12.1	4%
Adjustment to reconcile ROA to ROA, core earnings:
Effect of net realized losses excluded from core earnings, before tax	0.8	—	NM
Effect of income tax expense (benefit)	(0.3)	0.3	NM
ROA, core earnings [2]	13.1	12.4	6%
[1]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
[2]Represents annualized earnings divided by a daily average of AUM, as measured in basis points.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Hartford Funds Segment AUM

	Three Months Ended March 31,
	2026	2025	Change
Mutual Fund and ETF AUM - beginning of period	$142,969	$128,054	12%
Sales - Mutual Fund	8,018	7,731	4%
Redemptions - Mutual Fund	(9,285)	(9,309)	—%
Net flows - ETF	734	146	NM
Net flows - Mutual Fund and ETF	(533)	(1,432)	63%
Change in market value and other	(2,042)	597	NM
Mutual Fund and ETF AUM - end of period	140,394	127,219	10%
Third-party life and annuity separate account AUM	10,427	10,879	(4%)
Hartford Funds AUM - end of period	$150,821	$138,098	9%
Mutual Fund and ETF AUM by Asset Class

	As of March 31,
	2026	2025	Change
Equity - Mutual Funds	$92,364	$82,792	12%
Fixed Income - Mutual Funds	24,073	21,398	13%
Multi-Strategy Investments - Mutual Funds [1]	17,780	18,321	(3)%
Equity - ETF	2,366	1,884	26%
Fixed Income - ETF	3,811	2,824	35%
Mutual Fund and ETF AUM	$140,394	$127,219	10%
[1]Includes balanced, allocation and alternative investment products.
Net Income
Three months ended March 31, 2026 compared to 2025
Net income increased for the three months ended March 31, 2026, primarily due to an increase in fee income net of operating costs and other expenses driven by higher daily average AUM, partially offset by net realized losses in the 2026 period.

Hartford Funds AUM
March 31, 2026 compared to 2025
Hartford Funds AUM increased primarily due to an increase in equity market levels, partially offset by net outflows over the preceding twelve month period. Net outflows were $0.5 billion for the three months ended March 31, 2026 compared to net outflows of $1.4 billion, for the three months ended March 31, 2025.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate - Results of Operations
Operating Summary

	Three Months Ended March 31,
	2026	2025	Change
Fee income [1]	$10	$11	(9%)
Other revenue	5	1	NM
Net investment income [2]	16	14	14%
Net realized losses [2]	(17)	(19)	11%
Total revenues	14	7	100%
Benefits, losses and loss adjustment expenses [3]	1	2	(50%)
Insurance operating costs and other expenses [1]	15	14	7%
Interest expense [4]	50	50	—%
Total benefits, losses and expenses	66	66	—%
Loss before income taxes	(52)	(59)	12%
Income tax benefit [5]	(24)	(18)	(33%)
Net loss	(28)	(41)	32%
Preferred stock dividends	5	5	—%
Net loss available to common stockholders	$(33)	$(46)	28%
[1]Includes investment management fees and expenses related to managing third-party assets.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes benefits expense on life and annuity business previously underwritten by the Company.
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net loss available to common stockholders
Three months ended March 31, 2026 compared to 2025
Net loss available to common stockholders for the three months ended March 31, 2026, decreased driven by a higher net tax benefit, including the impact of stock-based compensation awards vesting during the quarter and interest related to income tax refunds, and an increase in other revenues related to valuation appreciation of an investment. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

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
•risk monitoring; and
•internal and external risk reporting.
The Company categorizes its main risks as insurance risk, operational risk and financial risk. Insurance risk and financial risk are described in more detail below. Operational risk, including cybersecurity, and specific risk tolerances for natural catastrophes, terrorism and pandemic risk are described in the ERM section of the MD&A in The Hartford’s 2025 Form 10-K Annual Report.
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
Reinsurance for Catastrophes- The Company utilizes various reinsurance programs to mitigate catastrophe losses including excess of loss occurrence-based treaties covering property and workers’ compensation, catastrophe bonds, an aggregate property catastrophe treaty, and individual risk agreements (including facultative reinsurance) that reinsure losses from specific classes or lines of business. The occurrence property catastrophe treaty and workers’ compensation catastrophe treaties beginning with the January 1, 2021 renewal do not cover pandemic losses, as most industry reinsurance programs exclude communicable disease. The Company has reinsurance in place to cover individual group life losses in excess of $1.25 per person.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Primary Catastrophe Treaty Reinsurance Coverages as of March 31, 2026 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2025, and will renew for the annual period starting June 1, 2026. Retention and coverage varies by writing company. For the 2025 - 2026 period, the writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $37 in per event losses in excess of a $23 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
[3]Named hurricanes and tropical storms are defined as any storm or storm system declared to be a hurricane or tropical storm by the US National Hurricane Center, US Weather Prediction Center, or their successor organizations (being divisions of the US National Weather Service).
[4]Portions of this layer of coverage extend beyond a traditional one year term.
[5] For further information on the Company's catastrophe bond, see MD&A - Enterprise Risk Management, Insurance Risk included in the Company's 2025 Form 10-K Annual report.
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
Reinsurance for Asbestos and Environmental ("A&E") Reserve Development - The Company has an ADC reinsurance agreement in place with NICO, a subsidiary of Berkshire Hathaway Inc., accounted for as retroactive reinsurance. The

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
agreement covered substantially all A&E reserve development for accident years prior to 2016 (the “A&E ADC”) up to an aggregate limit of $1.5 billion. As the Company had previously ceded all of the available limits under the agreement, there is no remaining limit available as of March 31, 2026.
As of December 31, 2025, the Company had paid A&E ADC claims in excess of the $1.7 billion attachment point. During the three months ended March 31, 2026, the Company began collecting recoveries from NICO under the A&E ADC and as a result, amortized $36 of the $850 deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the deferred gain on the A&E ADC was $814 and $850, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2026, NICO suspended payment under the A&E ADC due to a dispute that is the subject of an arbitration proceeding. The timing of any resolution or outcome of the arbitration is not yet known and there may be impacts to the Company's cash flows or operating results as a result of the dispute.
For more information on the A&E ADC, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements, included in The Hartford's 2025 Form 10-K Annual Report.
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
As of March 31, 2026, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets, assets that support the Company’s pension plans, and fee income derived from Hartford Funds AUM.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	March 31, 2026						December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$3,400	$—	$25	$(6)	$3,419	7.5%	$3,375	$—	$41	$(2)	$3,414	7.4%
Other	1,264	—	5	(20)	1,249	2.7%	1,253	—	10	(14)	1,249	2.7%
CLOs	3,335	(2)	3	(6)	3,330	7.3%	3,310	(2)	9	(1)	3,316	7.2%
Commercial Mortgage-Backed Securities ("CMBS")
Agency [1]	1,146	(14)	21	(88)	1,065	2.3%	1,192	(14)	19	(87)	1,110	2.4%
Bonds	1,162	—	1	(62)	1,101	2.4%	1,206	—	1	(61)	1,146	2.5%
Interest only	65	—	3	(2)	66	0.1%	70	—	4	(2)	72	0.2%
Corporate
Basic industry	1,240	—	9	(26)	1,223	2.7%	1,232	—	18	(19)	1,231	2.7%
Capital goods	1,830	—	26	(38)	1,818	4.0%	1,757	—	44	(30)	1,771	3.8%
Consumer cyclical	1,718	—	18	(49)	1,687	3.7%	1,667	—	36	(37)	1,666	3.6%
Consumer non-cyclical	3,128	—	32	(110)	3,050	6.7%	2,860	—	54	(84)	2,830	6.2%
Energy	1,500	—	21	(46)	1,475	3.2%	1,452	—	27	(38)	1,441	3.1%
Financial services	6,899	—	39	(173)	6,765	14.8%	6,952	—	87	(125)	6,914	15.0%
Tech./comm.	3,616	—	29	(156)	3,489	7.7%	3,400	—	55	(114)	3,341	7.3%
Transportation	854	—	7	(40)	821	1.8%	862	—	12	(34)	840	1.8%
Utilities	2,817	—	21	(138)	2,700	5.9%	2,793	—	39	(116)	2,716	5.9%
Real estate investment trusts ("REITs")	284	—	2	(9)	277	0.6%	330	—	3	(7)	326	0.7%
Foreign govt./govt. agencies	435	—	6	(5)	436	1.0%	440	—	9	(2)	447	1.0%
Municipal bonds
Taxable	1,670	—	14	(92)	1,592	3.5%	1,685	—	19	(92)	1,612	3.5%
Tax-exempt	2,792	—	50	(179)	2,663	5.8%	3,146	—	70	(176)	3,040	6.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	3,441	—	22	(148)	3,315	7.3%	3,544	—	33	(139)	3,438	7.5%
Non-agency	2,876	—	9	(108)	2,777	6.1%	2,828	—	17	(105)	2,740	5.9%
U.S. Treasuries	1,457	—	1	(144)	1,314	2.9%	1,517	—	3	(139)	1,381	3.0%
Total fixed maturities, AFS	$46,929	$(16)	$364	$(1,645)	$45,632	100.0%	$46,871	$(16)	$610	$(1,424)	$46,041	100.0%
FVO securities					$130						$168
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,044	$5,694	12.5%	$6,253	$5,929	12.9%
AAA	7,511	7,406	16.2%	7,819	7,751	16.8%
AA	7,578	7,381	16.2%	7,484	7,340	15.9%
A	12,847	12,517	27.4%	12,653	12,470	27.1%
BBB	10,659	10,375	22.7%	10,377	10,250	22.3%
BB & below	2,290	2,259	5.0%	2,285	2,301	5.0%
Total fixed maturities, AFS [1]	$46,929	$45,632	100.0%	$46,871	$46,041	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
The fair value of fixed maturities, AFS decreased as compared to December 31, 2025, primarily due to lower valuations as a result of higher interest rates.
Commercial & Residential Real Estate
The following tables present the Company's exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds by Credit Quality as of March 31, 2026
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$10	$10	$1,136	$1,055	$—	$—	$—	$—	$—	$—	$1,146	$1,065
Bonds	414	402	355	339	160	148	116	110	117	102	1,162	1,101
Interest Only	34	35	21	21	6	6	4	4	—	—	65	66
Total CMBS	458	447	1,512	1,415	166	154	120	114	117	102	2,373	2,232
RMBS
Agency	—	—	3,441	3,315	—	—	—	—	—	—	3,441	3,315
Non-Agency	1,786	1,721	785	758	252	246	51	50	2	2	2,876	2,777
Total RMBS	1,786	1,721	4,226	4,073	252	246	51	50	2	2	6,317	6,092
Total CMBS & RMBS	$2,244	$2,168	$5,738	$5,488	$418	$400	$171	$164	$119	$104	$8,690	$8,324

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$11	$10	$1,181	$1,100	$—	$—	$—	$—	$—	$—	$1,192	$1,110
Bonds	418	408	365	349	171	157	137	132	115	100	1,206	1,146
Interest Only	37	38	22	23	6	6	5	4	—	1	70	72
Total CMBS	466	456	1,568	1,472	177	163	142	136	115	101	2,468	2,328
RMBS
Agency	—	—	3,544	3,438	—	—	—	—	—	—	3,544	3,438
Non-Agency	1,741	1,682	770	746	257	253	53	52	7	7	2,828	2,740
Total RMBS	1,741	1,682	4,314	4,184	257	253	53	52	7	7	6,372	6,178
Total CMBS & RMBS	$2,207	$2,138	$5,882	$5,656	$434	$416	$195	$188	$122	$108	$8,840	$8,506
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
As of March 31, 2026, mortgage loans had an amortized cost of $7.1 billion and carrying value of $7.0 billion, with an ACL of $49. As of December 31, 2025, mortgage loans had an amortized cost of $6.9 billion and carrying value of $6.8 billion, with an ACL of $49.
The Company funded $332 of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 60% and a weighted average yield of 5.7% during the three months ended March 31, 2026. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of March 31, 2026, or December 31, 2025.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$794	$783	AA	$798	$800	AA
Pre-Refunded [1]	43	43	AA+	46	46	AA+
Revenue
Transportation	917	876	A+	985	951	A+
Health Care	902	839	A+	939	880	A+
Leasing [2]	494	468	AA	543	517	AA
Education	330	316	AA	370	358	AA
Water & Sewer	236	216	AA	249	231	AA
Sales Tax	166	163	AA	165	165	AA
Power	130	122	A+	137	130	A+
Housing	99	96	AA+	163	159	AA
Other	351	333	A+	436	415	A+
Total Revenue	3,625	3,429	AA-	3,987	3,806	AA-
Total Municipal	$4,462	$4,255	AA-	$4,831	$4,652	AA-
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
As of March 31, 2026, the largest issuer concentrations were the State of California, the Metropolitan Transportation Authority, and CommonSpirit Health, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2025, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 7% of the fair value of the Company's investment portfolio.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include real estate joint ventures, real estate funds, private equity funds, other funds, and other alternative investments. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential and strong owner sponsorship, as well as limited exposure to public markets. Other funds consist of investments in infrastructure and energy transition funds and, to a lesser extent, funds across a diverse mix of strategies.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended March 31,
	2026		2025
	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$(22)	(4.3%)	$(8)	(1.7%)
Private equity funds	35	5.9%	40	8.1%
Other funds	59	25.8%	7	4.1%
Other alternative investments [2]	3	1.8%	—	—%
Total	$75	5.1%	$39	3.1%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy, which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$2,019	34.0%	$1,986	34.2%
Private equity funds	2,357	39.6%	2,327	40.1%
Other funds	989	16.6%	910	15.7%
Other alternative investments [1]	583	9.8%	581	10.0%
Total	$5,948	100.0%	$5,804	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.6 billion as of March 31, 2026, and have increased $221 since December 31, 2025, primarily due to higher interest rates. As of March 31, 2026, $1.2 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.4 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	March 31, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	1,094	$12,515	$(2)	$(147)	$12,366	253	$3,629	$—	$(31)	$3,598
Greater than three to six months	70	802	—	(34)	768	56	441	—	(4)	437
Greater than six to nine months	23	158	—	(4)	154	16	311	—	(12)	299
Greater than nine to eleven months	8	140	—	(11)	129	55	364	—	(12)	352
Twelve months or more	2,099	14,779	(14)	(1,449)	13,316	2,279	16,172	(14)	(1,365)	14,793
Total	3,294	$28,394	$(16)	$(1,645)	$26,733	2,659	$20,917	$(14)	$(1,424)	$19,479

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	March 31, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	61	$434	$—	$(94)	$340	29	$159	$—	$(34)	$125
Greater than three to six months	3	12	—	(4)	8	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	2	9	—	(2)	7
Greater than nine to eleven months	—	—	—	—	—	10	70	—	(16)	54
Twelve months or more	99	943	(1)	(290)	652	110	997	(1)	(290)	706
Total	163	$1,389	$(1)	$(388)	$1,000	151	$1,235	$(1)	$(342)	$892
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three months ended March 31, 2026
The Company recorded no credit losses. For the three months ended March 31, 2026, there were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three months ended March 31, 2025
The Company recorded a reversal of $2, primarily attributable to a decrease in ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS.For the three months ended March 31, 2025 there were no unrealized losses on securities with an ACL recognized in OCI.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three months ended March 31, 2026 and March 31, 2025
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

Summary of Capital Resources and Liquidity

Capital available to the HIG Holding Company as of March 31, 2026:
•Approximately $1.8 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through September 24, 2030. As of March 31, 2026, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of March 31, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding company.

Dividends and other sources of capital for the three months ended March 31, 2026:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $662 of net dividends from the Company's property and casualty insurance subsidiaries through March 31, 2026;
•Employee Benefits - HIG Holding Company received $226 in dividends from Hartford Life and Accident Insurance Company ("HLA") through March 31, 2026;
•Hartford Funds - HIG Holding Company received $45 in dividends from Hartford Funds through March 31, 2026.

Expected liquidity requirements for the next twelve months as of March 31, 2026:
•$194 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$660 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of March 31, 2026:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the three months ended March 31, 2026, the Company repurchased 3.3 million common shares for $450 under the $3.3 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2026. As of March 31, 2026, the Company has $1.1 billion remaining for equity repurchases under the current share repurchase program. During the period April 1, 2026 through April 22, 2026, the Company repurchased 0.8 million common shares for $111.
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since January 1, 2026:
Common Stock Dividends

Declared	Record	Payable	Amount per share
February 18, 2026	March 2, 2026	April 2, 2026	$0.600
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
February 18, 2026	May 1, 2026	May 15, 2026	$375.00
There are no current restrictions on the HIG Holding Company's ability to pay dividends to its stockholders.
For a discussion of restrictions on dividends to the HIG Holding Company from its insurance subsidiaries, see the following "Dividends From Subsidiaries" discussion. For a discussion of potential restrictions on the HIG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Dividends From Subsidiaries
Dividends to HIG Holding Company from its insurance subsidiaries are restricted by insurance regulation. For a discussion of restrictions on dividends to HIG Holding Company from its insurance subsidiaries see Part II, Item 7, MD&A – Capital Resources and Liquidity - Dividends from Subsidiaries in The Hartford’s 2025 Form 10-K Annual Report.
Through the first three months of 2026, HIG Holding Company received $933 of net dividends from its subsidiaries, including $226 from HLA, $45 from Hartford Funds and $662 from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $41 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
For further information regarding shelf registrations, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. As of March 31, 2026, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
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
As of March 31, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. The Company’s pledge capacity is subject to FHLBB’s collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire can pledge up to $2.5 billion and HLA can pledge up to $2.1 billion to secure FHLBB advances. As of March 31, 2026, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($98 as of March 31, 2026) commitment. As of March 31, 2026, letters of credit with an aggregate face amount of $74 and £74 million, or $98, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of March 31, 2026, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
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
As of March 31, 2026, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Property & Casualty Operations
As of March 31, 2026
Fixed maturities	$37,692
Short-term investments	1,713
Cash	97
Less: Derivative collateral	43
Total	$39,459
Property & Casualty operations invested assets also include $133 in equity securities, $5.4 billion in mortgage loans and $4.6 billion in limited partnerships and other alternative investments.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Employee Benefits Operations
As of March 31, 2026
Fixed maturities	$7,878
Short-term investments	363
Cash	54
Less: Derivative collateral	12
Total	$8,283
Employee Benefits operations invested assets also include $27 in equity securities, $1.6 billion in mortgage loans and $1.2 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of March 31, 2026 were $38.6 billion and net of reinsurance and other recoverables were $32.0 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, in the Company's 2025 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of March 31, 2026 were $8.8 billion and net of reinsurance were $8.5 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2025 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of March 31, 2026 were $354 and net of reinsurance were $140. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
Hartford Funds
Hartford Funds' principal sources of operating funds are fees earned from basis points on AUM with uses primarily for payments to subadvisors and other general operating expenses. As of March 31, 2026, Hartford Funds cash and short-term investments were $382.
Purchase and Other Obligations
The Hartford’s unfunded commitments to purchase investments in limited partnerships and other alternative investments, mortgage loans, private debt and equity securities, as well as tax credits are disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report. It is anticipated that these unfunded commitments will be funded through the Company’s normal operating and investing activities.
In the normal course of business, the Company enters into contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology. The Company’s operating lease commitments are disclosed in Note 20 - Leases of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report. It is anticipated that these purchase commitments and operating lease obligations will be funded through the Company’s normal operating and investing activities.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capitalization

Capital Structure
	March 31, 2026	December 31, 2025	Change
Long-term debt	$4,372	$4,371	—%
Total debt	4,372	4,371	—%
Common stockholders' equity excluding AOCI, net of tax	20,971	20,702	1%
Preferred stock	334	334	—%
AOCI, net of tax	(2,416)	(2,057)	(17)%
Total stockholders’ equity	$18,889	$18,979	—%
Total capitalization	$23,261	$23,350	—%
Debt to stockholders’ equity	23%	23%
Debt to capitalization	19%	19%
Total capitalization decreased $89 as of March 31, 2026 compared to December 31, 2025 primarily due to share repurchases and an increase in net unrealized losses on fixed maturities, AFS partially offset by net income in excess of common stockholder dividends in the period.
For additional information on AOCI, net of tax, including net unrealized gain (losses) from securities, see Note 15 - Changes
In and Reclassifications From Accumulated Other Comprehensive Income (Loss) and Note 5 - Investments of Notes to Condensed Consolidated Financial Statements. For additional information on debt, see Note 13 - Debt of Notes to Consolidated Financial Statement in The Hartford's 2025 Form 10-K Annual Report.
Cash Flow

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$1,045	$985
Net cash used for investing activities	$(332)	$(401)
Net cash used for financing activities	$(663)	$(608)
Cash and restricted cash– end of period	$220	$216
Cash provided by operating activities increased in 2026 as compared to the prior year period primarily driven by an increase in P&C and Employee Benefits premiums received partially offset by higher operating expenses primarily related to increased staffing costs.
Cash used for investing activities decreased in 2026 due to more cash generated from operating activities partially offset by more cash used in financing activities.
Cash used for financing activities increased in 2026 as compared to the prior year period primarily driven by an increase in treasury stock acquired through share repurchases and an increase in dividends paid on common stock partially offset by a decrease in net return of shares under incentive and stock compensation plans.
Operating cash flows for the three months ended March 31, 2026 has been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk section in this MD&A and the Financial Risk on Statutory Capital section of the MD&A in the Company's 2025 Form 10-K Annual Report.

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
we must hold in order to maintain our current ratings. See Risk Factors disclosed in Item 1A of Part I of the Company's 2025 Form 10-K Annual Report.

Insurance Financial Strength Ratings as of April 22, 2026
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA-	A1
Navigators Insurance Company	A+	AA-	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc.:
Senior debt	a	A-	A3
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2026	$14,437	$2,674	$17,111
Statutory income	681	148	829
Dividends to parent	(662)	(226)	(888)
Other items	16	(5)	11
Net change to U.S. statutory capital	35	(83)	(48)
U.S statutory capital at March 31, 2026	$14,472	$2,591	$17,063
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
Legislative and Regulatory Developments
For a discussion regarding legislative and regulatory developments, see Part II, Item 7, MD&A - Capital Resources and Liquidity, Contingencies in the Company’s 2025 Form 10-K Annual Report.

Impact of New Accounting Standards
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2025 Form 10-K Annual Report.

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

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2026.
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
Item 1A.
Risk Factors
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, (collectively the "Company's Risk Factors" or individually, the "Company's Risk Factor"), which is incorporated herein by reference, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

Repurchases of common stock by the Company during the quarter ended March 31, 2026 are set forth below. During the period from April 1, 2026 to April 22, 2026, the Company repurchased 0.8 million common shares for $111.

Repurchases of Common Stock by the Issuer for the Three Months Ended March 31, 2026
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
				(in millions)
January 1, 2026 - January 31, 2026	1,111,473	$134.00	1,107,406	$1,401
February 1, 2026 - February 28, 2026	1,252,190	$142.67	1,038,889	$1,255
March 1, 2026 - March 31, 2026	1,434,293	$138.57	1,150,553	$1,098
Total	3,797,956	$138.58	3,296,848
[1]Includes 501,108 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $143.30 in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2026.
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
Item 5.
Other Information
The Rule 10b5-1 trading arrangement adopted by Beth A. Costello, Chief Financial Officer, on August 4, 2025 became fully exercised and therefore terminated on January 2, 2026.
The Rule 10b5-1 trading arrangement adopted by Christopher J. Swift, Chairman and Chief Executive Officer, on November 3,
2025 became fully exercised and therefore terminated on February 6, 2026.

Part II - Item 6. Exhibits
Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended March 31, 2026
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford Insurance Group, Inc. ("The Hartford"), as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	April 23, 2026	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)