Form 10-Q
period 2026-06-30
HARTFORD INSURANCE GROUP, INC.
filed 2026-07-23
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 22, 2026, there were outstanding 270,872,002 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of June 30, 2026, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
July 23, 2026

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions, except for per share data)	(Unaudited)
Revenues
Earned premiums	$6,279	$5,961	$12,424	$11,796
Fee income	86	86	173	172
Net investment income	800	658	1,534	1,310
Net realized gains (losses)	64	(19)	12	(68)
Other revenues	34	30	61	52
Total revenues	7,263	6,716	14,204	13,262
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	4,081	3,712	8,079	7,712
Amortization of deferred policy acquisition costs ("DAC")	669	625	1,325	1,232
Insurance operating costs and other expenses	1,215	1,138	2,443	2,285
Interest expense	50	50	100	100
Amortization of other intangible assets	17	17	35	35
Total benefits, losses and expenses	6,032	5,542	11,982	11,364
Income from continuing operations before income taxes	1,231	1,174	2,222	1,898
Income tax expense	251	236	438	376
Income from continuing operations, net of tax	980	938	1,784	1,522
Income from discontinued operations, net of tax	318	57	370	103
Net income	1,298	995	2,154	1,625
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	$1,293	$990	$2,144	$1,615
Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$3.57	$3.29	$6.45	$5.30
Diluted	$3.53	$3.24	$6.38	$5.22
Net income available to common stockholders per common share
Basic	$4.73	$3.49	$7.80	$5.66
Diluted	$4.68	$3.44	$7.71	$5.58

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)	(Unaudited)
Net income	$1,298	$995	$2,154	$1,625
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	69	208	(301)	510
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	—	1	—	1
Change in net gain (loss) on cash flow hedging instruments	(29)	(34)	(32)	(34)
Change in foreign currency translation adjustments	(1)	16	—	16
Change in liability for future policy benefits adjustments	(2)	(1)	2	(4)
Change in pension and other postretirement plan adjustments	8	6	17	13
OCI, net of tax	45	196	(314)	502
Comprehensive income	$1,343	$1,191	$1,840	$2,127
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(in millions, except for share and per share data)	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $47,036 and $46,871, and ACL of $16 and $16)	$45,824	$46,041
Fixed maturities, at fair value using the fair value option ("FVO Securities")	125	168
Equity securities, at fair value	560	422
Mortgage loans (net of ACL of $49 and $49)	7,262	6,837
Limited partnerships and other alternative investments	6,135	5,804
Other investments	227	218
Short-term investments	3,866	4,004
Total investments	63,999	63,494
Cash	125	122
Restricted cash	78	44
Accrued investment income	487	473
Premiums receivable and agents' balances (net of ACL of $160 and $142)	7,009	6,316
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $70 and $69)	7,037	7,191
Deferred policy acquisition costs	1,464	1,347
Deferred income taxes, net	1,207	937
Goodwill	1,639	1,639
Property and equipment, net	867	924
Other intangible assets, net	521	556
Other assets	2,649	2,122
Assets held for sale	901	864
Total assets	$87,983	$86,029
Liabilities
Unpaid losses and loss adjustment expenses	$47,146	$46,268
Reserve for future policy benefits	447	444
Other policyholder funds and benefits payable	606	612
Unearned premiums	10,836	10,053
Long-term debt	4,374	4,371
Other liabilities	4,761	5,126
Liabilities held for sale	180	176
Total liabilities	68,350	67,050
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at June 30, 2026 and December 31, 2025, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value —1,500,000,000 shares authorized, 326,960,228 shares issued at June 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	503	549
Retained earnings	26,553	24,739
Treasury stock, at cost 55,336,594 and 50,036,826 shares	(5,389)	(4,589)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(2,371)	(2,057)
Total stockholders’ equity	19,633	18,979
Total liabilities and stockholders’ equity	$87,983	$86,029
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions, except for share and per share data)	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	487	524	549	578
Issuance of shares under incentive and stock compensation plans and other	(6)	(19)	(150)	(149)
Stock-based compensation plans expense	22	22	104	98
Additional Paid-in Capital, end of period	503	527	503	527
Retained Earnings
Retained Earnings, beginning of period	25,424	22,007	24,739	21,531
Net income	1,298	995	2,154	1,625
Dividends declared on preferred stock	(5)	(5)	(10)	(10)
Dividends declared on common stock	(164)	(147)	(330)	(296)
Retained Earnings, end of period	26,553	22,850	26,553	22,850
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(4,943)	(3,444)	(4,589)	(3,113)
Treasury stock acquired	(454)	(404)	(909)	(808)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	11	38	184	178
Net shares acquired related to employee incentive and stock compensation plans	(3)	(2)	(75)	(69)
Treasury Stock, at cost, end of period	(5,389)	(3,812)	(5,389)	(3,812)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,416)	(2,580)	(2,057)	(2,886)
Total other comprehensive income (loss)	45	196	(314)	502
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(2,371)	(2,384)	(2,371)	(2,384)
Total Stockholders’ Equity	$19,633	$17,518	$19,633	$17,518

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	274,902	285,104	276,923	287,556
Treasury stock acquired	(3,366)	(3,240)	(6,663)	(6,755)
Issuance of shares under incentive and stock compensation plans and other	109	429	1,886	2,084
Return of shares under incentive and stock compensation plans to treasury stock	(21)	(18)	(522)	(610)
Common Shares Outstanding, at end of period	271,624	282,275	271,624	282,275
Cash dividends declared per common share	$0.600	$0.520	$1.200	$1.040
Cash dividends declared per preferred share	$375.00	$375.00	$750.00	$750.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025
Operating Activities	(Unaudited)
Net income	$2,154	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(17)	59
Amortization of deferred policy acquisition costs	1,325	1,232
Additions to deferred policy acquisition costs	(1,442)	(1,355)
Depreciation and amortization	219	186
Other operating activities, net	173	169
Change in assets and liabilities:
Decrease in reinsurance recoverables	153	32
Net change in accrued and deferred income taxes	(381)	(181)
Increase in insurance liabilities	1,657	1,784
Net change in premiums receivable and agents' balances	(749)	(752)
Net change in other assets and other liabilities	(858)	(523)
Net cash provided by operating activities	2,234	2,276
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	5,772	4,755
FVO securities	—	109
Equity securities, at fair value	11	125
Mortgage loans	747	733
Limited partnership and other alternative investments	137	115
Payments for the purchase of:
Fixed maturities, AFS	(5,714)	(6,090)
FVO securities	(1)	(8)
Equity securities, at fair value	(83)	(16)
Mortgage loans	(1,154)	(793)
Limited partnership and other alternative investments	(523)	(445)
Net payments for derivatives	(50)	(22)
Net disposals (additions) of property and equipment	84	(78)
Net proceeds from (payments for) short-term investments	(47)	524
Other investing activities, net	(62)	(53)
Net cash used for investing activities	(883)	(1,144)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	79	63
Withdrawals and other deductions from investment and universal life-type contracts	(83)	(57)
Net return of shares under incentive and stock compensation plans, including related excise tax benefit	(35)	(33)
Treasury stock acquired, including related excise tax paid	(916)	(815)
Dividends paid on preferred stock	(10)	(10)
Dividends paid on common stock	(332)	(299)
Net cash used for financing activities	(1,297)	(1,151)
Foreign exchange rate effect on cash	(10)	4
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	44	(15)
Less: Net increase (decrease) in cash classified within assets held for sale	(7)	—
Net increase (decrease) in cash and restricted cash	37	(15)
Cash and restricted cash – beginning of period	166	234
Cash and restricted cash– end of period	$203	$219
Supplemental Disclosure of Cash Flow Information
Interest paid	$101	$103
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Hartford Insurance Group, Inc. is a holding company for subsidiaries that primarily provide property and casualty insurance, and employee group benefits insurance and services, to individual and business customers in the United States as well as in the United Kingdom and other international locations (collectively, “The Hartford”, the “Company”, “we” or “our”).
On June 3, 2026, the Company entered into a definitive agreement to sell Hartford Funds Management Group, Inc. ("Hartford Funds"), a subsidiary of Hartford Holdings, Inc. For further discussion of this transaction, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Components are identified as discontinued operations if they are a major part of an entity's operations and financial results such as a separate major line of business or a separate major geographical area of operations. Hartford Funds has met the criteria for reporting as discontinued operations and is reported in the Corporate category until closing.
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
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period presentation. In particular, prior period results of operations associated with the Company's Hartford Funds business have been retrospectively reclassified to discontinued operations and assets and liabilities associated with the Hartford Funds business are classified as assets and liabilities held for sale within the Corporate category.

Table of Contents	Note 2 - Earnings Per Common Share
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2026	2025	2026	2025
Earnings
Income from continuing operations, net of tax	$980	$938	$1,784	$1,522
Income from discontinued operations, net of tax	318	57	370	103
Net income	$1,298	$995	$2,154	$1,625
Less: Preferred stock dividends	5	$5	10	$10
Net income available to common stockholders	$1,293	$990	$2,144	$1,615
Shares
Weighted average common shares outstanding, basic	273.3	283.7	274.7	285.1
Dilutive effect of stock-based awards under compensation plans	3.0	4.0	3.4	4.1
Weighted average common shares outstanding and dilutive potential common shares	276.3	287.7	278.1	289.2
Net income available to common stockholders per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$3.57	$3.29	$6.45	$5.30
Income from discontinued operations, net of tax, available to common stockholders	1.16	0.20	1.35	0.36
Net income available to common stockholders	$4.73	$3.49	$7.80	$5.66
Diluted
Income from continuing operations, net of tax, available to common stockholders	$3.53	$3.24	$6.38	$5.22
Income from discontinued operations, net of tax, available to common stockholders	$1.15	$0.20	$1.33	$0.36
Net income available to common stockholders	$4.68	$3.44	$7.71	$5.58

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
3. Segment Information
The Company currently conducts business principally in four reportable segments including Business Insurance, Personal Insurance, Property & Casualty ("P&C") Other Operations and Employee Benefits, as well as a Corporate category.
Beginning with the second quarter of 2026, Hartford Funds is no longer reported as a separate reportable segment and is included within the Corporate category.

Segment Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Business Insurance
Workers’ compensation	$933	$917	$1,854	$1,835
General liability	669	609	1,310	1,193
Marine	73	68	145	137
Package business	718	659	1,424	1,278
Commercial property	383	355	755	694
Professional liability	210	208	425	414
Bond	90	83	173	168
Assumed reinsurance	236	222	466	442
Commercial automobile	363	314	707	609
Business Insurance earned premium and fee income	3,675	3,435	7,259	6,770
Net investment income	556	449	1,061	886
Net realized gains (losses)	12	(20)	(7)	(44)
Other revenue [1]	1	1	1	2
Total Business Insurance	4,244	3,865	8,314	7,614
Personal Insurance
Personal automobile	592	634	1,190	1,258
Homeowners	320	305	637	588
Personal Insurance earned premium and fee income [2]	912	939	1,827	1,846
Net investment income	67	58	129	115
Net realized gains (losses)	4	(4)	—	(6)
Other revenue	25	24	47	44
Total Personal Insurance	1,008	1,017	2,003	1,999
P&C Other Operations
Net investment income	22	19	42	37
Net realized gains (losses)	1	(2)	—	(2)
Total P&C Other Operations	23	17	42	35
Employee Benefits
Group disability	980	899	1,907	1,799
Group life	652	644	1,313	1,294
Other	135	120	270	238
Employee Benefits premium and other considerations	1,767	1,663	3,490	3,331
Net investment income	137	118	268	244
Net realized gains (losses)	9	(16)	(2)	(20)
Total Employee Benefits	1,913	1,765	3,756	3,555
Total segment revenues	$7,188	$6,664	$14,115	$13,203
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For the three months ended June 30, 2026 and 2025, AARP members accounted for earned premiums of $798 and $841, respectively. For the six months ended June 30, 2026 and 2025, AARP members accounted for earned premiums of $1.60 billion and $1.66 billion

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Segment Expenses
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$2,134	$1,952	$4,178	$3,843
Current accident year catastrophe losses and LAE	129	114	300	394
Prior accident year development of losses and LAE	(52)	(146)	(22)	(229)
Amortization of DAC	590	546	1,167	1,077
Insurance operating costs	539	507	1,097	1,019
Amortization of other intangible assets	7	7	14	14
Dividends to policyholders	12	11	24	21
Total Business Insurance	3,359	2,991	6,758	6,139
Personal Insurance
Current accident year losses and LAE before catastrophes	543	585	1,069	1,148
Current accident year catastrophe losses and LAE	93	98	152	285
Prior accident year development of losses and LAE	(59)	(41)	(94)	(80)
Amortization of DAC	70	70	141	138
Insurance operating costs	175	172	355	354
Amortization of other intangible assets	—	—	1	1
Total Personal Insurance	822	884	1,624	1,846
P&C Other Operations
Prior accident year development of losses and LAE	—	—	(36)	—
Insurance operating costs	2	2	4	4
Total P&C Other Operations	2	2	(32)	4
Employee Benefits
Group disability losses	741	617	1,415	1,238
Group life losses	484	478	972	997
Group losses - other	66	55	142	114
Amortization of DAC	9	9	17	17
Insurance operating costs and other expenses	417	407	856	813
Amortization of other intangible assets	10	10	20	20
Total Employee Benefits	1,727	1,576	3,422	3,199
Total significant segment expenses	$5,910	$5,453	$11,772	$11,188

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended June 30, 2026
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,675	$912	$—	$1,767	$6,354	$11	$6,365
Net investment income	556	67	22	137	782	18	800
Net realized gains	12	4	1	9	26	38	64
Other revenue [1]	1	25	—	—	26	8	34
Total Revenues	4,244	1,008	23	1,913	7,188	75	7,263
Significant segment expenses	3,359	822	2	1,727	5,910		5,910
Other segment expenses (income) [2]	2	23	—	—	25		25
Corporate expenses						97	97
Income tax expense (benefit)	179	33	4	39	255	(4)	251
Income (loss) from continuing operations, net of tax	704	130	17	147	998	(18)	980
Income from discontinued operations, net of tax						318	318
Net income	$704	$130	$17	$147	$998	$300	$1,298

Other segment disclosures:
Amortization of DAC	$590	$70	$—	$9	$669	$—	$669
Amortization of other intangibles	$7	$—	$—	$10	$17	$—	$17

Segment/Category Summary For the Six Months Ended June 30, 2026
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$7,259	$1,827	$—	$3,490	$12,576	$21	$12,597
Net investment income	1,061	129	42	268	1,500	34	1,534
Net realized (gains) losses	(7)	—	—	(2)	(9)	21	12
Other revenue [1]	1	47	—	—	48	13	61
Total Revenues	8,314	2,003	42	3,756	14,115	89	14,204
Significant segment expenses	6,758	1,624	(32)	3,422	11,772		11,772
Other segment expenses (income) [2]	1	42	—	—	43		43
Corporate expenses						167	167
Income tax expense (benefit)	315	68	15	69	467	(29)	438
Income (loss) from continuing operations, net of tax	1,240	269	59	265	1,833	(49)	1,784
Income from discontinued operations, net of tax						370	370
Net income	$1,240	$269	$59	$265	$1,833	$321	$2,154

Other segment disclosures:
Amortization of DAC	$1,167	$141	$—	$17	$1,325	$—	$1,325
Amortization of other intangibles	$14	$1	$—	$20	$35	$—	$35

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended June 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,435	$939	$—	$1,663	$6,037	$10	$6,047
Net investment income	449	58	19	118	644	14	658
Net realized gains (losses)	(20)	(4)	(2)	(16)	(42)	23	(19)
Other revenue [1]	1	24	—	—	25	5	30
Total Revenues	3,865	1,017	17	1,765	6,664	52	6,716
Significant segment expenses	2,991	884	2	1,576	5,453		5,453
Other segment expenses [2]	2	19	—	—	21		21
Corporate expenses						68	68
Income tax expense (benefit)	176	23	2	39	240	(4)	236
Income (loss) from continuing operations, net of tax	696	91	13	150	950	(12)	938
Income from discontinued operations, net of tax						57	57
Net income	$696	$91	$13	$150	$950	$45	$995

Other segment disclosures:
Amortization of DAC	$546	$70	$—	$9	$625	$—	$625
Amortization of other intangibles	$7	$—	$—	$10	$17	$—	$17

Segment/Category Summary For the Six Months Ended June 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$6,770	$1,846	$—	$3,331	$11,947	$21	$11,968
Net investment income	886	115	37	244	1,282	28	1,310
Net realized gains (losses)	(44)	(6)	(2)	(20)	(72)	4	(68)
Other revenue [1]	2	44	—	—	46	6	52
Total Revenues	7,614	1,999	35	3,555	13,203	59	13,262
Significant segment expenses	6,139	1,846	4	3,199	11,188		11,188
Other segment expenses [2]	4	34	—	—	38		38
Corporate expenses						138	138
Income tax expense (benefit)	298	23	5	73	399	(23)	376
Income (loss) from continuing operations, net of tax	1,173	96	26	283	1,578	(56)	1,522
Income from discontinued operations, net of tax						103	103
Net income	$1,173	$96	$26	$283	$1,578	$47	$1,625

Other segment disclosures:
Amortization of DAC	$1,077	$138	$—	$17	$1,232	$—	$1,232
Amortization of other intangibles	$14	$1	$—	$20	$35	$—	$35
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

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	June 30, 2026	December 31, 2025
Business Insurance	$59,398	$57,468
Personal Insurance	6,067	6,445
Property & Casualty Other Operations	4,339	4,354
Employee Benefits	13,261	13,564
Total Reportable Segments	83,065	81,831
Corporate	4,918	4,198
Total assets	$87,983	$86,029

Non-Insurance Revenue from Contracts with Customers
		Three Months Ended June 30,		Six Months Ended June 30,
	Revenue Line Item	2026	2025	2026	2025
Business Insurance
Installment billing fees	Fee income	$12	$11	$24	$22
Personal Insurance
Installment billing fees	Fee income	7	8	15	16
Insurance servicing revenues	Other revenues	25	24	47	44
Employee Benefits
Administrative services	Fee income	56	57	113	113
Corporate
Investment management and other fees	Fee income	11	10	21	21
Total non-insurance revenues with customers		$111	$110	$220	$216
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,783	$—	$4,608	$175
Collateralized loan obligations ("CLOs")	3,360	—	3,160	200
Commercial mortgage-backed securities ("CMBS")	1,822	—	1,725	97
Corporate	23,868	—	20,952	2,916
Foreign government/government agencies	454	—	454	—
Municipal	4,105	—	4,105	—
Residential mortgage-backed securities ("RMBS")	5,787	—	5,772	15
U.S. Treasuries	1,645	489	1,156	—
Total fixed maturities, AFS	45,824	489	41,932	3,403
FVO securities	125	—	—	125
Equity securities, at fair value [1]	560	430	6	124
Derivative assets
Credit derivatives	(14)	—	(14)	—
Foreign exchange derivatives	11	—	11	—
Total derivative assets [2]	(3)	—	(3)	—
Short-term investments	3,866	245	2,912	709
Total assets accounted for at fair value on a recurring basis [3]	$50,372	$1,164	$44,847	$4,361
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$14	$—	$14	$—
Foreign exchange derivatives	6	—	6	—
Interest rate derivatives	(10)	—	(10)	—
Total derivative liabilities [4]	10	—	10	—
Total liabilities accounted for at fair value on a recurring basis	$10	$—	$10	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$4,663	$—	$4,496	$167
CLOs	3,316	—	3,099	217
CMBS	2,328	—	2,213	115
Corporate	23,076	—	20,210	2,866
Foreign government/government agencies	447	—	447	—
Municipal	4,652	—	4,652	—
RMBS	6,178	—	6,171	7
U.S. Treasuries	1,381	164	1,217	—
Total fixed maturities, AFS	46,041	164	42,505	3,372
FVO securities	168	—	—	168
Equity securities, at fair value [1]	422	311	5	106
Derivative assets
Foreign exchange derivatives	20	—	20	—
Total derivative assets [2]	20	—	20	—
Short-term investments	4,004	491	3,131	382
Total assets accounted for at fair value on a recurring basis [3]	$50,655	$966	$45,661	$4,028
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(17)	$—	$(17)	$—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [4]	(20)	—	(20)	—
Total liabilities accounted for at fair value on a recurring basis	$(20)	$—	$(20)	$—
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
[3]Excludes Level 1 assets of $168 and $179 and Level 2 assets of $256 and $240, respectively, that were reclassified to assets held-for-sale as of June 30, 2026 and December 31, 2025.
[4]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
The Company has overseas deposits included in other investments of $84 and $87 as of June 30, 2026 and December 31, 2025, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
•Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market-based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3. As of June 30, 2026 and December 31, 2025, no significant adjustments were made by the Company to broker prices received.
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
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable • Private company financials
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input		Minimum		Maximum		Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2026
ABS	$175	Discounted cash flows	Spread		488 bps		902 bps		590 bps	Decrease
CLOs	$200	Discounted cash flows	Spread		279 bps		1,007 bps		551 bps	Decrease
CMBS [3]	$96	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		270 bps		1,270 bps		435 bps	Decrease
Corporate [4]	$2,796	Discounted cash flows	Spread		97 bps		1,041 bps		283 bps	Decrease
RMBS	$15	Discounted cash flows	Spread [6]		88 bps		184 bps		101 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		1%		5%		2%	Decrease
			Loss severity [6]		35%		55%		48%	Decrease
Equity Securities	$82	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	16	Discounted cash flows	Spread		1,381 bps		1,381 bps		1,381 bps	Decrease
Short-term investments	$709	Discounted cash flows	Spread		164 bps		238 bps		174 bps	Decrease

As of December 31, 2025
ABS	$167	Discounted cash flows	Spread		434 bps		843 bps		530 bps	Decrease
CLOs	$217	Discounted cash flows	Spread		270 bps		1,021 bps		544 bps	Decrease
CMBS [3]	$115	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		245 bps		1,000 bps		397 bps	Decrease
Corporate [4]	$2,765	Discounted cash flows	Spread		88 bps		811 bps		289 bps	Decrease
RMBS	$7	Discounted cash flows	Spread [6]		88 bps		551 bps		172 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		1%		5%		2%	Decrease
			Loss severity [6]		37%		80%		50%	Decrease
Equity Securities	$56	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	$14	Discounted cash flows	Spread	1,370	bps	1,370	bps	1,370	bps	Decrease
Short-term investments	$382	Discounted cash flows	Spread		164 bps		186 bps		177 bps	Decrease
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
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. As of June 30, 2026 and December 31, 2025, the fair values of the Company's level 3 derivatives were less than $1 for both periods.

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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2026
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2026	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2026
Assets
Fixed maturities, AFS
ABS	$163	$—	$(1)	$18	$(5)	$—	$—	$—	$175
CLOs	233	—	—	75	—	—	—	(108)	200
CMBS	116	(7)	5	—	(12)	(7)	2	—	97
Corporate	2,694	—	2	372	(124)	(5)	—	(23)	2,916
RMBS	5	—	—	11	(1)	—	—	—	15
Total fixed maturities, AFS	3,211	(7)	6	476	(142)	(12)	2	(131)	3,403
FVO securities	130	(3)	—	—	(2)	—	—	—	125
Equity securities, at fair value	123	(1)	—	12	—	—	—	(10)	124
Short-term investments	688	—	—	626	(518)	(87)	—	—	709
Total Assets	$4,152	$(11)	$6	$1,114	$(662)	$(99)	$2	$(141)	$4,361

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2026
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2026	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of June 30, 2026
Assets
Fixed maturities, AFS
ABS	$167	$—	$(3)	$30	$(8)	$—	$—	$(11)	$175
CLOs	217	—	(1)	182	—	—	—	(198)	200
CMBS	115	(7)	4	—	(12)	(7)	4	—	97
Corporate	2,866	—	(33)	469	(355)	(8)	—	(23)	2,916
RMBS	7	—	—	11	(3)	—	—	—	15
Total fixed maturities, AFS	3,372	(7)	(33)	692	(378)	(15)	4	(232)	3,403
FVO securities	168	(37)	—	1	(7)	—	—	—	125
Equity securities, at fair value	106	(2)	—	30	—	—	—	(10)	124
Short-term investments	382	—	(1)	1,061	(559)	(174)	—	—	709
Total Assets	$4,028	$(46)	$(34)	$1,784	$(944)	$(189)	$4	$(242)	$4,361

Table of Contents	Note 4 - Fair Value Measurements
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$(1)	$—	$—	$—	$(3)	$1
CLOs	—	—	—	—	$—	$—	$(1)	$—
CMBS	—	—	1	1	—	—	—	3
Corporate	—	—	2	45	—	3	(33)	58
Total fixed maturities, AFS	—	—	2	46	—	3	(37)	62
FVO securities	(3)	(13)	—	—	(37)	(17)	—	—
Equity securities, at fair value	(1)	—	—	—	(2)	—	—	—
Total Assets	$(4)	$(13)	$2	$46	$(39)	$(14)	$(37)	$62
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
As of June 30, 2026 and December 31, 2025, the fair value of assets using the fair value option was $125 and $168, respectively. For the three and six months ended June 30, 2026, net realized losses related to the change in fair value of assets using the fair value option were $3 and $37, respectively. For the three and six months ended June 30, 2025, net realized losses related to the change in fair value of assets using the fair value option were $13 and $17, respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	June 30, 2026			December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$7,262	$6,993	Level 3	$6,837	$6,607
Liabilities
Other policyholder funds and benefits payable	Level 3	$606	$606	Level 3	$612	$613
Senior notes [2]	Level 2	$3,875	$3,468	Level 2	$3,872	$3,528
Junior subordinated debentures [2]	Level 2	$499	$491	Level 2	$499	$473
[1]As of both June 30, 2026 and December 31, 2025, the carrying amount of mortgage loans is net of ACL of $49.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
5. Investments

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2026	2025	2026	2025
Gross gains on sales of fixed maturities	$10	$19	$28	$32
Gross losses on sales of fixed maturities	(36)	(45)	(66)	(70)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	2	1	4	1
Change in net unrealized gains (losses) of equity securities	119	26	100	14
Net realized and unrealized gains (losses) on equity securities	121	27	104	15
Net credit losses on fixed maturities, AFS	—	—	—	2
Change in ACL on mortgage loans	—	—	—	—
Other, net [2]	(31)	(20)	(54)	(47)
Net realized gains (losses)	$64	$(19)	$12	$(68)
[1]The change in net unrealized gains on equity securities still held as of June 30, 2026, and included in net realized gains were $121 and $104 for the three and six months ended June 30, 2026, respectively. The change in net unrealized gains on equity securities still held as of June 30, 2025, and included in net realized gains were $27 and $14 for the three and six months ended June 30, 2025, respectively.
[2]For the three and six months ended June 30, 2026, includes losses from transactional foreign currency revaluation of $6 and $3, respectively, and losses on non-qualifying derivatives of $13 and $5 , respectively. For the three and six months ended June 30, 2025, includes losses from transactional foreign currency revaluation of $8 and $18, respectively, and losses on non-qualifying derivatives of $11 and $11 respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.6 billion and $3.0 billion for the three and six months ended June 30, 2026, respectively, and $1.7 billion and $2.7 billion for the three and six months ended June 30, 2025. Non-cash investing activities for both the three and six months ended June 30, 2026, included $264 related to a reclass from short term to fixed maturities driven by an extension. There were no non-cash investing activities for both the three and six months ended June 30, 2025.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of June 30, 2026 and December 31, 2025, the Company reported accrued investment income related to fixed maturities, AFS of $448 and $439, respectively, and accrued investment income related to mortgage loans of $27 and $25, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended June 30,
	2026			2025
(Before tax)	CLOs	CMBS	Total	CMBS	Total
Balance as of beginning of period	$2	$14	$16	$14	$14
Credit losses on fixed maturities where an allowance was not previously recorded	—	—	—	—	—
Balance as of end of period	$2	$14	$16	$14	$14

ACL on Fixed Maturities, AFS by Type
	Six Months Ended June 30,
	2026			2025
(Before tax)	CLOs	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$2	$14	$16	$3	$13	$16
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	(3)	1	(2)
Balance as of end of period	$2	$14	$16	$—	$14	$14
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	June 30, 2026					December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,794	$—	$19	$(30)	$4,783	$4,628	$—	$51	$(16)	$4,663
CLOs	3,360	(2)	5	(3)	3,360	3,310	(2)	9	(1)	3,316
CMBS	1,956	(14)	21	(141)	1,822	2,468	(14)	24	(150)	2,328
Corporate	24,401	—	200	(733)	23,868	23,305	—	375	(604)	23,076
Foreign govt./govt. agencies	453	—	6	(5)	454	440	—	9	(2)	447
Municipal	4,253	—	75	(223)	4,105	4,831	—	89	(268)	4,652
RMBS	6,028	—	22	(263)	5,787	6,372	—	50	(244)	6,178
U.S. Treasuries	1,791	—	1	(147)	1,645	1,517	—	3	(139)	1,381
Total fixed maturities, AFS	$47,036	$(16)	$349	$(1,545)	$45,824	$46,871	$(16)	$610	$(1,424)	$46,041

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fixed Maturities, AFS, by Contractual Maturity Year
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,245	$1,239	$1,174	$1,179
Over one year through five years	10,266	10,222	9,725	9,791
Over five years through ten years	8,930	8,803	9,046	9,055
Over ten years	10,457	9,808	10,148	9,531
Subtotal	30,898	30,072	30,093	29,556
Mortgage-backed and asset-backed securities	16,138	15,752	16,778	16,485
Total fixed maturities, AFS	$47,036	$45,824	$46,871	$46,041
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of June 30, 2026 or December 31, 2025 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$1,763	$(17)	$202	$(13)	$1,965	$(30)
CLOs	649	(3)	—	—	649	(3)
CMBS	86	—	1,412	(141)	1,498	(141)
Corporate	6,936	(110)	6,347	(623)	13,283	(733)
Foreign govt./govt. agencies	186	(2)	23	(3)	209	(5)
Municipal	703	(12)	1,842	(211)	2,545	(223)
RMBS	1,864	(20)	1,993	(243)	3,857	(263)
U.S. Treasuries	980	(10)	595	(137)	1,575	(147)
Total fixed maturities, AFS in an unrealized loss position	$13,167	$(174)	$12,414	$(1,371)	$25,581	$(1,545)

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$405	$(2)	$339	$(14)	$744	$(16)
CLOs	496	(1)	—	—	496	(1)
CMBS	119	(3)	1,852	(147)	1,971	(150)
Corporate	2,372	(34)	7,089	(570)	9,461	(604)
Foreign govt./govt. agencies	39	—	38	(2)	77	(2)
Municipal	407	(7)	2,286	(261)	2,693	(268)
RMBS	256	(1)	2,626	(243)	2,882	(244)
U.S. Treasuries	592	(11)	563	(128)	1,155	(139)
Total fixed maturities, AFS in an unrealized loss position	$4,686	$(59)	$14,793	$(1,365)	$19,479	$(1,424)
As of June 30, 2026, fixed maturities, AFS in an unrealized loss position consisted of 3,266 instruments and were primarily depressed due to higher interest rates and/or wider credit spreads since the purchase date. As of June 30, 2026, 95% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the six months ended June 30, 2026, was primarily attributable to higher interest rates.
Most of the fixed maturities depressed for twelve months or more relate to the corporate sector, RMBS, and municipal bonds, which were primarily depressed because current rates are higher and/or market spreads are wider than at the respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the fixed maturities outlined in the preceding discussion. The decision to record credit losses on fixed maturities, AFS in the form of an ACL requires us to make qualitative and quantitative estimates of expected future cash flows.
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
There were no mortgage loans held-for-sale as of June 30, 2026 or December 31, 2025. For the three and six months ended June 30, 2026 and 2025, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ACL as of beginning of period	$49	$43	$49	$44
Current period gross write-offs	—	—	—	(1)
ACL as of June 30,	$49	$43	$49	$43
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 56% as of June 30, 2026, while the weighted-average LTV ratio at origination of these loans was 58%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of June 30, 2026
	2026		2025		2024		2023		2022		2021 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$28	1.37x	$—	—x	$—	—x	$160	1.58x	$188	1.54x
65% - 80%	—	—x	39	1.05x	49	0.95x	16	1.00x	95	1.63x	764	2.33x	963	2.11x
Less than 65%	682	1.77x	1,192	1.74x	607	1.55x	315	1.36x	612	3.03x	2,752	2.81x	6,160	2.31x
Total mortgage loans	$682	1.77x	$1,231	1.72x	$684	1.37x	$331	1.34x	$707	2.84x	$3,676	2.66x	$7,311	2.27x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$—	—x	$—	—x	$—	—x	$36	0.98x	$164	1.39x	$230	1.38x
65% - 80%	56	1.53x	76	1.03x	23	0.83x	95	1.65x	444	2.72x	315	1.96x	1,009	2.14x
Less than 65%	1,123	1.80x	535	1.57x	401	1.40x	645	2.93x	993	3.10x	1,950	2.75x	5,647	2.44x
Total mortgage loans	$1,209	1.79x	$611	1.50x	$424	1.37x	$740	2.77x	$1,473	2.93x	$2,429	2.56x	$6,886	2.36x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans by Region
	June 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$459	6.3%	$401	5.8%
Middle Atlantic	275	3.8%	275	4.0%
Mountain	892	12.2%	903	13.1%
New England	328	4.5%	351	5.1%
Pacific	1,424	19.4%	1,417	20.6%
South Atlantic	2,158	29.5%	2,005	29.1%
West North Central	129	1.8%	128	1.9%
West South Central	759	10.4%	720	10.4%
Other [1]	887	12.1%	686	10.0%
Total mortgage loans	7,311	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,262		$6,837
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$3,660	50.1%	$3,208	46.6%
Multifamily	2,207	30.2%	2,209	32.1%
Office	373	5.1%	399	5.8%
Retail [1]	991	13.5%	992	14.4%
Single Family	80	1.1%	78	1.1%
Total mortgage loans	7,311	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,262		$6,837
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of June 30, 2026, the Company held one commercial mortgage loan that was 60 days past due, with an amortized cost of $8 and an ACL of $4. The loan is on non-accrual status and is not accruing interest income. As of December 31, 2025, the Company held no mortgage loans considered past due.
Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of June 30, 2026, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.7 billion, of which $4.8 billion was serviced on behalf of third parties and $5.9 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company serviced mortgage loans with a total outstanding principal balance of $10.4 billion, of which $4.8 billion was serviced on behalf of third parties and $5.6 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of June 30, 2026 and December 31, 2025, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of June 30, 2026 and December 31, 2025, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2026 and December 31, 2025 was limited to the total carrying value of $4.3 billion and $4.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity method of accounting. As of June 30, 2026 and December 31, 2025, the Company has outstanding commitments totaling $2.8 billion and $2.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These

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
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company recognized amortization of $7 and $13, respectively, and related tax benefits of $10 and $19. For the three and six months ended June 30, 2025, the Company recognized amortization of $4 and $8, respectively, and related tax benefits of $7 and $13, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $166 and $121 as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company has outstanding commitments related to affordable housing projects of $199 and $259, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of June 30, 2026 and December 31, 2025, the Company reported $287 and $87, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase securities.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,527	$2,558
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,167	1,178
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	9	23
Other investments	84	87
Total Other Restricted Investments	$3,787	$3,846

Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of June 30, 2026 and December 31, 2025, the notional amount of interest rate swaps in offsetting relationships was $333 for both periods.
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2026	Dec. 31, 2025	Jun 30, 2026	Dec. 31, 2025	Jun 30, 2026	Dec. 31, 2025	Jun 30, 2026	Dec. 31, 2025
Cash flow hedges
Interest rate swaps	$6,250	$3,775	$(4)	$(1)	$—	$—	$(4)	$(1)
Foreign currency swaps	588	588	17	3	41	33	(24)	(30)
Total cash flow hedges	6,838	4,363	13	2	41	33	(28)	(31)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	1,793	333	(6)	(2)	—	—	(6)	(2)
Foreign exchange contracts
Foreign currency swaps	588	588	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	977	985	—	—	23	27	(23)	(27)
Total non-qualifying strategies	3,358	1,906	(6)	(2)	23	27	(29)	(29)
Total cash flow hedges and non-qualifying strategies	$10,196	$6,269	$7	$—	$64	$60	$(57)	$(60)
Balance Sheet Location
Fixed maturities, AFS	$588	$588	$—	$—	$—	$—	$—	$—
Other investments	1,162	1,695	(3)	20	20	55	(23)	(35)
Other liabilities	8,446	3,986	10	(20)	44	5	(34)	(25)
Total derivatives	$10,196	$6,269	$7	$—	$64	$60	$(57)	$(60)
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of June 30, 2026
Other investments	$64	$54	$(3)	$13	$10	$—
Other liabilities	$(57)	$(33)	$10	$(34)	$(24)	$—

As of December 31, 2025
Other investments	$60	$58	$20	$(18)	$1	$1
Other liabilities	$(60)	$(38)	$(20)	$(2)	$(21)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(34)	$3	$(52)	$13
Foreign currency swaps	1	(43)	19	(49)
Total	$(33)	$(40)	$(33)	$(36)

Gains (Losses) Reclassified from AOCI into Income
	Three months ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$—	$2	$(2)	$3	$(1)	$4	$(4)	$6
Foreign currency swaps	2	—	2	—	5	—	5	—
Total	$2	$2	$—	$3	$4	$4	$1	$6

Total amounts presented on the Condensed Consolidated Statement of Operations	$800	$50	$658	$50	$1,534	$100	$1,310	$100

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
As of June 30, 2026, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $2. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and six months ended June 30, 2026 and 2025, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate contracts
Interest rate swaps and futures	$(13)	$(1)	$(5)	$(2)
Equity contracts
Equity index options	—	(10)	—	(9)
Total [1]	$(13)	$(11)	$(5)	$(11)
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of June 30, 2026
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	2 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	388	22	2 years	Corporate Credit	BB-	388	(22)
Below investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	B-	1	—
Total [5]	$489	$22				$489	$(22)
As of December 31, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	27	2 years	Corporate Credit	B+	392	(27)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	B-	1	1
Total [5]	$493	$27				$493	$(27)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2026 and December 31, 2025, the Company has pledged cash collateral associated with derivative instruments of $23 and $27, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of June 30, 2026 and December 31, 2025, the Company pledged securities collateral associated with derivative instruments with a fair value of $15 and $22, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of June 30, 2026 and December 31, 2025, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $9 and $7, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2026 and December 31, 2025, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $257 and $98, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2026 and December 31, 2025, the Company accepted cash collateral associated with derivative instruments of $49 and $50, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral, as of June 30, 2026 and December 31, 2025, with a fair value of $10 and $2, respectively, which the Company has the right to repledge or sell. As of June 30, 2026 and December 31, 2025, the Company had no repledged securities. In addition, as of June 30, 2026 and December 31, 2025, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company's Condensed Consolidated Balance Sheets.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of June 30, 2026	As of December 31, 2025
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,674	$5,948
Receivables for loss sensitive business, by credit quality:
AA	96	98
A	73	76
BBB	194	206
BB	90	89
Below BB	42	41
Total receivables for loss sensitive business	495	510

Total Premiums Receivable and Agents' Balances, Gross	7,169	6,458
ACL	(160)	(142)
Total Premiums Receivable and Agents' Balances, Net of ACL	$7,009	$6,316
ACL on Premiums Receivable and Agents' Balances
There have been no material changes to the ACL on premiums receivable and agents' balances in the three and six months ended June 30, 2026 and 2025. For further information regarding the Company's determination of premium receivable ACL, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	June 30, 2026			June 30, 2025
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$131	$22	$153	$105	$21	$126
Current period provision	23	1	24	24	1	25
Current period write-offs	(18)	—	(18)	(18)	—	(18)
Current period recoveries	1	—	1	2	—	2
Ending ACL	$137	$23	$160	$113	$22	$135

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Six Months Ended
	June 30, 2026			June 30, 2025
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$120	$22	$142	$97	$20	$117
Current period provision	52	2	54	47	2	49
Current period write-offs	(37)	(1)	(38)	(35)	—	(35)
Current period recoveries	2	—	2	4	—	4
Ending ACL	$137	$23	$160	$113	$22	$135

Table of Contents	Note 8 - Reinsurance
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
8. Reinsurance
Reinsurance Recoverables

Reinsurance Recoverables by Credit Quality Indicator
	As of June 30, 2026				As of December 31, 2025
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$2,118	$—	$—	$2,118	$2,161	$—	$—	$2,161
A+	2,243	301	210	2,754	2,292	286	213	2,791
A	719	1	—	720	764	1	—	765
A-	588	3	—	591	603	3	2	608
B++	2	—	2	4	2	—	—	2
Below B++	21	—	—	21	21	—	—	21
Total Rated by A.M. Best	5,691	305	212	6,208	5,843	290	215	6,348
Mandatory (Assigned) and Voluntary Risk Pools	195	—	—	195	204	—	—	204
Captives	483	—	—	483	465	—	—	465
Other not rated companies	215	6	—	221	238	5	—	243
Gross Reinsurance Recoverables	6,584	311	212	7,107	6,750	295	215	7,260
Allowance for uncollectible reinsurance	(67)	(1)	(2)	(70)	(66)	(1)	(2)	(69)
Net Reinsurance Recoverables	$6,517	$310	$210	$7,037	$6,684	$294	$213	$7,191

Allowance for Uncollectible Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
P&C beginning allowance for uncollectible reinsurance	$68	$72	$66	$72
Beginning allowance for disputed amounts	46	52	42	48
P&C beginning ACL	22	20	24	24
Current period provision (release)	1	1	(1)	(3)
Current period gross write-offs	—	—	—	—
P&C ending ACL	23	21	23	21
Ending allowance for disputed amounts	44	51	44	51
P&C ending allowance for uncollectible reinsurance	67	72	67	72
Employee Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$70	$75	$70	$75
There have been no material changes to the allowance for uncollectible reinsurance in the three and six months ended June 30, 2026 and 2025. For further information regarding the Company's determination of reinsurance recoverables and reinsurance allowance for uncollectible reinsurance, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$38,155	$36,404
Reinsurance and other recoverables	6,723	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	31,432	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year	5,699	5,670
Prior accident year development [1]	(152)	(309)
Total provision for unpaid losses and loss adjustment expenses	5,547	5,361
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	36	56
Payments
Current accident year	(1,065)	(1,175)
Prior accident years	(3,486)	(3,205)
Total payments	(4,551)	(4,380)
Foreign currency adjustment	(6)	39
Ending liabilities for unpaid losses and loss adjustment expenses, net	32,458	30,727
Reinsurance and other recoverables	6,523	6,631
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$38,981	$37,358
[1] Prior accident year development for the six months ended June 30, 2026 included a $36 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the asbestos and environmental adverse development cover ("A&E ADC"). Prior accident year development for the six months ended June 30, 2025 included a $56 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover (the "Navigators' ADC"). The Navigators' ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the adverse development cover ("ADC") reinsurance agreements, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the six months ended June 30,
	2026	2025
Workers’ compensation	$(110)	$(126)
Workers’ compensation discount accretion	23	23
General liability	116	—
Marine	4	—
Commercial property	(15)	(23)
Professional liability	(4)	(11)
Bond	(32)	(22)
Assumed reinsurance	5	—
Commercial automobile liability	26	—
Personal automobile liability	(39)	(22)
Homeowners	(29)	(31)
Catastrophes	(50)	(39)
Other reserve re-estimates, net	(11)	(2)
Prior accident year development before change in deferred gain	(116)	(253)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(36)	(56)
Total prior accident year development	$(152)	$(309)
[1]The change in deferred gain on retroactive reinsurance for the six months ended June 30, 2026 is comprised of a $36 benefit for amortization of the A&E ADC deferred gain. The change in deferred gain on retroactive reinsurance for the six months ended June 30, 2025 is comprised of a $56 benefit for amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreements, refer to "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the six months ended June 30, 2026
Workers’ compensation reserves were decreased within accident years 2017 to 2021, driven by lower than previously estimated claim severity in small business.
General liability reserves were increased for the three months ended March 31, 2026 to reflect legacy sexual molestation and sexual abuse exposures related to polices written in the 1970s and 1980s, which includes a provision for a settlement in principle in one bankruptcy proceeding involving a religious institution. In addition, reserves were increased for the three months ended June 30, 2026, primarily to reflect a higher frequency of large losses in excess casualty and umbrella lines across multiple accident years.
Commercial property reserves were decreased within accident years 2021 to 2025 as a result of lower than expected severity.
Bond reserves were decreased primarily due to favorable development on commercial and contract surety and fidelity bonds driven by accident years 2022 and prior.
Commercial automobile liability reserves were increased primarily due to adverse loss development within accident years 2023 and 2024, driven by higher severity than previously estimated.
Personal automobile liability reserves were decreased primarily within accident years 2021 to 2024 as a result of lower than expected severity and lower estimated allocated loss adjustment expenses.
Homeowners reserves were decreased primarily due to favorable severity impacting accident years 2023 to 2025.
Catastrophe reserves were decreased across Business Insurance and Personal Insurance, primarily within accident years 2021 to 2024, driven by lower than expected development on hail and hurricane claims.
Other reserve re-estimates, net, were decreased due to lower than expected severity on Personal Insurance automobile physical damage for accident year 2025, partially offset by unfavorable development from participation in involuntary market pools.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Change in Deferred Gain on Retroactive Reinsurance
The Company has two ADC reinsurance agreements with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., both accounted for as retroactive reinsurance. One agreement covered substantially all asbestos and environmental ("A&E") reserve development for accident years prior to 2016 up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years up to an aggregate limit of $300. The Company had previously ceded all available limits under the agreements. As such, no remaining limit was available under the A&E ADC as of December 31, 2025, and no remaining limit was available under the Navigators' ADC as of December 31, 2023.
During the three months ended March 31, 2026, the Company collected recoveries from NICO under the A&E ADC and, as a result, amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses. Subsequently during the first quarter of 2026, NICO suspended any further payment under the A&E ADC due to a dispute that is the subject of an arbitration proceeding. The timing of any resolution or outcome of the arbitration is not yet known and there may be impacts to the Company's cash flows or operating results as a result of the dispute. The deferred gain on the A&E ADC was $814 and $850, as of June 30, 2026 and December 31, 2025, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2025, the Company collected recoveries from NICO under the Navigators ADC and, as a result, amortized $24 and $56 of the deferred gain within benefits, losses and loss adjustment expenses. As of September 30, 2025, the deferred gain on the Navigators ADC had been fully amortized and the limit fully collected.
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the six months ended June 30,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,113	$8,206
Reinsurance recoverables	282	282
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,831	7,924
Provision for unpaid losses and loss adjustment expenses
Current incurral year	2,762	2,692
Prior year's discount accretion	112	105
Prior incurral year development [1]	(278)	(377)
Total provision for unpaid losses and loss adjustment expenses [2]	2,596	2,420
Payments
Current incurral year	(1,138)	(1,076)
Prior incurral years	(1,419)	(1,430)
Total payments	(2,557)	(2,506)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,870	7,838
Reinsurance recoverables	295	286
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,165	$8,124
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $93 and $88 for the six months ended June 30, 2026 and 2025, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.
Re-estimates of prior incurral years reserves for the six months ended June 30, 2026
Group disability - Prior period reserve estimates decreased by approximately $227 driven by favorable long-term disability claim recoveries and a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $55 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Re-estimates of prior incurral years reserves for the six months ended June 30, 2025
Group disability- Prior period reserve estimates decreased by approximately $307 driven by strong long-term disability claim recoveries, paid family medical leave incidence lower than prior assumptions, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $69 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the six months ended June 30,
	2026			2025
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$43			$45
Balance, ending of the period		$41			$43

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$123	$104	$165	$128	$106	$168
Beginning adjustment for changes in single-A rate	3	(15)	(24)	—	(15)	(33)
Beginning balance at original discount rate	120	119	189	128	121	201
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	2	1	(1)	(2)	3	(1)
Adjusted beginning balance	122	120	188	126	124	200
Issuances	—	4	12	—	—	—
Interest accrual and other	2	8	3	3	11	3
Benefit Payments	(6)	(19)	(10)	(6)	(16)	(12)
Ending balance at original discount rate	118	113	193	123	119	191
Ending adjustment for changes in single-A rate	1	(13)	(25)	1	(15)	(28)
Ending balance at single-A rate	$119	$100	$168	$124	$104	$163

Net reserve for future policy benefits	$119	$59	$168	$124	$61	$163
Weighted-average duration of the reserve for future policy benefits (years)	9.3	10.4	5.8	9.3	11.0	6.5

Net Reserve for Future Policy Benefits
	As of June 30,
	2026	2025
Payout Annuities	$119	$124
Life Conversions	59	61
Paid-up Life	168	163
Deferred Profit Liability	16	19
Other	85	76
Total	$447	$443

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of June 30,
	2026	2025
Payout Annuities [1]
Expected future benefit payments	$232	$242
Life Conversions
Expected future gross premiums	$96	$102
Expected future benefit payments	$180	$192
Paid-up Life [1]
Expected future benefit payments	$246	$249
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of June 30,
	2026	2025
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	5.5%	5.4%
Life Conversions
Interest accretion rate	4.3%	4.3%
Current discount rate	5.6%	5.6%
Paid-up Life
Interest accretion rate	3.0%	2.9%
Current discount rate	5.1%	5.0%
Gross premiums and interest accretion recognized on long-duration insurance policies for the six months ended June 30, 2026 and 2025 were immaterial.
11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $606 and $612 as of June 30, 2026 and 2025 respectively, included universal life long-duration contracts of $188 and $201 as well as policyholder balances related to short-duration contracts of $418 and $411. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the six months ended June 30,
	2026	2025
Balance, beginning of the period	$196	$206
Premiums Received	6	6
Policy Charges	(9)	(9)
Surrenders and Withdrawals	(4)	(3)
Benefit Payments	(6)	(3)
Interest Credited	5	4
Balance, end of the period	$188	$201
Weighted-average crediting rate	4.2%	4.3%
Net Amount at Risk [1]	$718	$791
Cash Surrender Value	$186	$199
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of June 30, 2026 and 2025, universal life contracts of $187 and $199, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

Table of Contents	Note 12 - Income Taxes
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
12. Income Taxes
The effective tax rate was 20.4% and 19.7% for the three and six months ended June 30, 2026 and 20.1% and 19.8% for the three and six months ended June 30, 2025, respectively. The effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to net excess tax benefits on stock-based compensation, tax credits and non-taxable net investment income.
The Company's effective tax rate is based on income from continuing operations. See Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on tax impacts from discontinued operations.

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
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage and benefits claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties related to sexual molestation and sexual abuse claims, and in the following discussion under the caption “Run-off Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
For its Run-off A&E claims, as of June 30, 2026, the Company reported $281 of net A&E reserves, net of the benefit of losses ceded to the A&E ADC with NICO. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity. For more information on the A&E ADC, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements and Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating organizations, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could, in certain instances, terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement.
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2026 was $47 for which the legal entities have posted collateral of $38 in the normal course of business. Based on derivative contractual terms as of June 30, 2026, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. Equity
Equity Repurchase Program
During the six months ended June 30, 2026 and 2025, the Company repurchased $900 (6.7 million shares) and $800 (6.8 million shares), respectively, of common stock under Board authorized share repurchase programs covering the applicable periods. As of June 30, 2026, the Company has $648 remaining for equity repurchases under the current $3.3 billion share repurchase program, which is effective until December 31, 2026. During the period July 1, 2026 through July 22, 2026, the Company repurchased $109 (0.8 million common shares) under this repurchase program.
In addition to the authorization covering the period from August 1, 2024 to December 31, 2026, the Board of Directors approved a share repurchase authorization for up to $4.2 billion effective from August 1, 2026 to December 31, 2028. The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2026
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,011)	$(3)	$13	$43	$28	$(1,486)	$(2,416)
OCI before reclassifications	62	—	(33)	(1)	(3)	—	25
Amounts reclassified from AOCI	26	—	(4)	—	—	10	32
OCI, before tax	88	—	(37)	(1)	(3)	10	57
Income tax benefit (expense)	(19)	—	8	—	1	(2)	(12)
OCI, net of tax	69	—	(29)	(1)	(2)	8	45
Ending balance	$(942)	$(3)	$(16)	$42	$26	$(1,478)	$(2,371)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2026
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(641)	$(3)	$16	$42	$24	$(1,495)	$(2,057)
OCI before reclassifications	(419)	—	(33)	—	3	1	(448)
Amounts reclassified from AOCI	38	—	(8)	—	—	21	51
OCI, before tax	(381)	—	(41)	—	3	22	(397)
Income tax benefit (expense)	80	—	9	—	(1)	(5)	83
OCI, net of tax	(301)	—	(32)	—	2	17	(314)
Ending balance	$(942)	$(3)	$(16)	$42	$26	$(1,478)	$(2,371)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(26)	$(38)	Net realized losses
	(26)	(38)	Total before tax
	(5)	(8)	Income tax expense
	$(21)	$(30)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$—	$(1)	Net investment income
Interest rate swaps	2	4	Interest expense
Foreign currency swaps	2	5	Net investment income
	4	8	Total before tax
	1	2	Income tax expense
	$3	$6	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(12)	(24)	Insurance operating costs and other expenses
	(10)	(21)	Total before tax
	(2)	(4)	Income tax expense
	$(8)	$(17)	Net income
Total amounts reclassified from AOCI	$(26)	$(41)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,237)	$(6)	$40	$29	$30	$(1,436)	$(2,580)
OCI before reclassifications	237	1	(40)	20	(1)	(1)	216
Amounts reclassified from AOCI	26	—	(3)	—	—	9	32
OCI, before tax	263	1	(43)	20	(1)	8	248
Income tax benefit (expense)	(55)	—	9	(4)	—	(2)	(52)
OCI, net of tax	208	1	(34)	16	(1)	6	196
Ending balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	610	1	(36)	20	(5)	—	590
Amounts reclassified from AOCI	36	—	(7)	—	—	16	45
OCI, before tax	646	1	(43)	20	(5)	16	635
Income tax benefit (expense)	(136)	—	9	(4)	1	(3)	(133)
OCI, net of tax	510	1	(34)	16	(4)	13	502
Ending balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(26)	$(36)	Net realized losses
	(26)	(36)	Total before tax
	(5)	(8)	Income tax expense
	$(21)	$(28)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(2)	$(4)	Net investment income
Interest rate swaps	3	6	Interest expense
Foreign currency swaps	2	5	Net investment income
	3	7	Total before tax
	—	1	Income tax expense
	$3	$6	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(19)	Insurance operating costs and other expenses
	(9)	(16)	Total before tax
	(2)	(3)	Income tax expense
	$(7)	$(13)	Net income
Total amounts reclassified from AOCI	$(25)	$(35)	Net income
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

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$1	$1	$1	$—	$—	$—	$—
Interest cost	40	43	80	87	2	1	3	3
Expected return on plan assets	(58)	(61)	(116)	(121)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	(1)	(3)	(3)
Amortization of actuarial loss	11	9	22	17	1	1	2	2
Net periodic cost (benefit)	$(7)	$(8)	$(13)	$(16)	$1	$1	$2	$2

Table of Contents	Note 17 - Discontinued Operations
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
17. Discontinued Operations
Sale of Hartford Funds Business
On June 3, 2026, the Company and Wellington Management ("Wellington") entered into a definitive agreement under which Wellington will acquire Hartford Funds Management Group, Inc. ("Hartford Funds"), a subsidiary of Hartford Holdings, Inc. This transaction represents an exit from the Company's mutual fund, exchange-traded funds and third-party life and annuity separate account asset management business. Under the terms of the agreement, Wellington will operate Hartford Funds and serve as investment advisor to all funds following closing.
Transaction consideration consists of $300 of cash payable at closing and contingent consideration in the form of quarterly payments representing 95% of after tax available cash generated by the combination of Hartford Funds’ business and Wellington’s business supporting Hartford Funds, including the sale of certain other Wellington-sponsored products in the U.S. wealth market, for an expected period of seven years following closing, which period may be shortened or extended based on specified performance thresholds. Beginning five years after closing, if the net present value ("NPV") of the quarterly cash flows, discounted at 11%, together with the upfront proceeds, equals or exceeds $2.1 billion, quarterly payment obligations will terminate. If, at the end of the initial seven-year period, the NPV of the quarterly cash flows, discounted at 11%, together with the upfront proceeds, is less than $1.5 billion, quarterly payments will continue until the earlier of the quarter in which the $1.5 billion threshold is met or the end of eight additional quarters.
During the term of the contingent consideration, the Company will retain certain limited protective and information rights designed to preserve the value of the contingent payments; however, such rights do not provide the Company with the ability to direct the activities that most significantly impact the economic performance of the business. In addition, the Company expects to provide transition services for a limited period following closing.
Upon being classified as held for sale, the Hartford Funds reporting unit goodwill of $272 was tested for impairment. The fair value of the reporting unit significantly exceeded its carrying value; therefore, no impairment was recognized. The estimated fair value incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include projected growth, earnings forecasts, assets under management, and the weighted average cost of capital used for the purposes of discounting.
Upon being classified as held for sale in the second quarter of 2026, the Company recognized a $251 deferred tax asset and related income tax benefit within discontinued operations associated with the transaction representing the difference between the tax basis and U.S. GAAP carrying value of Hartford Funds.
Prior to closing, the Company expects to receive a pre-closing dividend of approximately $170 from Hartford Funds, subject to market and operating performance through closing.
At closing, the Company expects to recognize an estimated after tax realized loss of approximately $150 in discontinued operations, reflecting the difference between the carrying value of Hartford Funds and the cash consideration recognized upon deconsolidation, subject to future operating performance and market conditions. The Company will account for the contingent consideration as a gain contingency, which is not deemed realizable until it is received, and therefore is not recognized on the closing date. Following closing, contingent consideration payments will be made to the Company on a quarterly basis and recognized in net income in the period received.
The transaction is expected to close in the first quarter of 2027, subject to customary closing conditions, including regulatory and fund approvals. Hartford Funds has met the criteria for reporting as discontinued operations and is reported in the Corporate category until closing.

Major Classes of Assets and Liabilities to be Transferred to the Buyer in Connection with the Sale
	Carrying Value as of June 30, 2026	Carrying Value as of December 31, 2025
Assets
Cash and investments	$515	$473
Goodwill	272	272
Other assets	114	119
Total assets held for sale	$901	$864
Liabilities
Deferred income taxes	$32	$32
Other liabilities	148	144
Total liabilities held for sale	$180	$176

Table of Contents	Note 17 - Discontinued Operations
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit of Discontinued Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fee income	$295	$256	$578	$516
Net investment income	5	6	10	10
Net realized gains	7	9	5	9
Total revenues	307	271	593	535
Benefits, losses and expenses
Insurance operating costs and other expenses [1]	222	199	441	404
Total benefits, losses and expenses	222	199	441	404
Income from discontinued operations before income taxes	85	72	152	131
Income tax expense (benefit)	(233)	15	(218)	28
Income from discontinued operations, net of tax	$318	$57	$370	$103
[1] Corporate allocated overhead has been included in continuing operations.

Cash Flows from Discontinued Operations
	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities from discontinued operations	$95	$86
Net cash used for investing activities from discontinued operations	$(10)	$(3)

Table of Contents	Index to MD&A
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
On June 3, 2026, the Company entered into a definitive agreement to sell Hartford Funds Management Group, Inc. ("Hartford Funds"), a subsidiary of Hartford Holdings, Inc. For further discussion of this transaction, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Certain reclassifications have been made to historical financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current period presentation. For discussion of reclassifications and discontinued operations, see Note 1 - Basis of Presentation and Significant Accounting Policies, and Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.
Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we use certain terms and abbreviations, the more commonly used are summarized in the Acronyms section.
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
Core Earnings- The Hartford uses the non-GAAP measure core earnings as an important measure of the Company’s operating performance. The Hartford believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance businesses that may be obscured by including the net effect of certain items. Therefore, the following items are excluded from core earnings:
•Certain realized gains and losses - Generally realized gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,298	$995	$2,154	$1,625
Preferred stock dividends	5	5	10	10
Net income available to common stockholders	1,293	990	2,144	1,615
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized (gains) losses, excluded from core earnings, before tax [1]	(40)	19	11	66
Integration and other non-recurring M&A costs, before tax	3	2	4	4
Change in deferred gain on retroactive reinsurance, before tax [2]	—	(24)	(36)	(56)
Income tax expense (benefit) [3]	7	2	4	(2)
Income from discontinued operations, net of tax	(318)	(57)	(370)	(103)
Core earnings	$945	$932	$1,757	$1,524
[1]Includes a loss on disposal of real estate, which was reported in insurance operating costs and other expenses and sold during the second quarter of 2026.
[2]During first quarter 2026, the Company began collecting recoveries from National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., related to the asbestos and environmental adverse development cover (“A&E ADC”) and as a result amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses in the three months ended March 31, 2026. Subsequently NICO suspended any further payment under the A&E ADC due to a dispute that is the subject of an arbitration proceeding. The Company recorded amortization of the deferred gain related to the Navigators adverse development cover (“Navigators ADC”) of $24 and $56 for the three and six months ended June 30, 2025, respectively. For additional information regarding the adverse development cover ("ADC") reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[3]Primarily represents the federal income tax expense (benefit) related to before tax items not included in core earnings.
Core Earnings Margin- The Hartford uses the non-GAAP measure core earnings margin to evaluate, and believes it is an important measure of, the Employee Benefits segment's operating performance. Core earnings margin is calculated by dividing core earnings by revenues, excluding buyouts and realized (gains) losses. Net income margin, calculated by dividing net income by revenues, is the most directly comparable U.S. GAAP measure. The Company believes that core earnings margin provides investors with a valuable measure of the performance of Employee Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized (gains) losses as well as other items excluded in the calculation of core earnings. Core earnings margin should not be considered as a substitute for net income margin and does not reflect the overall profitability of Employee Benefits. Therefore, the Company believes it is important for investors to evaluate both core earnings margin and net income margin when reviewing performance. A reconciliation of net income margin to core earnings margin is set forth in the Results of Operations section within MD&A - Employee Benefits.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Business Insurance
Net income	$704	$696	$1,240	$1,173
Adjustments to reconcile net income to underwriting gain:
Net investment income	(556)	(449)	(1,061)	(886)
Net realized (gains) losses	(12)	20	7	44
Other (income) expense	1	1	—	2
Income tax expense	179	176	315	298
Underwriting gain	$316	$444	$501	$631
Personal Insurance
Net income	$130	$91	$269	$96
Adjustments to reconcile net income to underwriting gain:
Net investment income	(67)	(58)	(129)	(115)
Net realized (gains) losses	(4)	4	—	6
Net servicing and other (income) expense	(2)	(5)	(5)	(10)
Income tax expense	33	23	68	23
Underwriting gain	$90	$55	$203	$—
P&C Other Operations
Net income	$17	$13	$59	$26
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(22)	(19)	(42)	(37)
Net realized (gains) losses	(1)	2	—	2
Income tax expense	4	2	15	5
Underwriting gain (loss)	$(2)	$(2)	$32	$(4)
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
The Hartford conducts business principally in four reportable segments including Business Insurance, Personal Insurance, Property & Casualty Other Operations, and Employee Benefits, as well as a Corporate category. The Company includes in the Corporate category discontinued operations of the Company's Hartford Funds business, capital raising activities (including equity financing, debt financing and related interest expense), purchase accounting adjustments related to goodwill, reserves for run-off structured settlement and terminal funding agreement liabilities, restructuring costs, transaction expenses incurred in connection with an acquisition, certain M&A costs, and other expenses not allocated to the reportable segments. Corporate also includes investment management fees and expenses related to managing third-party assets.
The Company derives its revenues principally from: (a) premiums earned for insurance coverage provided to insureds; (b) net investment income; (c) fees earned for services provided to third parties; and (d) net realized gains and losses. Premiums charged for insurance coverage are earned principally on a pro rata basis over the terms of the related policies in-force.
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in-force block, making reliable estimates of actual mortality and morbidity, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other insurance operating costs. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, its expense levels and expectations about regulatory and legal developments. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover insurance operating costs and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments and the Lloyd's Syndicate's ability to write business is subject to Lloyd's approval for its premium capacity each year. Most of Personal Insurance written premium is associated with our exclusive licensing agreement with AARP, which is effective through December 31, 2032. This agreement provides an important competitive advantage given the size of the 50 plus population and the strength of the AARP brand.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $303 or 31%	Ý	Increased $1.24 or 36%	Ý	Increased $3.97 or 6%
+	Greater income from discontinued operations	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	Dilutive effective of share repurchases
+	A change from net realized losses to net realized gains			-	A decrease in AOCI, primarily driven by an increase in net unrealized losses on AFS securities

+	The effect of higher earned premiums
+	Lower underlying loss and LAE ratio in Personal Insurance
-	Less favorable P&C prior accident year reserve development
-	Higher group disability loss ratio
-	Higher underlying loss and LAE ratio in Business Insurance
-	Higher expense ratio in P&C

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 40 bps	Ý	Deteriorated 2.6 points	Þ	Decreased 0.8 points
+	Higher yield on limited partnerships and other alternative investments	-	Less favorable P&C prior accident year reserve development	-	Higher group disability loss ratio
				+	A change from net realized losses to net realized gains
		-	Higher underlying loss and LAE ratio in Business Insurance
				+	Higher net investment income
		-	Higher expense ratio in P&C	+	Lower expense ratio
		+	Lower underlying loss and LAE ratio in Personal Insurance

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Earned premiums	$6,279	$5,961	5%	$12,424	$11,796	5%
Fee income	86	86	—%	173	172	1%
Net investment income	800	658	22%	1,534	1,310	17%
Net realized gains (losses)	64	(19)	NM	12	(68)	NM
Other revenues	34	30	13%	61	52	17%
Total revenues	7,263	6,716	8%	14,204	13,262	7%
Benefits, losses and loss adjustment expenses	4,081	3,712	10%	8,079	7,712	5%
Amortization of deferred policy acquisition costs	669	625	7%	1,325	1,232	8%
Insurance operating costs and other expenses	1,215	1,138	7%	2,443	2,285	7%
Interest expense	50	50	—%	100	100	—%
Amortization of other intangible assets	17	17	—%	35	35	—%
Total benefits, losses and expenses	6,032	5,542	9%	11,982	11,364	5%
Income from continuing operations before income taxes	1,231	1,174	5%	2,222	1,898	17%
Income tax expense	251	236	6%	438	376	16%
Income from continuing operations, net of tax	980	938	4%	1,784	1,522	17%
Income from discontinued operations, net of tax	318	57	NM	370	103	NM
Net income	1,298	995	30%	2,154	1,625	33%
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$1,293	$990	31%	$2,144	$1,615	33%

Three months ended June 30, 2026 compared to 2025
Net income available to common stockholders increased by $303, primarily driven by:
•A $261 increase in income from discontinued operations, net of tax, primarily due to a $251 income tax benefit associated with establishing a deferred tax asset related to the sale of Hartford Funds. For further information related to the sale of Hartford Funds, refer to Note 17- Discontinued Operations of Notes to Condensed Consolidated Financial Statements; and
•Higher net investment income of $142, before tax, and an increase of $83, before tax, due to a change to net realized gains in the current period from net realized losses in the prior period.

These increases were partially offset by:
•A lower P&C underwriting gain of $93, before tax, primarily driven by a lower level of favorable prior accident year reserve development, a higher underlying loss and LAE ratio in Business Insurance, and a higher expense ratio, partially offset by the effect of earned premium growth in Business Insurance and a lower underlying loss and LAE ratio in Personal Insurance; and
•In Employee Benefits, the impact of a higher short-term and long-term disability loss ratio, partially offset by a lower expense ratio.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums
Earned premiums increased by $318 or 5%, primarily due to:
•An increase in P&C reflecting a 7% increase in Business Insurance, partially offset by a 3% decrease in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of earned pricing increases across the majority of lines of business and an increase in new business.
–Personal Insurance declined driven by automobile, as the impact of a decline in policies in-force was partially offset by earned pricing increases, while homeowners increased primarily due to earned pricing increases.
•Employee Benefits earned premium increased primarily due to higher new business sales across all products, an increase in exposure on existing accounts, and persistency in excess of 90%.

Net Investment Income
[1]Limited partnerships and other alternative investments of $13 and $114 for the three months ended June 30, 2025 and 2026 respectively.
Net investment income increased primarily due to higher income from limited partnerships and other alternative investments and the impact of a higher level of invested assets.
Net realized gains compared to net realized losses in the prior year, primarily due to greater appreciation in value of equity securities in the 2026 period, largely driven by a private common stock issuer that completed an initial public offering.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,000
$1,000
$0
$2,562
$2,788
Q2 2025
Q2 2026

Benefits, losses and loss adjustment expenses increased $369 due to:
•An increase in Property & Casualty of $226, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $140, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–Less P&C favorable net prior accident year reserve development of $76, with favorable development in the 2026 period of $111, compared to $187 in the prior year period. Net favorable prior year reserve development in the 2026 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, Personal Insurance automobile liability and physical damage, bond, and homeowners, partially offset by an increase in reserves for general liability and commercial automobile liability. Favorable net prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, bond, commercial property, homeowners, and Personal Insurance automobile liability and physical damage. Also included within net prior accident year reserve development for the three months ended June 30, 2025 was a benefit of $24 related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025.
Losses and LAE Incurred for Employee Benefits

$1,500
$1,000
$500
$0
$1,150
$1,291
Q2 2025
Q2 2026

–An increase in CAY catastrophe losses of $10. Catastrophe losses in both the 2026 and 2025 periods primarily included losses from tornado, wind and hail events.
For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•Employee Benefits losses and LAE increased $141, primarily due to higher short-term and long-term disability loss ratios driven by increased claim incidence across short and long-term disability and less favorable long-term disability claim recoveries compared with the prior year although in line with long-term expectations.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•A loss on disposal of real estate, which was sold during the second quarter of 2026;
•Higher staffing costs, including benefits costs, partly in response to increased business volume;
•Higher technology costs, including increased investment in our businesses; and
•Higher P&C commissions, driven by the impact of increased business volume.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income from discontinued operations, net of tax increased primarily related to a $251 income tax benefit associated with the sale of Hartford Funds representing the difference between the tax basis and the U.S. GAAP carrying value of Hartford Funds. For further discussion of discontinued operations, see Note 17 – Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Six months ended June 30, 2026 compared to 2025
Net income available to common stockholders increased by $529 primarily driven by:
•A $267 increase in income from discontinued operations, net of tax, primarily related to a $251 income tax benefit associated with establishing a deferred tax asset related to the sale of Hartford Funds. For further information related to the sale of Hartford Funds, refer to Note 17- Discontinued Operations of Notes to Condensed Consolidated Financial Statements;
•Higher net investment income of $224, before tax, and an increase of $80, before tax, due to a change to net realized gains in the current period from net realized losses in the prior period; and
•A higher P&C underwriting gain of $109, before tax, primarily driven by lower CAY catastrophe losses, the effect of earned premium growth in Business Insurance, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a lower level of favorable prior accident year reserve development, a higher expense ratio, and a higher underlying loss and LAE ratio in Business Insurance.

These increases were partially offset by:
•In Employee Benefits, the impact of a higher short-term and long-term disability loss ratio and a higher expense ratio, including higher staffing costs and technology costs, partially offset by a lower group life loss ratio.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries.
Revenue
Earned Premiums
Earned premiums increased by $628, or 5%, primarily due to:
•An increase in P&C reflecting a 7% increase in Business Insurance, partially offset by a 1% decrease in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of earned pricing increases across the majority of lines of business and an increase in new business.
–Personal Insurance declined driven by automobile, as the impact of a decline in policies in-force was partially offset by earned pricing increases, while homeowners increased primarily due to earned pricing increases.
•Employee Benefits earned premium increased primarily due to higher new business sales across all products, an increase in exposure on existing accounts, and persistency in excess of 90%.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Investment Income
[1]Limited partnerships and other alternative investments of $52 and $189 for the six months ended June 30, 2025 and 2026, respectively.
Net investment income increased due to higher income from limited partnerships and other alternative investments, the impact of a higher level of invested assets, and reinvesting at higher rates.
Net realized gains compared to net realized losses in the prior year period, primarily due to greater appreciation in value of equity securities in the 2026 period, predominantly driven by a private common stock issuer that completed an initial public offering.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $367, due to:
•An increase in Property & Casualty of $186, which was attributable to:
–An increase in P&C CAY loss and LAE before catastrophes of $256, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–A decline in P&C favorable net prior accident year reserve development of $157, with favorable development in the 2026 period of $152, compared to $309 in the prior year period. Net favorable prior year reserve development in the 2026 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, Personal Insurance automobile liability, bond and homeowners, partially offset by an increase in reserves for general liability and commercial automobile liability. Also included within net prior accident year reserve development for the six months ended June 30, 2026 was a benefit of $36 related to amortization of the A&E ADC deferred gain. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, catastrophes, homeowners, commercial property, bond, and Personal Insurance automobile liability and physical damage. Also included within net prior accident year reserve development for the six months ended June 30, 2025 was a benefit of $56 related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025.
Partially offset by:
–A decrease in CAY catastrophe losses of $227. Catastrophe losses in the 2026 period primarily included losses from tornado, wind and hail events and winter storms. Catastrophe losses in the 2025 period included $313, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Losses and LAE Incurred for Employee Benefits
For further discussion, see Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
•Employee Benefits losses and LAE increased $180, as higher short-term and long-term disability loss ratios were partially offset by a lower group life loss ratio, reflecting reduced mortality in both term and accidental life products. The increase in the disability loss ratios were driven by increased claim incidence across short and long-term disability and less favorable long-term disability claim recoveries, partially offset by continued paid family and medical leave pricing actions.

Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses increased due to:
•Higher staffing costs, including benefits costs, partly in response to increased business volume;
•A loss on disposal of real estate, which was sold during the second quarter of 2026;
•Higher technology costs, including increased investment in our businesses; and
•Higher P&C commissions, driven by the impact of increased business volume.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Income from discontinued operations, net of tax increased primarily due to a $251 income tax benefit associated with the sale of Hartford Funds representing the difference between the tax basis and U.S. GAAP carrying value of Hartford Funds. For further discussion of discontinued operations, see Note 17 – Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Investment Results

Composition of Invested Assets
	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,824	71.6%	$46,041	72.5%
Fixed maturities, at fair value using the fair value option ("FVO securities")	125	0.2%	168	0.3%
Equity securities, at fair value	560	0.9%	422	0.7%
Mortgage loans (net of allowance for credit losses ("ACL") of $49 and $49)	7,262	11.3%	6,837	10.8%
Limited partnerships and other alternative investments	6,135	9.6%	5,804	9.1%
Other investments [1]	227	0.4%	218	0.3%
Short-term investments	3,866	6.0%	4,004	6.3%
Total investments	$63,999	100.0%	$63,494	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, and derivative instruments which are carried at fair value.
June 30, 2026 compared to December 31, 2025
Total investments increased primarily due to an increase in mortgage loans and limited partnerships and other alternative investments, partially offset by a decrease in fixed maturities, AFS, at fair value.
Mortgage loans increased primarily due to funding of industrial commercial whole loans.
Limited partnerships and other alternative investments increased primarily driven by additional investments and higher valuations.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fixed maturities, AFS, at fair value decreased primarily due to lower valuations as a result of higher interest rates.

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$607	4.8%	$581	4.7%	$1,214	4.8%	$1,151	4.7%
Equity securities	5	5.7%	3	3.4%	10	5.6%	7	3.5%
Mortgage loans	83	4.6%	72	4.5%	163	4.6%	142	4.4%
Limited partnerships and other alternative investments	114	7.6%	13	1.0%	189	6.4%	52	2.1%
Other [3]	16		12		12		9
Investment expense	(25)		(23)		(54)		(51)
Total net investment income	800	4.9%	658	4.3%	1,534	4.7%	1,310	4.3%
Adjustment for net investment income from limited partnerships and other alternative investments	(114)	(0.2)%	(13)	0.3%	(189)	(0.1)%	(52)	0.2%
Total net investment income excluding limited partnerships and other alternative investments	$686	4.7%	$645	4.6%	$1,345	4.6%	$1,258	4.5%
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
Three and six months ended June 30, 2026 compared to 2025
Total net investment income increased primarily due to higher income from limited partnerships and other alternative investments, the impact of a higher level of invested assets, and reinvesting at higher rates.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased, primarily due to the impact of reinvesting at higher rates.
Average reinvestment rates of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for both the three and six months ended June 30, 2026 was 5.4%, which was above the average yield of sales and maturities of 4.8%. Average reinvestment rates, of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and six months ended June 30, 2025, were 5.9% and 5.7%, respectively, which were above the average yield of sales and maturities of 4.6% and 4.7%, respectively.
For the 2026 calendar year, we estimate net investment income to increase due to a higher level of invested assets, with the yield on limited partnerships and other alternative investments to be relatively consistent with 2025. Actual net investment income is subject to variability including the impact of evolving market conditions.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2026	2025	2026	2025
Gross gains on sales of fixed maturities	$10	$19	$28	$32
Gross losses on sales of fixed maturities	(36)	(45)	(66)	(70)
Equity securities [1]	121	27	104	15
Net credit losses on fixed maturities, AFS [2]	—	—	—	2
Change in ACL on mortgage loans [3]	—	—	—	—
Other, net [4]	(31)	(20)	(54)	(47)
Net realized gains (losses)	$64	$(19)	$12	$(68)
[1]The change in net unrealized gains on equity securities still held as of June 30, 2026, and included in net realized gains were $121 and $104 for the three and six months ended June 30, 2026, respectively. The change in net unrealized gains on equity securities still held as of June 30, 2025, and included in net realized gains were $27 and $14 for the three and six months ended June 30, 2025, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]For the three and six months ended June 30, 2026, includes losses from transactional foreign currency revaluation of $6 and $3, respectively, and losses on non-qualifying derivatives of $13 and $5 , respectively. For the three and six months ended June 30, 2025, includes losses from transactional foreign currency revaluation of $8 and $18, respectively, and losses on non-qualifying derivatives of $11 and $11 respectively.
Three and six months ended June 30, 2026
Gross gains and losses on sales were primarily due to sales of corporate securities, tax-exempt municipals and commercial mortgage-backed securities ("CMBS").
Equity securities net gains were primarily driven by a private common stock issuer that completed an initial public offering, as well an increase in value due to higher equity market levels.
Other, net losses for the three and six month periods ended June 30, 2026, primarily included losses $3 and $37, respectively, on fixed maturities, at fair value using the fair value option due to a decline in valuation, losses of $13 and $5, respectively, on interest rate derivatives primarily driven by changes in interest rates, and losses of $6 and $3, respectively, on transactional foreign currency revaluation.
Three and six months ended June 30, 2025
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals and corporate securities.
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels
Other, net losses for the three and six month periods ended June 30, 2025, primarily included losses of $8 and $18, respectively, on transactional foreign currency revaluation, losses of $13 and $17, respectively, on FVO securities due to a decrease in value, and losses of $10 and $9, respectively, on equity derivatives due to higher equity market levels.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2025 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2026.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of
June 30, 2026

P&C Other
$695
2%
Personal
Insurance
$2,178
7%
Business
Insurance
$29,585
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Six Months Ended June 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,175	$2,275	$2,705	$38,155
Reinsurance and other recoverables	4,689	28	2,006	6,723
Beginning liabilities for unpaid losses and loss adjustment expenses, net	28,486	2,247	699	31,432
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,178	1,069	—	5,247
Current accident year catastrophes	300	152	—	452
Prior accident year development	(22)	(94)	(36)	(152)
Total provision for unpaid losses and loss adjustment expenses	4,456	1,127	(36)	5,547
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	36	36
Payments	(3,351)	(1,196)	(4)	(4,551)
Foreign currency adjustment	(6)	—	—	(6)
Ending liabilities for unpaid losses and loss adjustment expenses, net	29,585	2,178	695	32,458
Reinsurance and other recoverables	4,620	24	1,879	6,523
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$34,205	$2,202	$2,574	$38,981
Earned premiums and fee income	$7,259	$1,827
Loss and loss adjustment expense paid ratio [1]	46.2	65.5
Loss and loss adjustment expense ratio	61.6	62.2
Prior accident year development (pts) [2]	(0.3)	(5.2)
[1]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	99	92	191	132	130	262
Winter storms	$(3)	$—	$(3)	$109	$21	$130
Other international [1]	16	—	16	16	—	16
Hurricanes and tropical storms	2	1	3	2	1	3
Catastrophes before assumed reinsurance	114	93	207	259	152	411
Global assumed reinsurance business [2]	15	—	15	41	—	41
Total catastrophe losses	$129	$93	$222	$300	$152	$452
[1]Includes catastrophe losses resulting from the Middle East conflict.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(51)	$—	$—	$(51)
Workers’ compensation discount accretion	11	—	—	11
General liability	46	—	—	46
Commercial property	(11)	—	—	(11)
Bond	(32)	—	—	(32)
Automobile liability	26	(24)	—	2
Homeowners	—	(14)	—	(14)
Catastrophes	(37)	(13)	—	(50)
Other reserve re-estimates, net [1]	(4)	(8)	—	(12)
Prior accident year development before change in deferred gain	(52)	(59)	—	(111)
Change in deferred gain on retroactive reinsurance included in other liabilities	—	—	—	—
Total prior accident year development	$(52)	$(59)	$—	$(111)
[1]Other reserve re-estimates, net for the three months ended June 30, 2026 includes a favorable change of $(10) in personal automobile physical damage reserves.

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(110)	$—	$—	$(110)
Workers’ compensation discount accretion	23	—	—	23
General liability	116	—	—	116
Marine	4	—	—	4
Commercial property	(15)	—	—	(15)
Professional liability	(4)	—	—	(4)
Bond	(32)	—	—	(32)
Assumed reinsurance	5	—	—	5
Automobile liability	26	(39)	—	(13)
Homeowners	—	(29)	—	(29)
Catastrophes	(37)	(13)	—	(50)
Other reserve re-estimates, net [1]	2	(13)	—	(11)
Prior accident year development before change in deferred gain	(22)	(94)	—	(116)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	—	—	(36)	(36)
Total prior accident year development	$(22)	$(94)	$(36)	$(152)
[1]Other reserve re-estimates, net for the six months ended June 30, 2026 includes a favorable change of $(15) in personal automobile physical damage reserves.
[2]The $36 change in deferred gain on retroactive reinsurance for the six months ended June 30, 2026 is related to amortization of the A&E ADC deferred gain under retroactive reinsurance accounting.

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
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	$101	$101	$202	145	162	$307
Wildfires [1]	(8)	(4)	(12)	145	114	259
Winter storms	(2)	1	(1)	15	9	24
Catastrophes before assumed reinsurance	91	98	189	305	285	590
Global assumed reinsurance business [1] [2]	23	—	23	89	—	89
Total catastrophe losses	$114	$98	$212	$394	$285	$679
[1]The three months ended June 30, 2025, included a favorable change in losses of $(12), net of reinsurance, from the January 2025 California Wildfire Event. For six months ended June 30, 2025, catastrophe losses from the January 2025 California Wildfire Event were $313, net of reinsurance, and included losses of $54 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(61)	$—	$—	$(61)
Workers’ compensation discount accretion	11	—	—	11
Commercial property	(20)	—	—	(20)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Automobile liability	—	(10)	—	(10)
Homeowners	—	(13)	—	(13)
Catastrophes	(28)	(11)	—	(39)
Other reserve re-estimates, net [1]	9	(7)	—	2
Prior accident year development before change in deferred gain	(122)	(41)	—	(163)
Change in deferred gain on retroactive reinsurance included in other liabilities	(24)	—	—	(24)
Total prior accident year development	$(146)	$(41)	$—	$(187)
[1]Other reserve re-estimates, net for the three months ended June 30, 2025 includes a favorable change of $(8) in personal automobile physical damage reserves.
[2]The $24 change in deferred gain on retroactive reinsurance for the three months ended June 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Unfavorable (Favorable) Prior Accident Year Development for the Six Months Ended June 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(126)	$—	$—	$(126)
Workers’ compensation discount accretion	23	—	—	23
Commercial property	(23)	—	—	(23)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Automobile liability	—	(22)	—	(22)
Homeowners	—	(31)	—	(31)
Catastrophes	(28)	(11)	—	(39)
Other reserve re-estimates, net [1]	14	(16)	—	(2)
Prior accident year development before change in deferred gain	(173)	(80)	—	(253)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(56)	—	—	(56)
Total prior accident year development	$(229)	$(80)	$—	$(309)
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
The estimated fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include projected growth, earnings forecasts, assets under management, and the weighted average cost of capital used for the purposes of discounting. Decreases in business growth, decreases in earnings projections, and

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
Upon being classified as held for sale, the Hartford Funds reporting unit goodwill of $272 was tested for impairment. The fair value of the reporting unit significantly exceeded its carrying value; therefore, no impairment was recognized.
The annual goodwill assessment for the remaining reporting units will be completed as of October 31, 2026, unless a triggering event occurs before then.

Reportable Segment and Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Written premiums	$4,022	$3,816	5%	$7,926	$7,502	6%
Change in unearned premium reserve	359	392	(8%)	691	754	(8)%
Earned premiums	3,663	3,424	7%	7,235	6,748	7%
Fee income	12	11	9%	24	22	9%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,134	1,952	9%	4,178	3,843	9%
Current accident year catastrophes [1]	129	114	13%	300	394	(24)%
Prior accident year development [1]	(52)	(146)	64%	(22)	(229)	90%
Total losses and loss adjustment expenses	2,211	1,920	15%	4,456	4,008	11%
Amortization of DAC	590	546	8%	1,167	1,077	8%
Insurance operating costs	539	507	6%	1,097	1,019	8%
Amortization of other intangible assets	7	7	—%	14	14	—%
Dividends to policyholders	12	11	9%	24	21	14%
Underwriting gain	316	444	(29%)	501	631	(21)%
Net investment income [2]	556	449	24%	1,061	886	20%
Net realized gains (losses) [2]	12	(20)	160%	(7)	(44)	84%
Other income (expense) [3]	(1)	(1)	—%	—	(2)	100%
Income before income taxes	883	872	1%	1,555	1,471	6%
Income tax expense [4]	179	176	2%	315	298	6%
Net income	$704	$696	1%	$1,240	$1,173	6%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Small Business:
Net new business premium	$334	$305	$667	$603
Policy count retention	83%	83%	84%	84%
Renewal written price increases	4.1%	6.0%	4.0%	6.2%
Renewal earned price increases	5.3%	7.5%	5.6%	7.4%
Policies in-force as of end of period (in thousands)	1,708	1,615
Middle Market [1]:
Net new business premium	$203	$190	$390	$378
Premium retention	81%	82%	82%	82%
Renewal written price increases	3.5%	6.1%	4.0%	6.5%
Renewal earned price increases	5.4%	7.1%	5.7%	7.1%
Global Specialty:
Global specialty gross new business premium [2]	$274	$278	$507	$503
Renewal written price increases [3]	5.5%	5.1%	5.2%	5.5%
Renewal earned price increases [3]	4.8%	6.3%	4.8%	6.4%
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
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Loss and loss adjustment expense ratio	60.4	56.1	4.3	61.6	59.4	2.2
Expense ratio	30.7	30.6	0.1	31.2	30.9	0.3
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	91.4	87.0	4.4	93.1	90.6	2.5
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	(2.1)	1.0	(3.1)	(3.8)	(2.4)	(1.4)
Underlying combined ratio	89.3	88.0	1.3	89.2	88.2	1.0

Underlying loss and loss adjustment expense ratio	58.3	57.0	1.3	57.7	57.0	0.7
Current accident year catastrophes	3.5	3.3	0.2	4.1	5.8	(1.7)
Prior accident year development	(1.4)	(4.3)	2.9	(0.3)	(3.4)	3.1
Total loss and loss adjustment expense ratio	60.4	56.1	4.3	61.6	59.4	2.2

Loss and loss adjustment expense ratio	60.4	56.1	4.3	61.6	59.4	2.2
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	(2.1)	1.0	(3.1)	(3.8)	(2.4)	(1.4)
Underlying loss and loss adjustment expense ratio	58.3	57.0	1.3	57.7	57.0	0.7

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2026 compared to 2025
Net income for the three and six month periods increased primarily due to higher net investment income, and for the three month period, a change from net realized losses to net realized gains. The six month period also included lower net realized losses. For both periods, these favorable impacts were partially offset by lower underwriting gains. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and six months ended June 30, 2026 compared to 2025
Underwriting gain for the three and six month periods decreased due to less favorable prior accident year development in the current year, higher underwriting expenses, and a higher underlying loss and LAE ratio, partially offset by earned premium growth. For the six month period, these unfavorable impacts were also partially offset by lower CAY catastrophe losses.
Expense ratio for the three and six months ended June 30, 2026 is generally consistent with the prior year, with higher commissions expenses, staffing costs, and technology investments in our business being partially offset by the impact of earned premium growth.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $16 and $18 for the three months ended June 30, 2025, and 2026, respectively and $32 and $36 for the six months ended June 30, 2025, and 2026, respectively.
Written Premiums
[1]Other written premiums of $16 and $18 for the three months ended June 30, 2025, and 2026, respectively and $32 and $36 for the six months ended June 30, 2025, and 2026, respectively.

Three and six months ended June 30, 2026 compared to 2025
Earned premiums for the three and six months ended June 30, 2026 increased due to written premium increases over the prior twelve months.
Written premiums for the three and six months ended June 30, 2026 increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by renewal written price increases in almost all lines, as well as higher new business premium. Written premium grew across all lines of business.
•Middle & large business written premium increased driven by renewal written price increases in almost all lines. Written premium grew across industry verticals and the large and complex lines, and for the three months ended, general industries and large property. For the six months ended, premium growth was partially offset by decreases in general industries and large property.
•Global specialty written premium increased primarily driven by written price increases across most U.S. Insurance lines. Written premiums also grew in global reinsurance, primarily in specialty casualty, and for the six months ended, credit risk.
Renewal written price increases were recognized in most lines for both the three and six months ended June 30, 2026, though have moderated from the prior year.
•In small business, renewal written price increases were lower than prior year levels overall, with high single-digit price increases in package business and automobile. Workers' compensation pricing was slightly negative.
•In middle market, renewal written price increases were lower than prior year levels overall, with high single-digit price increases in automobile and general liability lines and low single-digit price increases in property. Workers' compensation pricing was positive.

•In global specialty, for the three month period, renewal written price increases were higher than prior year levels, and for the six month period, were lower than prior year levels. Price increases were in the mid single-digits overall with US wholesale in the low double-digits.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three and six months ended June 30, 2026 compared to 2025
Underlying Loss and Loss Adjustment Expense Ratio for the three and six months ended June 30, 2026 increased primarily due to higher non-cat property losses and a change in business mix.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2026 compared to 2025
Current accident year catastrophe losses increased for the three month period and decreased for the six month period. CAY catastrophe losses for both the three and six months ended June 30, 2026, primarily included losses from tornado, wind and hail events, as well as winter storms for the six month period.
CAY catastrophe losses for the three months ended June 30, 2025 primarily included losses from tornado, wind and hail events. CAY catastrophe losses for the six months ended June 30, 2025 included a loss of $199, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events.
Prior accident year development was net favorable for the three and six months ended June 30, 2026 and included reserve decreases related to workers' compensation, catastrophes, and bond, partially offset by an increase in reserves for general liability and commercial automobile liability. For additional information, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Prior accident year development was net favorable for the three and six months ended June 30, 2025 and primarily included reserve decreases for workers' compensation, catastrophes, commercial property and bond. Also included are benefits of $24 and $56 related to amortization of the Navigators ADC deferred gain for the three and six month periods, respectively. The Navigators' ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Written premiums	$915	$980	(7%)	$1,777	$1,893	(6)%
Change in unearned premium reserve	10	49	(80%)	(35)	63	NM
Earned premiums	905	931	(3%)	1,812	1,830	(1)%
Fee income	7	8	(13%)	15	16	(6)%
Losses and loss adjustment expenses
Current accident year before catastrophes	543	585	(7%)	1,069	1,148	(7)%
Current accident year catastrophes [1]	93	98	(5%)	152	285	(47)%
Prior accident year development [1]	(59)	(41)	(44%)	(94)	(80)	(18)%
Total losses and loss adjustment expenses	577	642	(10%)	1,127	1,353	(17)%
Amortization of DAC	70	70	—%	141	138	2%
Insurance operating costs	175	172	2%	355	354	—%
Amortization of other intangible assets	—	—	—%	1	1	—%
Underwriting gain	90	55	64%	203	—	NM
Net investment income [2]	67	58	16%	129	115	12%
Net realized gains (losses) [2]	4	(4)	NM	—	(6)	100%
Net servicing and other income (expense) [3]	2	5	(60%)	5	10	(50)%
Income before income taxes	163	114	43%	337	119	183%
Income tax expense [4]	33	23	43%	68	23	196%
Net income	$130	$91	43%	$269	$96	180%
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
[3]Includes servicing revenues of $25 and $24 for the three months ended June 30, 2026 and 2025, respectively, and $47 and $44 for the six months ended June 30, 2026 and 2025, respectively. Includes servicing expenses of $21 and $19 for the three months ended June 30, 2026 and 2025, respectively, and $39 and $35 for the six months ended June 30, 2026 and 2025, respectively .
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2026	2025	Change	2026	2025	Change
Product Line
Automobile	$567	$633	(10%)	$1,132	$1,260	(10%)
Homeowners	348	347	—%	645	633	2%
Total	$915	$980	(7%)	$1,777	$1,893	(6%)
Earned Premiums
Product Line
Automobile	$587	$628	(7%)	$1,180	$1,246	(5%)
Homeowners	318	303	5%	632	584	8%
Total	$905	$931	(3%)	$1,812	$1,830	(1%)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2026	2025	2026	2025
Policies in-force end of period (in thousands)
Automobile	990	1,121
Homeowners	703	724
Net new business premium
Automobile	$51	$81	$104	$162
Homeowners	$52	$69	$95	$131
Effective Policy Count Retention
Automobile	81%	79%	80%	79%
Homeowners	82%	83%	82%	83%
Renewal written price increase
Automobile	5.5%	13.9%	6.1%	14.8%
Homeowners	10.4%	12.6%	11.0%	12.5%
Renewal earned price increase
Automobile	9.1%	17.4%	10.2%	18.7%
Homeowners	12.0%	13.7%	12.1%	14.1%
Underwriting Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2026	2025	Change	2026	2025	Change
Loss and loss adjustment expense ratio	63.8	69.0	(5.2)	62.2	73.9	(11.7)
Expense Ratio	26.3	25.1	1.2	26.7	26.1	0.6
Combined Ratio	90.1	94.1	(4.0)	88.9	100.0	(11.1)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(3.8)	(6.1)	2.3	(3.2)	(11.2)	8.0
Underlying combined ratio	86.3	88.0	(1.7)	85.7	88.8	(3.1)

Underlying loss and loss adjustment expense ratio	60.0	62.8	(2.8)	59.0	62.7	(3.7)
Current accident year catastrophes	10.3	10.5	(0.2)	8.4	15.6	(7.2)
Prior accident year development	(6.5)	(4.4)	(2.1)	(5.2)	(4.4)	(0.8)
Total loss and loss adjustment expense ratio	63.8	69.0	(5.2)	62.2	73.9	(11.7)

Loss and loss adjustment expense ratio	63.8	69.0	(5.2)	62.2	73.9	(11.7)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(3.8)	(6.1)	2.3	(3.2)	(11.2)	8.0
Underlying loss and loss adjustment expense ratio	60.0	62.8	(2.8)	59.0	62.7	(3.7)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Automobile
Combined ratio	88.5	94.0	(5.5)	89.1	93.8	(4.7)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(1.4)	(1.8)	0.4	(1.1)	(1.5)	0.4
Prior accident year development	6.2	3.0	3.2	4.8	3.4	1.4
Underlying combined ratio	93.3	95.2	(1.9)	92.8	95.7	(2.9)

Homeowners
Combined ratio	92.6	94.4	(1.8)	88.2	113.1	(24.9)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(26.6)	(28.8)	2.2	(22.1)	(45.6)	23.5
Prior accident year development	7.2	7.1	0.1	6.0	6.4	(0.4)
Underlying combined ratio	73.3	72.7	0.6	72.1	73.9	(1.8)
Net income

$300
$250
$200
$150
$100
$50
$0
$91
$130
$96
$269
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD

Three and six months ended June 30, 2026 compared to 2025
Net income increased for the three and six month periods, largely driven by an increase in underwriting gain, as well as higher net investment income and, in the three month period, a change from net realized capital losses to net realized capital gains.

Underwriting gain

$225
$150
$75
$0
$55
$90
$—
$203
Q2 2025
Q2 2026
Jun 30
2025 YTD
Jun 30
2026 YTD

Three and six months ended June 30, 2026 compared to 2025
Underwriting gain increased for the three and six month periods due to lower CAY catastrophe losses, more favorable prior year development, and an improvement in the underlying loss and LAE ratio.
Expense ratio increased for the three and six months ended June 30, 2026 due to the effect of a decrease in earned premium, as well as a higher commission ratio primarily due to business mix.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$2,000
$1,500
$1,000
$500
$0
$931
$628
$303
$905
$587
$318
$1,830
$1,246
$584
$1,812
$1,180
$632
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD
Homeowners
Automobile

Written Premiums

$2,000
$1,500
$1,000
$500
$0
$980
$633
$347
$915
$567
$348
$1,893
$1,260
$633
$1,777
$1,132
$645
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD
Homeowners
Automobile

Three and six months ended June 30, 2026 compared to 2025
Earned premiums decreased in both the three and six month periods due to lower earned premiums in automobile, partially offset by higher earned premiums in homeowners.
Written premiums decreased in both three and six month periods due to lower written premiums in automobile, partially offset by higher written premiums in homeowners.
Renewal written pricing moderated for both automobile and homeowners in both the three and six months ended June 30, 2026, primarily in response to moderating loss cost trends.
Effective Policy count retention increased for automobile and was relatively stable for homeowners in both the three and six months ended June 30, 2026, in response to moderating renewal written pricing increases.
Policies in-force as of June 30, 2026 compared to June 30, 2025 declined for automobile and for homeowners, reflecting the level of new business in relation to non-renewed policies.
Underlying Loss and Loss Adjustment Expense Ratio

80
60
40
20
0
62.8
60.0
62.7
59.0
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD

Three and six months ended June 30, 2026 compared to 2025
Underlying loss and LAE ratio decreased for both automobile and homeowners in both the three and six months ended June 30, 2026, primarily due to the impact of earned pricing increases outpacing loss cost trends, which moderated slightly compared to prior year. The automobile loss cost trend continues to recognize higher attorney representation rates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and six months ended June 30, 2026 compared to 2025
Current accident year catastrophe losses decreased in both the three and six months ended June 30, 2026. CAY catastrophe losses for both the three and six months ended June 30, 2026, primarily included losses from tornado, wind and hail events, as well as winter storms for the six month period.
CAY catastrophe losses for the three months ended June 30, 2025 included losses from tornado, wind and hail events. CAY catastrophe losses for the six months ended June 30, 2025 included a loss of $114, net of reinsurance, from the January 2025 California Wildfire Event, as well as losses from tornado, wind and hail events.
Prior accident year development was favorable for both the three and six months ended June 30, 2026, primarily driven by lower estimated severity on automobile liability, homeowners, and automobile physical damage and lower estimated allocated loss adjustment expenses. Prior accident year development was favorable for the three and six months ended June 30, 2025, primarily driven by lower estimated severity on homeowners, automobile physical damage, automobile liability and catastrophes.

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$—	$—	—%	$(36)	$—	NM
Total losses and loss adjustment expenses	—	—	—%	(36)	—	NM
Insurance operating costs	2	2	—%	4	4	—%
Underwriting gain (loss)	(2)	(2)	—%	32	(4)	NM
Net investment income [2]	22	19	16%	42	37	14%
Net realized gains (losses) [2]	1	(2)	150%	—	(2)	100%
Income before income taxes	21	15	40%	74	31	139%
Income tax expense [3]	4	2	100%	15	5	NM
Net income	$17	$13	31%	$59	$26	127%
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and six months ended June 30, 2026 compared to 2025
Net income increased for the three month period, driven by an increase in net investment income and a change from net realized losses to net realized gains. Net income increased for the six month period, driven by a change from an underwriting loss to an underwriting gain and an increase in net investment income.
Underwriting gain (loss) remained unchanged for the three month period, and changed from a loss to a gain for the six month period due to a benefit of $36 related to amortization of the A&E ADC deferred gain. For additional information regarding the ADC reinsurance agreement refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Premiums and other considerations	$1,767	$1,663	6%	$3,490	$3,331	5%
Net investment income [1]	137	118	16%	268	244	10%
Net realized gains (losses) [1]	9	(16)	156%	(2)	(20)	90%
Total revenues	1,913	1,765	8%	3,756	3,555	6%
Benefits, losses and loss adjustment expenses	1,291	1,150	12%	2,529	2,349	8%
Amortization of DAC	9	9	—%	17	17	—%
Insurance operating costs and other expenses	417	407	2%	856	813	5%
Amortization of other intangible assets	10	10	—%	20	20	—%
Total benefits, losses and expenses	1,727	1,576	10%	3,422	3,199	7%
Income before income taxes	186	189	(2%)	334	356	(6)%
Income tax expense [2]	39	39	—%	69	73	(5)%
Net income	$147	$150	(2%)	$265	$283	(6)%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Fully insured – ongoing premiums	$1,676	$1,602	5%	$3,330	$3,214	4%
Buyout premiums	35	4	NM	47	4	NM
Fee income	56	57	(2%)	113	113	—%
Total premiums and other considerations	$1,767	$1,663	6%	$3,490	$3,331	5%
Fully insured ongoing sales	$140	$107	31%	$722	$488	48%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios, Excluding Buyouts
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Group disability loss ratio	74.8%	68.5%	6.3	73.7%	68.8%	4.9
Group life loss ratio	74.2%	74.3%	(0.1)	73.7%	77.1%	(3.4)
Total loss ratio	72.5%	69.1%	3.4	72.1%	70.5%	1.6
Expense ratio	25.2%	25.7%	(0.5)	25.9%	25.5%	0.4

Margin
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net income margin	7.7%	8.5%	(0.8)	7.1%	8.0%	(0.9)
Adjustments to reconcile net income margin to core earnings margin:
Net realized (gains) losses, before tax	(0.5%)	0.8%	(1.3)	—%	0.5%	(0.5)
Income tax expense (benefit)	0.1%	(0.1%)	0.2	—%	(0.1%)	0.1
Impact of excluding buyouts from denominator of core earnings margin	0.1%	—%	0.1	0.1%	—%	0.1
Core earnings margin	7.4%	9.2%	(1.8)	7.2%	8.4%	(1.2)
Net Income

$300
$250
$200
$150
$100
$50
$0
$150
$147
$283
$265
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD

Three and six months ended June 30, 2026 compared to 2025
Net income decreased in the three month period primarily due to a higher group disability loss ratio, partially offset by a change from net realized losses to net realized gains, increased net investment income, and a lower expense ratio. For the six month period, net income decreased due to a higher group disability loss ratio, a higher expense ratio, partially offset by a lower group life loss ratio, increased net investment income, and lower net realized losses.
Insurance operating costs and other expenses increased in the three and six month periods due to the impact from higher fully insured ongoing premium, including higher staffing costs, and an increase in technology costs.
Fully Insured Ongoing Premiums

$4,000
$3,000
$2,000
$1,000
$0
$1,602
$644
$838
$1,676
$652
$889
$3,214
$1,294
$1,682
$3,330
$1,301
$1,759
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD
Group disability
Group life
Other [1]

[1]Other of $120 and $135 for the three months ended June 30, 2025 and 2026 respectively, and $238 and $270 six months ended June 30, 2025 and 2026, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and six months ended June 30, 2026 compared to 2025
Fully insured ongoing premiums in the three and six month periods increased due to higher new business sales across all products, an increase in exposure on existing accounts, and persistency in excess of 90%.
Fully insured ongoing sales increased in the three and six month periods, driven by higher group life, group disability, and supplemental health sales. Group disability sales include the results of three new states implementing paid family and medical leave coverage in 2026.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Ratios

100
80
60
40
20
0
69.1
72.5
70.5
72.1
25.7
25.2
25.5
25.9
Q2 2025
Q2 2026
Jun 30 2025 YTD
Jun 30 2026 YTD
Expense ratio
Loss ratio

Three and six months ended June 30, 2026 compared to 2025
Loss ratio increased 3.4 points and 1.6 points for the three months and six months ended June 30, 2026, respectively, compared to the prior year period primarily driven by a higher group disability ratio, partially offset by a lower group life loss ratio. The group disability loss ratio increased 6.3 points for the three month period, driven by increased claim incidence across short and long-term disability and less favorable long-term disability claim recoveries compared with the prior year although in line with long-term expectations. The group disability ratio increased 4.9 points for the six month period, driven by increased claim incidence across short and long-term disability products and less favorable long-term disability claim recoveries, partially offset by continued paid family and medical leave pricing actions. The group life loss ratio decreased 0.1 points and 3.4 points for the three month and six month periods, respectively, due to lower mortality across both term and accidental life products.
Expense ratio decreased for the three months ended June 30, 2026 driven by the impact of earned premium growth and a lower commission ratio, partially offset by higher technology costs. For the six months ended June 30, 2026, the increase reflects higher staffing and technology costs.

Corporate - Results of Operations
Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Fee income [1]	$11	$10	10%	$21	$21	—%
Other revenue	8	5	60%	13	6	117%
Net investment income [2]	18	14	29%	34	28	21%
Net realized gains [2]	38	23	65%	21	4	NM
Total revenues	75	52	44%	89	59	51%
Benefits, losses and loss adjustment expenses [3]	2	—	NM	3	2	50%
Insurance operating costs and other expenses [1]	45	18	150%	64	36	78%
Interest expense [4]	50	50	—%	100	100	—%
Total benefits, losses and expenses	97	68	43%	167	138	21%
Loss from continuing operations before income taxes	(22)	(16)	(38%)	(78)	(79)	1%
Income tax benefit [5]	(4)	(4)	—%	(29)	(23)	(26%)
Loss from continuing operations, net of tax	(18)	(12)	(50%)	(49)	(56)	13%
Income from discontinued operations, net of tax	318	57	NM	370	103	NM
Net income	300	45	NM	321	47	NM
Preferred stock dividends	5	5	—%	10	10	—%
Net income available to common stockholders	$295	$40	NM	$311	$37	NM
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net income available to common stockholders
Three and six months ended June 30, 2026 compared to 2025
Net income available to common stockholders increased for the three and six months ended June 30, 2026, primarily driven by increased income from discontinued operations, net of tax, partially offset by a loss on disposal of real estate reported in insurance operating costs and other expenses.
Income from discontinued operations, net of tax increased for the three and six months ended June 30, 2026, due to a $251 income tax benefit associated with the sale of Hartford Funds representing the difference between the tax basis and the U.S. GAAP carrying value of Hartford Funds. For further discussion of discontinued operations, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

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
Sources of Insurance Risk Non-catastrophe insurance risks exist within each of the Company's segments and include:
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
Primary Catastrophe Treaty Reinsurance Coverages as of June 30, 2026 [1]

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
[2]In addition to the Per Occurrence Property Catastrophe Treaty, for Florida homeowners wind events, The Hartford has purchased the mandatory FHCF reinsurance for the annual period starting June 1, 2026. Retention and coverage varies by writing company. For the 2026 - 2027 period, the writing company with the largest coverage under FHCF is Hartford Insurance Company of the Midwest, with coverage of $41 in per event losses in excess of a $26 retention (estimates are based on best available information at this time and are periodically updated as information is made available by Florida).
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
Reinsurance for Asbestos and Environmental ("A&E") Reserve Development - The Company has an ADC reinsurance agreement in place with NICO, a subsidiary of Berkshire Hathaway Inc., accounted for as retroactive reinsurance. The agreement covered substantially all A&E reserve development for accident years prior to 2016 up to an aggregate limit of $1.5

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
billion. The Company had previously ceded all available limits under the agreements. As such, no remaining limit was available under the A&E ADC as of December 31, 2025, and no remaining limit was available under the Navigators' ADC as of December 31, 2023.
As of December 31, 2025, the Company had paid A&E ADC claims in excess of the $1.7 billion attachment point. During the three months ended March 31, 2026, the Company collected recoveries from NICO under the A&E ADC and as a result, amortized $36 of the $850 deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. Subsequently during the first quarter of 2026, NICO suspended any further payment under the A&E ADC due to a dispute that is the subject of an arbitration proceeding. The timing of any resolution or outcome of the arbitration is not yet known and there may be impacts to the Company's cash flows or operating results as a result of the dispute. As of June 30, 2026 and December 31, 2025, the deferred gain on the A&E ADC was $814 and $850, respectively, and is included in other liabilities on the Condensed Consolidated Balance Sheets.
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
As of June 30, 2026, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Sources of Equity Risk The Company has exposure to equity risk from invested assets and assets that support the Company’s pension plans.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	June 30, 2026						December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$3,522	$—	$16	$(10)	$3,528	7.7%	$3,375	$—	$41	$(2)	$3,414	7.4%
Other	1,272	—	3	(20)	1,255	2.7%	1,253	—	10	(14)	1,249	2.7%
CLOs	3,360	(2)	5	(3)	3,360	7.3%	3,310	(2)	9	(1)	3,316	7.2%
CMBS
Agency [1]	1,069	(14)	18	(88)	985	2.1%	1,192	(14)	19	(87)	1,110	2.4%
Bonds	827	—	—	(51)	776	1.7%	1,206	—	1	(61)	1,146	2.5%
Interest only	60	—	3	(2)	61	0.1%	70	—	4	(2)	72	0.2%
Corporate
Basic industry	1,236	—	9	(22)	1,223	2.7%	1,232	—	18	(19)	1,231	2.7%
Capital goods	1,784	—	28	(37)	1,775	3.9%	1,757	—	44	(30)	1,771	3.8%
Consumer cyclical	1,681	—	18	(37)	1,662	3.6%	1,667	—	36	(37)	1,666	3.6%
Consumer non-cyclical	3,291	—	35	(114)	3,212	7.0%	2,860	—	54	(84)	2,830	6.2%
Energy	1,515	—	20	(40)	1,495	3.3%	1,452	—	27	(38)	1,441	3.1%
Financial services	7,179	—	35	(154)	7,060	15.4%	6,952	—	87	(125)	6,914	15.0%
Tech./comm.	3,799	—	28	(156)	3,671	8.0%	3,400	—	55	(114)	3,341	7.3%
Transportation	852	—	5	(36)	821	1.8%	862	—	12	(34)	840	1.8%
Utilities	2,794	—	20	(130)	2,684	5.9%	2,793	—	39	(116)	2,716	5.9%
Real estate investment trusts ("REITs")	270	—	2	(7)	265	0.6%	330	—	3	(7)	326	0.7%
Foreign govt./govt. agencies	453	—	6	(5)	454	1.0%	440	—	9	(2)	447	1.0%
Municipal bonds
Taxable	1,643	—	13	(90)	1,566	3.4%	1,685	—	19	(92)	1,612	3.5%
Tax-exempt	2,610	—	62	(133)	2,539	5.6%	3,146	—	70	(176)	3,040	6.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	3,220	—	16	(153)	3,083	6.7%	3,544	—	33	(139)	3,438	7.5%
Non-agency	2,808	—	6	(110)	2,704	5.9%	2,828	—	17	(105)	2,740	5.9%
U.S. Treasuries	1,791	—	1	(147)	1,645	3.6%	1,517	—	3	(139)	1,381	3.0%
Total fixed maturities, AFS	$47,036	$(16)	$349	$(1,545)	$45,824	100.0%	$46,871	$(16)	$610	$(1,424)	$46,041	100.0%
FVO securities					$125						$168
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,080	$5,713	12.5%	$6,253	$5,929	12.9%
AAA	7,370	7,264	15.8%	7,819	7,751	16.8%
AA	7,934	7,772	17.0%	7,484	7,340	15.9%
A	12,614	12,305	26.9%	12,653	12,470	27.1%
BBB	10,748	10,501	22.9%	10,377	10,250	22.3%
BB & below	2,290	2,269	4.9%	2,285	2,301	5.0%
Total fixed maturities, AFS [1]	$47,036	$45,824	100.0%	$46,871	$46,041	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
The fair value of fixed maturities, AFS decreased as compared to December 31, 2025, primarily due to lower valuations as a result of higher interest rates.
Commercial & Residential Real Estate
The following tables present the Company's exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds by Credit Quality as of June 30, 2026
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$9	$9	$1,060	$976	$—	$—	$—	$—	$—	$—	$1,069	$985
Bonds	180	172	302	287	137	127	115	107	93	83	827	776
Interest Only	32	32	19	20	5	5	4	4	—	—	60	61
Total CMBS	221	213	1,381	1,283	142	132	119	111	93	83	1,956	1,822
RMBS
Agency	—	—	3,220	3,083	—	—	—	—	—	—	3,220	3,083
Non-Agency	1,820	1,747	731	707	215	209	40	39	2	2	2,808	2,704
Total RMBS	1,820	1,747	3,951	3,790	215	209	40	39	2	2	6,028	5,787
Total CMBS & RMBS	$2,041	$1,960	$5,332	$5,073	$357	$341	$159	$150	$95	$85	$7,984	$7,609

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$11	$10	$1,181	$1,100	$—	$—	$—	$—	$—	$—	$1,192	$1,110
Bonds	418	408	365	349	171	157	137	132	115	100	1,206	1,146
Interest Only	37	38	22	23	6	6	5	4	—	1	70	72
Total CMBS	466	456	1,568	1,472	177	163	142	136	115	101	2,468	2,328
RMBS
Agency	—	—	3,544	3,438	—	—	—	—	—	—	3,544	3,438
Non-Agency	1,741	1,682	770	746	257	253	53	52	7	7	2,828	2,740
Total RMBS	1,741	1,682	4,314	4,184	257	253	53	52	7	7	6,372	6,178
Total CMBS & RMBS	$2,207	$2,138	$5,882	$5,656	$434	$416	$195	$188	$122	$108	$8,840	$8,506
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
As of June 30, 2026, mortgage loans had an amortized cost of $7.3 billion and carrying value of $7.3 billion, with an ACL of $49. As of December 31, 2025, mortgage loans had an amortized cost of $6.9 billion and carrying value of $6.8 billion, with an ACL of $49.
The Company funded $783 of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 5.6% during the six months ended June 30, 2026. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of June 30, 2026, or December 31, 2025.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$749	$745	AA	$798	$800	AA
Pre-Refunded [1]	26	25	AA+	46	46	AA+
Revenue
Transportation	892	869	A+	985	951	A+
Health Care	905	854	A+	939	880	A+
Leasing [2]	451	427	AA	543	517	AA
Education	294	285	AA	370	358	AA
Water & Sewer	242	227	AA	249	231	AA
Sales Tax	160	163	AA	165	165	AA
Power	113	108	AA-	137	130	A+
Housing	96	94	AA+	163	159	AA
Other	325	308	A+	436	415	A+
Total Revenue	3,478	3,335	AA-	3,987	3,806	AA-
Total Municipal	$4,253	$4,105	AA-	$4,831	$4,652	AA-
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
As of June 30, 2026, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2025, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 6% of the fair value of the Company's investment portfolio.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$64	12.6%	$(14)	(3.1%)	$42	4.1%	$(22)	(2.4%)
Private equity funds	(15)	(2.5%)	(1)	(0.1%)	20	1.7%	39	3.9%
Other funds	58	23.0%	19	11.7%	117	25.1%	26	8.0%
Other alternative investments [2]	7	5.4%	9	6.5%	10	3.6%	9	3.4%
Total	$114	7.6%	$13	1.0%	$189	6.4%	$52	2.1%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy, which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$2,064	33.7%	$1,986	34.2%
Private equity funds	2,436	39.7%	2,327	40.1%
Other funds	1,044	17.0%	910	15.7%
Other alternative investments [1]	591	9.6%	581	10.0%
Total	$6,135	100.0%	$5,804	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $1.5 billion as of June 30, 2026, and have increased $121 since December 31, 2025, primarily due to higher interest rates. As of June 30, 2026, $1.2 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.3 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	June 30, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	520	$4,477	$—	$(19)	$4,458	253	$3,629	$—	$(31)	$3,598
Greater than three to six months	686	8,024	(2)	(122)	7,900	56	441	—	(4)	437
Greater than six to nine months	67	787	—	(31)	756	16	311	—	(12)	299
Greater than nine to eleven months	15	55	—	(2)	53	55	364	—	(12)	352
Twelve months or more	1,978	13,797	(12)	(1,371)	12,414	2,279	16,172	(14)	(1,365)	14,793
Total	3,266	$27,140	$(14)	$(1,545)	$25,581	2,659	$20,917	$(14)	$(1,424)	$19,479

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	June 30, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	8	$34	$—	$(7)	$27	29	$159	$—	$(34)	$125
Greater than three to six months	40	269	—	(60)	209	—	—	—	—	—
Greater than six to nine months	3	12	—	(3)	9	2	9	—	(2)	7
Greater than nine to eleven months	—	—	—	—	—	10	70	—	(16)	54
Twelve months or more	98	899	(1)	(270)	628	110	997	(1)	(290)	706
Total	149	$1,214	$(1)	$(340)	$873	151	$1,235	$(1)	$(342)	$892
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and six months ended June 30, 2026
For the three and six months ended June 30, 2026, the Company recorded no credit losses. For both periods, there were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three and six months ended June 30, 2025
For the three months ended June 30, 2025, the Company recorded no credit losses. For the six months ended June 30, 2025, the Company recorded a net credit loss reversal of $2, primarily attributable to a decrease in ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS. For the three and six months ended June 30, 2025 there were no unrealized losses on securities with an ACL recognized in OCI.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three and six months ended June 30, 2026 and June 30, 2025
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

Summary of Capital Resources and Liquidity

Capital available to the HIG Holding Company as of June 30, 2026:
•Approximately $1.9 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through September 24, 2030. As of June 30, 2026, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of June 30, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates and there were no amounts outstanding at the HIG Holding company.

Dividends and other sources of capital for the six months ended June 30, 2026:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $1.1 billion of net dividends from the Company's property and casualty insurance subsidiaries through June 30, 2026;
•Employee Benefits - HIG Holding Company received $439 in dividends from Hartford Life and Accident Insurance Company ("HLA") through June 30, 2026;
•Hartford Funds - HIG Holding Company received $85 in dividends from Hartford Funds through June 30, 2026.

Expected liquidity requirements for the next twelve months as of June 30, 2026:
•$195 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$655 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of June 30, 2026:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the six months ended June 30, 2026, the Company repurchased 6.7 million common shares for $900 under the $3.3 billion share repurchase program authorized by the Board of Directors, effective through December 31, 2026. As of June 30, 2026, the Company has $648 remaining for equity repurchases under the current share repurchase program. During the period July 1, 2026 through July 22, 2026, the Company repurchased 0.8 million common shares for $109.
In addition to the authorization covering the period from August 1, 2024 to December 31, 2026, the Board of Directors approved a share repurchase authorization for up to $4.2 billion effective from August 1, 2026 to December 31, 2028. While the Company has the flexibility to use a portion of the new authorization in 2026, it expects to use the vast majority of the new authorization in 2027 and 2028. The timing of any repurchases of shares is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations.

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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since April 1, 2026:
Common Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2026	June 1, 2026	July 2, 2026	$0.600
July 15, 2026	September 1, 2026	October 2, 2026	$0.600
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
May 20, 2026	August 3, 2026	August 17, 2026	$375.00
July 15, 2026	November 2, 2026	November 16, 2026	$375.00
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
Through the first six months of 2026, HIG Holding Company received $1.6 billion of net dividends from its subsidiaries, including $439 from HLA, $85 from Hartford Funds and $1.1 billion from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $82 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company.
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
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. As of June 30, 2026, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
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
As of June 30, 2026, $1.86 billion was available, $145 was outstanding between certain affiliates, and there were no amounts outstanding at the HIG Holding Company.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. The Company’s pledge capacity is subject to FHLBB’s collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire can pledge up to $2.5 billion and HLA can pledge up to $2.1 billion to secure FHLBB advances. As of June 30, 2026, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($98 as of June 30, 2026) commitment. As of June 30, 2026, letters of credit with an aggregate face amount of $74 and £74 million, or $98, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of June 30, 2026, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
Sale of Hartford Funds
As a result of the June 3, 2026, announced sale of Hartford Funds and expected closing in first quarter of 2027, the Company expects a change in the nature and timing of its cash flows. Prior to closing, the Company expects to receive dividends totaling $85 for the remainder of the year from Hartford Funds and will receive an additional pre-closing dividend of approximately $170, subject to market and operating performance through closing. At closing, the Company expects to receive $300 of cash proceeds. Following the closing, the Company will receive contingent consideration in the form of quarterly payments. For further discussion of this transaction, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating organizations, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could terminate agreements and demand immediate settlement of the outstanding net derivative positions transacted under each agreement. For further information, refer to Note 13 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
As of June 30, 2026, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
available to meet liquidity needs, for each of the Company’s insurance operations.

Property & Casualty Operations
As of June 30, 2026
Fixed maturities	$37,973
Short-term investments	1,614
Cash	106
Less: Derivative collateral	50
Total	$39,643
Property & Casualty operations invested assets also include $205 in equity securities, $5.7 billion in mortgage loans and $4.8 billion in limited partnerships and other alternative investments.

Employee Benefits Operations
As of June 30, 2026
Fixed maturities	$7,779
Short-term investments	360
Cash	13
Less: Derivative collateral	14
Total	$8,138
Employee Benefits operations invested assets also include $49 in equity securities, $1.6 billion in mortgage loans and $1.2 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of June 30, 2026 were $39.0 billion and net of reinsurance and other recoverables were $32.5 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, in the Company's 2025 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of June 30, 2026 were $8.9 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2025 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of June 30, 2026 were $347 and net of reinsurance were $137. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capitalization

Capital Structure
	June 30, 2026	December 31, 2025	Change
Long-term debt	$4,374	$4,371	—%
Total debt	4,374	4,371	—%
Common stockholders' equity excluding AOCI, net of tax	21,670	20,702	5%
Preferred stock	334	334	—%
AOCI, net of tax	(2,371)	(2,057)	(15)%
Total stockholders’ equity	$19,633	$18,979	3%
Total capitalization	$24,007	$23,350	3%
Debt to stockholders’ equity	22%	23%
Debt to capitalization	18%	19%
Total capitalization increased $657 as of June 30, 2026 compared to December 31, 2025 primarily due to net income in excess of common stockholder dividends in the period, partially offset by share repurchases and an increase in net unrealized losses on fixed maturities, AFS.
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
Cash Flow [1]

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$2,234	$2,276
Net cash used for investing activities	$(883)	$(1,144)
Net cash used for financing activities	$(1,297)	$(1,151)
Cash and restricted cash– end of period	$203	$219
[1] Cash activities include cash flows from Discontinued Operations; see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations
Cash provided by operating activities decreased in 2026 as compared to the prior year period primarily driven by higher operating expenses, including increased commissions and staffing costs, and an increase in P&C loss and loss adjustment expenses paid, partially offset by an increase in P&C and Employee Benefits premiums received.
Cash used for investing activities decreased in 2026 due to more cash used in financing activities and lower cash generated from operating activities.
Cash used for financing activities increased in 2026 as compared to the prior year period primarily driven by an increase in treasury stock acquired through share repurchases and an increase in dividends paid on common stock.
Operating cash flows for the six months ended June 30, 2026 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of July 22, 2026
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA-	A1
Navigators Insurance Company	A+	AA-	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc. senior debt	a	A-	A3
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2026	$14,437	$2,674	$17,111
Statutory income	1,402	285	1,687
Dividends to parent	(1,084)	(439)	(1,523)
Other items	25	(18)	7
Net change to U.S. statutory capital	343	(172)	171
U.S statutory capital at June 30, 2026	$14,780	$2,502	$17,282
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acronyms

A&E	Asbestos and Environmental	HIMCO	Hartford Investment Management Company
ABS	Asset-Backed Securities	HLA	Hartford Life and Accident Insurance Company
ACL	Allowance for Credit Losses	IBNR	Incurred But Not Reported
ADC	Adverse Development Cover	IT	Information Technology
AFS	Available-For-Sale	LAE	Loss Adjustment Expense
ALAE	Allocated Loss Adjustment Expenses	LCL	Liability for Credit Losses
AOCI	Accumulated Other Comprehensive Income (Loss)	LTD	Long-Term Disability
CAY	Current Accident Year	LTV	Loan-to-Value
CLOs	Collateralized Loan Obligations	MD&A	Management's Discussion and Analysis of Financial Conditions and Results of Operations
CMBS	Commercial Mortgage-Backed Securities	NAIC	National Association of Insurance Commissioners
CODM	Chief Operating Decision Maker	NICO	National Indemnity Company, a subsidiary of Berkshire Hathaway Inc. (“Berkshire”)
CPRI	Credit and Political Risk Insurance	NM	Not Meaningful
DAC	Deferred Policy Acquisition Costs	OCI	Other Comprehensive Income
DLR	Disabled Life Reserve	OTC	Over-the-Counter
D&O	Directors and Officers	P&C	Property and Casualty
DSCR	Debt Service Coverage Ratio	PV&T	Political Violence and Terrorism
ERCC	Enterprise Risk and Capital Committee	PYD	Prior Accident Year Development
ESPP	The Hartford Employee Stock Purchase Plan	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	RMBS	Residential Mortgage-Backed Securities
FHCF	Florida Hurricane Catastrophe Fund	ROE	Return on Equity
FHLBB	Federal Home Loan Bank of Boston	SEC	Securities and Exchange Commission
FVO	Fair Value Option	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TRIPRA	Terrorism Risk Insurance Program Reauthorization Act
HHI	Hartford Holdings, Inc.	ULAE	Unallocated Loss Adjustment Expenses
HIG	The Hartford Insurance Group, Inc.

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2026.
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

Repurchases of common stock by the Company during the quarter ended June 30, 2026 are set forth below. During the period from July 1, 2026 to July 22, 2026, the Company repurchased 0.8 million common shares for $109.

Repurchases of Common Stock by the Issuer for the Three Months Ended June 30, 2026
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
				(in millions)
April 1, 2026 - April 30, 2026	1,156,215	$139.22	1,152,972	$939
May 1, 2026 - May 31, 2026	1,363,019	$134.96	1,348,242	$759
June 1, 2026 - June 30, 2026	867,852	$129.60	864,940	$648
Total	3,387,086	$135.04	3,366,154
[1]Includes 20,932 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $137.05 in employee tax withholding obligations related to net share settlements in the three months ended June 30, 2026.
[2]Average price paid per share includes the purchase price of shares acquired and direct costs to acquire shares, including commissions and accrued 1% excise taxes.
[3]On July 25, 2024, the Board of Directors approved a share repurchase authorization for up to $3.3 billion effective from August 1, 2024 to December 31, 2026. In addition, on July 23, 2026, the Board of Directors approved a share repurchase authorization for up to $4.2 billion effective from August 1, 2026 to December 31, 2028, which is not reflected in the table above. The timing of any repurchases is dependent on several factors, including the market price of the Company's securities, the Company's capital position, consideration of the effect of any repurchases on the Company's financial strength or credit ratings, the Company's blackout periods, and other considerations. Share repurchase authorization does not include commissions or 1% excise tax costs.
Item 5.
Other Information
The Rule 10b5-1 trading arrangement adopted by Adin M. Tooker, President, on August 25, 2025 became fully exercised and therefore terminated on May 27, 2026.

Part II - Item 6. Exhibits
Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended June 30, 2026
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford Insurance Group, Inc. ("The Hartford"), as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.
**	Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	July 23, 2026	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)