Form 10-Q
period 2026-09-30
HARTFORD INSURANCE GROUP, INC.
filed 2026-10-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 23, 2026, there were outstanding 267,413,397 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Insurance Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026
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

Item 1.
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Hartford Insurance Group, Inc.
Hartford, Connecticut

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Insurance Group, Inc. and subsidiaries (the "Company") as of September 30, 2026, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Hartford, Connecticut
October 26, 2026

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions, except for per share data)	(Unaudited)
Revenues
Earned premiums	$6,351	$6,093	$18,775	$17,889
Fee income	87	84	260	256
Net investment income	850	755	2,384	2,065
Net realized losses	(116)	(17)	(104)	(85)
Other revenues	48	31	109	83
Total revenues	7,220	6,946	21,424	20,208
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,713	3,793	11,792	11,505
Amortization of deferred policy acquisition costs ("DAC")	679	639	2,004	1,871
Insurance operating costs and other expenses	1,177	1,203	3,620	3,488
Interest expense	50	50	150	150
Amortization of other intangible assets	18	18	53	53
Total benefits, losses and expenses	5,637	5,703	17,619	17,067
Income from continuing operations before income taxes	1,583	1,243	3,805	3,141
Income tax expense	321	222	759	598
Income from continuing operations, net of tax	1,262	1,021	3,046	2,543
Income from discontinued operations, net of tax	61	59	431	162
Net income	1,323	1,080	3,477	2,705
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	$1,317	$1,074	$3,461	$2,689
Income from continuing operations, net of tax, available to common stockholders per common share
Basic	$4.65	$3.61	$11.09	$8.91
Diluted	$4.60	$3.56	$10.96	$8.78
Net income available to common stockholders per common share
Basic	$4.88	$3.82	$12.67	$9.48
Diluted	$4.82	$3.77	$12.52	$9.34

See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)	(Unaudited)
Net income	$1,323	$1,080	$3,477	$2,705
Other comprehensive income (loss) ("OCI"):
Change in net unrealized gain (loss) on fixed maturities, available-for-sale ("AFS")	(1,420)	373	(1,721)	883
Change in unrealized losses on fixed maturities with an allowance for credit losses ("ACL")	—	2	—	3
Change in net gain (loss) on cash flow hedging instruments	(76)	9	(108)	(25)
Change in foreign currency translation adjustments	—	(2)	—	14
Change in liability for future policy benefits adjustments	15	(7)	17	(11)
Change in pension and other postretirement plan adjustments	9	6	26	19
OCI, net of tax	(1,472)	381	(1,786)	883
Comprehensive income (loss)	$(149)	$1,461	$1,691	$3,588
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(in millions, except for share and per share data)	(Unaudited)
Assets
Investments:
Fixed maturities, AFS, at fair value (amortized cost of $48,913 and $46,871, and ACL of $19 and $16)	$45,902	$46,041
Fixed maturities, at fair value using the fair value option ("FVO Securities")	123	168
Equity securities, at fair value	535	422
Mortgage loans (net of ACL of $49 and $49)	7,181	6,837
Limited partnerships and other alternative investments	6,363	5,804
Other investments	226	218
Short-term investments	4,390	4,004
Total investments	64,720	63,494
Cash	123	122
Restricted cash	55	44
Accrued investment income	512	473
Premiums receivable and agents' balances (net of ACL of $165 and $142)	6,769	6,316
Reinsurance recoverables (net of allowance for uncollectible reinsurance of $72 and $69)	5,601	7,191
Deferred policy acquisition costs	1,493	1,347
Deferred income taxes, net	1,427	937
Goodwill	1,639	1,639
Property and equipment, net	864	924
Other intangible assets, net	504	556
Other assets	2,473	2,122
Assets held for sale	961	864
Total assets	$87,141	$86,029
Liabilities
Unpaid losses and loss adjustment expenses	$47,714	$46,268
Reserve for future policy benefits	421	444
Other policyholder funds and benefits payable	602	612
Unearned premiums	10,806	10,053
Long-term debt	4,375	4,371
Other liabilities	4,127	5,126
Liabilities held for sale	223	176
Total liabilities	68,268	67,050
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 13,800 shares issued at September 30, 2026 and December 31, 2025, aggregate liquidation preference of $345	334	334
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 326,960,228 shares issued at September 30, 2026 and December 31, 2025	3	3
Additional paid-in capital	524	549
Retained earnings	27,710	24,739
Treasury stock, at cost 58,618,516 and 50,036,826 shares	(5,855)	(4,589)
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	(3,843)	(2,057)
Total stockholders’ equity	18,873	18,979
Total liabilities and stockholders’ equity	$87,141	$86,029
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions, except for share and per share data)	(Unaudited)
Preferred Stock	$334	$334	$334	$334
Common Stock	3	3	3	3
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	503	527	549	578
Issuance of shares under incentive and stock compensation plans and other	(5)	(12)	(155)	(161)
Stock-based compensation plans expense	26	18	130	116
Additional Paid-in Capital, end of period	524	533	524	533
Retained Earnings
Retained Earnings, beginning of period	26,553	22,850	24,739	21,531
Net income	1,323	1,080	3,477	2,705
Dividends declared on preferred stock	(6)	(6)	(16)	(16)
Dividends declared on common stock	(160)	(145)	(490)	(441)
Retained Earnings, end of period	27,710	23,779	27,710	23,779
Treasury Stock, at cost
Treasury Stock, at cost, beginning of period	(5,389)	(3,812)	(4,589)	(3,113)
Treasury stock acquired	(480)	(404)	(1,389)	(1,212)
Issuance of shares under incentive and stock compensation plans from treasury stock and other	16	22	200	200
Net shares acquired related to employee incentive and stock compensation plans	(2)	(2)	(77)	(71)
Treasury Stock, at cost, end of period	(5,855)	(4,196)	(5,855)	(4,196)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(2,371)	(2,384)	(2,057)	(2,886)
Total other comprehensive income (loss)	(1,472)	381	(1,786)	883
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(3,843)	(2,003)	(3,843)	(2,003)
Total Stockholders’ Equity	$18,873	$18,450	$18,873	$18,450

Preferred Shares Outstanding	13,800	13,800	13,800	13,800
Common Shares Outstanding (in thousands)
Common Shares Outstanding, beginning of period	271,624	282,275	276,923	287,556
Treasury stock acquired	(3,430)	(3,139)	(10,093)	(9,894)
Issuance of shares under incentive and stock compensation plans and other	160	512	2,046	2,596
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(14)	(534)	(624)
Common Shares Outstanding, at end of period	268,342	279,634	268,342	279,634
Cash dividends declared per common share	$0.600	$0.520	$1.800	$1.560
Cash dividends declared per preferred share	$375.00	$375.00	$1,125.00	$1,125.00
See Notes to Condensed Consolidated Financial Statements.

The Hartford Insurance Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating Activities	(Unaudited)
Net income	$3,477	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses	99	71
Amortization of deferred policy acquisition costs	2,004	1,871
Additions to deferred policy acquisition costs	(2,150)	(2,011)
Depreciation and amortization	328	261
Other operating activities, net	137	151
Change in assets and liabilities:
Decrease in reinsurance recoverables	1,585	45
Net change in accrued and deferred income taxes	(211)	(24)
Increase in insurance liabilities	2,183	2,159
Net change in premiums receivable and agents' balances	(531)	(634)
Net change in other assets and other liabilities	(1,736)	(480)
Net cash provided by operating activities	5,185	4,114
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, AFS	8,373	7,617
FVO securities	—	109
Equity securities, at fair value	78	184
Mortgage loans	1,150	1,055
Limited partnership and other alternative investments	225	167
Payments for the purchase of:
Fixed maturities, AFS	(9,698)	(9,276)
FVO securities	(2)	(16)
Equity securities, at fair value	(86)	(92)
Mortgage loans	(1,468)	(1,268)
Limited partnership and other alternative investments	(766)	(698)
Net payments for derivatives	(266)	(11)
Net disposals (additions) of property and equipment	134	(123)
Net payments for short-term investments	(796)	(45)
Other investing activities, net	(102)	(62)
Net cash used for investing activities	(3,224)	(2,459)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	125	93
Withdrawals and other deductions from investment and universal life-type contracts	(129)	(89)
Net return of shares under incentive and stock compensation plans, including related excise tax benefit	(26)	(22)
Treasury stock acquired, including related excise tax paid	(1,391)	(1,215)
Dividends paid on preferred stock	(16)	(16)
Dividends paid on common stock	(496)	(446)
Net cash used for financing activities	(1,933)	(1,695)
Foreign exchange rate effect on cash	(10)	12
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	18	(28)
Less: Net increase (decrease) in cash classified within assets held for sale	(6)	—
Net increase (decrease) in cash and restricted cash	12	(28)
Cash and restricted cash – beginning of period	166	234
Cash and restricted cash– end of period	$178	$206
Supplemental Disclosure of Cash Flow Information
Interest paid	$161	$164
See Notes to Condensed Consolidated Financial Statements.

Table of Contents	Note 1 - Basis of Presentation and Significant Accounting Policies
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
On October 13, 2026, Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of the Company, completed the acquisition of Equitable Holdings, Inc.'s employee benefits business. The acquired business is not reflected in the accompanying September 30, 2026 Condensed Consolidated Financial Statements and will be reflected in the Company’s Consolidated Financial Statements beginning on the acquisition date in the fourth quarter of 2026. The transaction is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
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
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held for sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Components are identified as discontinued operations if they are a major part of an entity's operations and financial results such as a separate major line of business or a separate major geographical area of operations. Hartford Funds has met the criteria for reporting as discontinued operations and is reported in the Corporate category until closing.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

2. Earnings Per Common Share

Computation of Basic and Diluted Earnings per Common Share
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2026	2025	2026	2025
Earnings
Income from continuing operations, net of tax	$1,262	$1,021	$3,046	$2,543
Income from discontinued operations, net of tax	61	59	431	162
Net income	$1,323	$1,080	$3,477	$2,705
Less: Preferred stock dividends	6	$6	16	$16
Net income available to common stockholders	$1,317	$1,074	$3,461	$2,689
Shares
Weighted average common shares outstanding, basic	270.0	280.9	273.1	283.7
Dilutive effect of stock-based awards under compensation plans	3.1	4.1	3.4	4.1
Weighted average common shares outstanding and dilutive potential common shares	273.1	285.0	276.5	287.8
Net income available to common stockholders per common share
Basic
Income from continuing operations, net of tax, available to common stockholders	$4.65	$3.61	$11.09	$8.91
Income from discontinued operations, net of tax, available to common stockholders	0.23	0.21	1.58	0.57
Net income available to common stockholders	$4.88	$3.82	$12.67	$9.48
Diluted
Income from continuing operations, net of tax, available to common stockholders	$4.60	$3.56	$10.96	$8.78
Income from discontinued operations, net of tax, available to common stockholders	$0.22	$0.21	$1.56	$0.56
Net income available to common stockholders	$4.82	$3.77	$12.52	$9.34

Table of Contents	Note 3 - Segment Information
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

Segment Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Business Insurance
Workers’ compensation	$954	$938	$2,808	$2,773
General liability	703	633	2,013	1,826
Marine	75	72	220	209
Package business	746	683	2,170	1,961
Commercial property	385	372	1,140	1,066
Professional liability	218	224	643	638
Bond	89	88	262	256
Assumed reinsurance	242	218	708	660
Commercial automobile	375	323	1,082	932
Business Insurance earned premium and fee income	3,787	3,551	11,046	10,321
Net investment income	589	519	1,650	1,405
Net realized losses	(117)	(26)	(124)	(70)
Other revenue [1]	—	—	1	2
Total Business Insurance	4,259	4,044	12,573	11,658
Personal Insurance
Personal automobile	587	639	1,777	1,897
Homeowners	334	319	971	907
Personal Insurance earned premium and fee income [2]	921	958	2,748	2,804
Net investment income	67	67	196	182
Net realized losses	(15)	(4)	(15)	(10)
Other revenue	24	25	71	69
Total Personal Insurance	997	1,046	3,000	3,045
P&C Other Operations
Net investment income	22	19	64	56
Net realized losses	(4)	—	(4)	(2)
Total P&C Other Operations	18	19	60	54
Employee Benefits
Group disability	944	890	2,851	2,689
Group life	641	648	1,954	1,942
Other	134	120	404	358
Employee Benefits premium and other considerations	1,719	1,658	5,209	4,989
Net investment income	154	136	422	380
Net realized gains (losses)	15	(8)	13	(28)
Total Employee Benefits	1,888	1,786	5,644	5,341
Total segment revenues	$7,162	$6,895	$21,277	$20,098
[1]Other revenues for Business Insurance includes revenues from equity method investments that are not considered revenues from contracts with customers in the table below.
[2]For the three months ended September 30, 2026 and 2025, AARP members accounted for earned premiums of $794 and $855, respectively. For the nine months ended September 30, 2026 and 2025, AARP members accounted for earned premiums of $2.40 billion and $2.52 billion

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Segment Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Business Insurance
Current accident year losses and loss adjustment expenses ("LAE") before catastrophes	$2,262	$2,051	$6,440	$5,894
Current accident year catastrophe losses and LAE	106	39	406	433
Prior accident year development of losses and LAE	(61)	(60)	(83)	(289)
Amortization of DAC	600	559	1,767	1,636
Insurance operating costs	536	546	1,633	1,565
Amortization of other intangible assets	7	7	21	21
Dividends to policyholders	10	12	34	33
Total Business Insurance	3,460	3,154	10,218	9,293
Personal Insurance
Current accident year losses and LAE before catastrophes	558	610	1,627	1,758
Current accident year catastrophe losses and LAE	92	31	244	316
Prior accident year development of losses and LAE	(36)	(43)	(130)	(123)
Amortization of DAC	70	72	211	210
Insurance operating costs	174	180	529	534
Amortization of other intangible assets	1	1	2	2
Total Personal Insurance	859	851	2,483	2,697
P&C Other Operations
Prior accident year development of losses and LAE	(497)	—	(533)	—
Insurance operating costs	2	2	6	6
Total P&C Other Operations	(495)	2	(527)	6
Employee Benefits
Group disability losses	721	628	2,136	1,866
Group life losses	498	481	1,470	1,478
Group losses - other	68	54	210	168
Amortization of DAC	9	8	26	25
Insurance operating costs and other expenses	417	425	1,273	1,238
Amortization of other intangible assets	10	10	30	30
Total Employee Benefits	1,723	1,606	5,145	4,805
Total significant segment expenses	$5,547	$5,613	$17,319	$16,801

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended September 30, 2026
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,787	$921	$—	$1,719	$6,427	$11	$6,438
Net investment income	589	67	22	154	832	18	850
Net realized gains (losses)	(117)	(15)	(4)	15	(121)	5	(116)
Other revenue [1]	—	24	—	—	24	24	48
Total Revenues	4,259	997	18	1,888	7,162	58	7,220
Significant segment expenses	3,460	859	(495)	1,723	5,547		5,547
Other segment expenses (income) [2]	3	19	—	—	22		22
Corporate expenses						68	68
Income tax expense (benefit)	159	26	107	33	325	(4)	321
Income (loss) from continuing operations, net of tax	637	93	406	132	1,268	(6)	1,262
Income from discontinued operations, net of tax						61	61
Net income	$637	$93	$406	$132	$1,268	$55	$1,323

Other segment disclosures:
Amortization of DAC	$600	$70	$—	$9	$679	$—	$679
Amortization of other intangibles	$7	$1	$—	$10	$18	$—	$18

Segment/Category Summary For the Nine Months Ended September 30, 2026
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$11,046	$2,748	$—	$5,209	$19,003	$32	$19,035
Net investment income	1,650	196	64	422	2,332	52	2,384
Net realized (gains) losses	(124)	(15)	(4)	13	(130)	26	(104)
Other revenue [1]	1	71	—	—	72	37	109
Total Revenues	12,573	3,000	60	5,644	21,277	147	21,424
Significant segment expenses	10,218	2,483	(527)	5,145	17,319		17,319
Other segment expenses (income) [2]	4	61	—	—	65		65
Corporate expenses						235	235
Income tax expense (benefit)	474	94	122	102	792	(33)	759
Income (loss) from continuing operations, net of tax	1,877	362	465	397	3,101	(55)	3,046
Income from discontinued operations, net of tax						431	431
Net income	$1,877	$362	$465	$397	$3,101	$376	$3,477

Other segment disclosures:
Amortization of DAC	$1,767	$211	$—	$26	$2,004	$—	$2,004
Amortization of other intangibles	$21	$2	$—	$30	$53	$—	$53

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Segment/Category Summary For the Three Months Ended September 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$3,551	$958	$—	$1,658	$6,167	$10	$6,177
Net investment income	519	67	19	136	741	14	755
Net realized gains (losses)	(26)	(4)	—	(8)	(38)	21	(17)
Other revenue [1]	—	25	—	—	25	6	31
Total Revenues	4,044	1,046	19	1,786	6,895	51	6,946
Significant segment expenses	3,154	851	2	1,606	5,613		5,613
Other segment expenses [2]	—	21	1	—	22		22
Corporate expenses						68	68
Income tax expense (benefit)	180	35	4	36	255	(33)	222
Income from continuing operations, net of tax	710	139	12	144	1,005	16	1,021
Income from discontinued operations, net of tax						59	59
Net income	$710	$139	$12	$144	$1,005	$75	$1,080

Other segment disclosures:
Amortization of DAC	$559	$72	$—	$8	$639	$—	$639
Amortization of other intangibles	$7	$1	$—	$10	$18	$—	$18

Segment/Category Summary For the Nine Months Ended September 30, 2025
	Reportable Segments
	Business Insurance	Personal Insurance	P&C Other Operations	Employee Benefits	Total Reportable Segments	Corporate	Consolidated
Earned premium and fee income from external customers	$10,321	$2,804	$—	$4,989	$18,114	$31	$18,145
Net investment income	1,405	182	56	380	2,023	42	2,065
Net realized gains (losses)	(70)	(10)	(2)	(28)	(110)	25	(85)
Other revenue [1]	2	69	—	—	71	12	83
Total Revenues	11,658	3,045	54	5,341	20,098	110	20,208
Significant segment expenses	9,293	2,697	6	4,805	16,801		16,801
Other segment expenses [2]	4	55	1	—	60		60
Corporate expenses						206	206
Income tax expense (benefit)	478	58	9	109	654	(56)	598
Income (loss) from continuing operations, net of tax	1,883	235	38	427	2,583	(40)	2,543
Income from discontinued operations, net of tax						162	162
Net income	$1,883	$235	$38	$427	$2,583	$122	$2,705

Other segment disclosures:
Amortization of DAC	$1,636	$210	$—	$25	$1,871	$—	$1,871
Amortization of other intangibles	$21	$2	$—	$30	$53	$—	$53
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

Table of Contents	Note 3 - Segment Information
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets
	September 30, 2026	December 31, 2025
Business Insurance	$59,852	$57,468
Personal Insurance	6,144	6,445
Property & Casualty Other Operations	3,187	4,354
Employee Benefits	13,327	13,564
Total Reportable Segments	82,510	81,831
Corporate	4,631	4,198
Total assets	$87,141	$86,029

Non-Insurance Revenue from Contracts with Customers
		Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue Line Item	2026	2025	2026	2025
Business Insurance
Installment billing fees	Fee income	$12	$11	$36	$33
Personal Insurance
Installment billing fees	Fee income	7	8	22	24
Insurance servicing revenues	Other revenues	24	25	71	69
Employee Benefits
Administrative services	Fee income	57	55	170	168
Corporate
Investment management and other fees	Fee income	11	10	32	31
Total non-insurance revenues with customers		$111	$109	$331	$325
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities ("ABS")	$4,833	$—	$4,585	$248
Collateralized loan obligations ("CLOs")	3,652	—	3,337	315
Commercial mortgage-backed securities ("CMBS")	1,605	—	1,523	82
Corporate	23,517	—	20,621	2,896
Foreign government/government agencies	438	—	438	—
Municipal	3,902	—	3,902	—
Residential mortgage-backed securities ("RMBS")	5,685	—	5,629	56
U.S. Treasuries	2,270	290	1,980	—
Total fixed maturities, AFS	45,902	290	42,015	3,597
FVO securities	123	—	—	123
Equity securities, at fair value [1]	535	406	5	124
Derivative assets
Credit derivatives	(17)	—	(17)	—
Foreign exchange derivatives	9	—	9	—
Interest rate derivatives	1	—	1	—
Total derivative assets [2]	(7)	—	(7)	—
Short-term investments	4,390	193	3,709	488
Total assets accounted for at fair value on a recurring basis [3]	$50,943	$889	$45,722	$4,332
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Credit derivatives	$17	$—	$17	$—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	(4)	—	(4)	—
Total derivative liabilities [4]	14	—	14	—
Total liabilities accounted for at fair value on a recurring basis	$14	$—	$14	$—

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$4,663	$—	$4,496	$167
CLOs	3,316	—	3,099	217
CMBS	2,328	—	2,213	115
Corporate	23,076	—	20,210	2,866
Foreign government/government agencies	447	—	447	—
Municipal	4,652	—	4,652	—
RMBS	6,178	—	6,171	7
U.S. Treasuries	1,381	164	1,217	—
Total fixed maturities, AFS	46,041	164	42,505	3,372
FVO securities	168	—	—	168
Equity securities, at fair value [1]	422	311	5	106
Derivative assets
Foreign exchange derivatives	20	—	20	—
Total derivative assets [2]	20	—	20	—
Short-term investments	4,004	491	3,131	382
Total assets accounted for at fair value on a recurring basis [3]	$50,655	$966	$45,661	$4,028
Liabilities accounted for at fair value on a recurring basis
Derivative liabilities
Foreign exchange derivatives	$(17)	$—	$(17)	$—
Interest rate derivatives	(3)	—	(3)	—
Total derivative liabilities [4]	(20)	—	(20)	—
Total liabilities accounted for at fair value on a recurring basis	$(20)	$—	$(20)	$—
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
[3]Excludes Level 1 assets of $139 and $179 and Level 2 assets of $326 and $240, respectively, that were reclassified to assets held-for-sale as of September 30, 2026 and December 31, 2025.
[4]Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.
The Company has overseas deposits included in other investments of $86 and $87 as of September 30, 2026 and December 31, 2025, respectively, which are measured at fair value using the net asset value as a practical expedient.
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
•Independent broker quotes, which are typically non-binding, use inputs that can be difficult to corroborate with observable market-based data. Brokers may use present value techniques using assumptions specific to the security types, or they may use recent transactions of similar securities. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on independent broker quotes are classified as Level 3. As of September 30, 2026 and December 31, 2025, no significant adjustments were made by the Company to broker prices received.
•Internal valuation models are used when third-party pricing or independent broker quotes are not available. These internally developed models incorporate market-based credit spreads from independent public security indexes reflective of comparable quality, maturity, and sector, adjusted for the non-public nature of the security. Model assumptions and inputs are reviewed and updated, as applicable, based on available market information and investment-specific developments that market participants would consider when determining fair value. These securities are classified as Level 3 since they are not observable in the marketplace.
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
Valuation Controls
The process for determining the fair value of investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company. The purpose of the Valuation Committee is to provide oversight of the pricing policy, procedures, and controls, including approval of valuation methodologies and pricing sources. The Valuation Committee reviews market data trends, pricing statistics and trading statistics to ensure that prices are reasonable and consistent with our fair value framework. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews. Controls include, but are not limited to, reviewing daily and monthly price changes, stale prices, and missing prices and comparing new trade prices to third-party pricing services, weekly price changes to published bond index prices, and daily OTC derivative market valuations to counterparty valuations. The Company has a dedicated pricing group that works with trading and investment professionals to challenge prices received by a third-party pricing source if the Company believes that the valuation received does not accurately reflect the fair value. New valuation models and changes to current models require approval by the Valuation Committee, including updates for investment-specific developments and changes in market conditions, as applicable. In addition, the Company’s enterprise-wide Operational Risk Management function provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
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

Other inputs for privately traded investments and below investment grade privately placed securities:
• Credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
• Investment-specific developments and changes in market conditions, as applicable
U.S. Treasuries, Municipals, and Foreign government/government agencies
• Benchmark yields and spreads
• Issuer credit default swap curves
• Political events in emerging market economies
• Municipal Securities Rulemaking Board reported trades and material event notices
• Issuer financial statements	• Credit spreads beyond observable curve • Interest rates beyond observable curve
Equity Securities
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable • Private company financials
Short-term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	• Independent broker quotes • For privately traded investments, credit spreads for public securities of similar quality, maturity, and sector, adjusted for non-public nature
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	• Not applicable
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	• Not applicable
Interest rate derivatives
• Swap yield curve	• Not applicable
Equity derivatives
• Equity index levels	• Not applicable

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input		Minimum		Maximum		Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2026
ABS	$248	Discounted cash flows	Spread		600 bps		1,005 bps		690 bps	Decrease
CLOs	$315	Discounted cash flows	Spread		279 bps		1,005 bps		548 bps	Decrease
CMBS [3]	$82	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		100 bps		841 bps		443 bps	Decrease
Corporate [4]	$2,765	Discounted cash flows	Spread		79 bps		1,150 bps		287 bps	Decrease
RMBS	$56	Discounted cash flows	Spread [6]		80 bps		198 bps		104 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		2%		3%		2%	Decrease
			Loss severity [6]		40%		55%		48%	Decrease
Equity Securities	$82	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	15	Discounted cash flows	Spread		1,530 bps		1,530 bps		1,530 bps	Decrease
Short-term investments	$488	Discounted cash flows	Spread		169 bps		242 bps		177 bps	Decrease

As of December 31, 2025
ABS	$167	Discounted cash flows	Spread		434 bps		843 bps		530 bps	Decrease
CLOs	$217	Discounted cash flows	Spread		270 bps		1,021 bps		544 bps	Decrease
CMBS [3]	$115	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)		245 bps		1,000 bps		397 bps	Decrease
Corporate [4]	$2,765	Discounted cash flows	Spread		88 bps		811 bps		289 bps	Decrease
RMBS	$7	Discounted cash flows	Spread [6]		88 bps		551 bps		172 bps	Decrease
			Constant prepayment rate [6]		2%		5%		4%	Decrease [5]
			Constant default rate [6]		1%		5%		2%	Decrease
			Loss severity [6]		37%		80%		50%	Decrease
Equity Securities	$56	Adjusted Cost	Private company financials		N/A		N/A		N/A	Increase
	$14	Discounted cash flows	Spread	1,370	bps	1,370	bps	1,370	bps	Decrease
Short-term investments	$382	Discounted cash flows	Spread		164 bps		186 bps		177 bps	Decrease
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
The table above excludes certain securities for which fair values are predominately based on independent broker quotes. As of September 30, 2026 and December 31, 2025, the fair values of the Company's level 3 derivatives were less than $1 for both periods.

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

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2026
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2026	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2026
Assets
Fixed maturities, AFS
ABS	$175	$—	$(7)	$86	$(5)	$(1)	$—	$—	$248
CLOs	200	—	—	190	—	—	—	(75)	315
CMBS	97	(4)	1	—	(1)	(11)	—	—	82
Corporate	2,916	(3)	(26)	239	(229)	(1)	—	—	2,896
RMBS	15	—	—	53	(1)	—	—	(11)	56
Total fixed maturities, AFS	3,403	(7)	(32)	568	(236)	(13)	—	(86)	3,597
FVO securities	125	—	—	1	(3)	—	—	—	123
Equity securities, at fair value	124	—	—	—	—	—	—	—	124
Short-term investments	709	—	—	217	(351)	(87)	—	—	488
Total Assets	$4,361	$(7)	$(32)	$786	$(590)	$(100)	$—	$(86)	$4,332

Fair Value Rollforwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2026
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2026	Included in net income [1]	Included in OCI [2]	Purchases	Settlements	Sales	Transfers into Level 3 [3]	Transfers out of Level 3 [3]	Fair value as of September 30, 2026
Assets
Fixed maturities, AFS
ABS	$167	$—	$(10)	$116	$(13)	$(1)	$—	$(11)	$248
CLOs	217	—	(1)	372	—	—	—	(273)	315
CMBS	115	(11)	5	—	(13)	(18)	4	—	82
Corporate	2,866	(3)	(59)	708	(584)	(9)	—	(23)	2,896
RMBS	7	—	—	64	(4)	—	—	(11)	56
Total fixed maturities, AFS	3,372	(14)	(65)	1,260	(614)	(28)	4	(318)	3,597
FVO securities	168	(37)	—	2	(10)	—	—	—	123
Equity securities, at fair value	106	(2)	—	30	—	—	—	(10)	124
Short-term investments	382	—	(1)	1,278	(910)	(261)	—	—	488
Total Assets	$4,028	$(53)	$(66)	$2,570	$(1,534)	$(289)	$4	$(328)	$4,332

Table of Contents	Note 4 - Fair Value Measurements
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

Table of Contents	Note 4 - Fair Value Measurements
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Changes in Unrealized Gains (Losses) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]		Changes in Unrealized Gain/(Loss) included in Net Income [1] [2]		Changes in Unrealized Gain/(Loss) included in OCI [3]
Assets
Fixed maturities, AFS
ABS	$—	$—	$(7)	$—	$(1)	$—	$(10)	$1
CLOs	—	—	—	—	$—	$—	$(1)	$—
CMBS	—	—	(2)	2	—	—	(2)	5
Corporate	(3)	—	(28)	2	(3)	3	(61)	60
Total fixed maturities, AFS	(3)	—	(37)	4	(4)	3	(74)	66
FVO securities	—	7	—	—	(37)	(10)	—	—
Equity securities, at fair value	—	—	—	—	(2)	—	—	—
Total Assets	$(3)	$7	$(37)	$4	$(43)	$(7)	$(74)	$66
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
As of September 30, 2026 and December 31, 2025, the fair value of assets using the fair value option was $123 and $168, respectively. For the three and nine months ended September 30, 2026, net realized losses related to the change in fair value of assets using the fair value option were $0 and $(37), respectively. For the three and nine months ended September 30, 2025, net realized losses related to the change in fair value of assets using the fair value option were $7 and $(10), respectively.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	September 30, 2026			December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value	Fair Value Hierarchy Level	Carrying Amount [1]	Fair Value
Assets
Mortgage loans	Level 3	$7,181	$6,776	Level 3	$6,837	$6,607
Liabilities
Other policyholder funds and benefits payable	Level 3	$602	$602	Level 3	$612	$613
Senior notes [2]	Level 2	$3,876	$3,191	Level 2	$3,872	$3,528
Junior subordinated debentures [2]	Level 2	$499	$497	Level 2	$499	$473
[1]As of both September 30, 2026 and December 31, 2025, the carrying amount of mortgage loans is net of ACL of $49.
[2]Included in long-term debt in the Condensed Consolidated Balance Sheets, except for any current maturities, which are included in short-term debt when applicable.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
5. Investments

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2026	2025	2026	2025
Gross gains on sales of fixed maturities	$7	$17	$35	$49
Gross losses on sales of fixed maturities	(25)	(38)	(91)	(108)
Equity securities [1]
Net realized gains (losses) on sales of equity securities	—	—	—	1
Change in net unrealized gains (losses) of equity securities	(27)	22	77	36
Net realized and unrealized gains (losses) on equity securities	(27)	22	77	37
Net credit losses on fixed maturities, AFS	(4)	—	(4)	2
Change in ACL on mortgage loans	—	(6)	—	(6)
Other, net [2]	(67)	(12)	(121)	(59)
Net realized gains (losses)	$(116)	$(17)	$(104)	$(85)
[1]The change in net unrealized gains (losses) on equity securities still held as of September 30, 2026, and included in net realized gains (losses) were $(26) and $78 for the three and nine months ended September 30, 2026, respectively. The change in net unrealized gains on equity securities still held as of September 30, 2025, and included in net realized gains were $22 and $36 for the three and nine months ended September 30, 2025, respectively.
[2]For the three and nine months ended September 30, 2026, includes losses from transactional foreign currency revaluation of $(1) and $(4), respectively, and losses on non-qualifying derivatives of $(117) and $(122), respectively. For the three and nine months ended September 30, 2025, includes losses from transactional foreign currency revaluation of $7 and $(11), respectively, and losses on non-qualifying derivatives of $(5) and $(16), respectively.
Proceeds from the sales of fixed maturities, AFS totaled $1.2 billion and $4.2 billion for the three and nine months ended September 30, 2026, respectively, and $1.6 billion and $4.3 billion for the three and nine months ended September 30, 2025. Non-cash investing activities for both the three and nine months ended September 30, 2026, included $211 related to a reclass from short-term investments to fixed maturities, AFS driven by an extension. Non-cash investing activities for both the three and nine months ended September 30, 2025 included $17 related to the exchange of equity securities for limited partnerships and other alternative investments.
Accrued Investment Income on Fixed Maturities, AFS and Mortgage Loans
As of September 30, 2026 and December 31, 2025, the Company reported accrued investment income related to fixed maturities, AFS of $476 and $439, respectively, and accrued investment income related to mortgage loans of $27 and $25, respectively. These amounts are not included in the carrying value of the fixed maturities or mortgage loans. Investment income on fixed maturities and mortgage loans is accrued unless it is past due over 90 days or management deems the interest uncollectible. The Company does not include the current accrued investment income balance when estimating the ACL. The Company has a policy to write-off accrued investment income balances that are more than 90 days past due. Write-offs of accrued investment income are recorded as a credit loss component of net realized gains and losses.
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

ACL on Fixed Maturities, AFS by Type
	Three Months Ended September 30,
	2026				2025
(Before tax)	Corporate	CLOs	CMBS	Total	CMBS	Total
Balance as of beginning of period	$—	$2	$14	$16	$14	$14
Credit losses on fixed maturities where an allowance was not previously recorded	4	—	—	4	—	—
Reduction due to sales	—	—	(1)	(1)	—	—
Balance as of end of period	$4	$2	$13	$19	$14	$14

ACL on Fixed Maturities, AFS by Type
	Nine Months Ended September 30,
	2026				2025
(Before tax)	Corporate	CLOs	CMBS	Total	Corporate	CMBS	Total
Balance as of beginning of period	$—	$2	$14	$16	$3	$13	$16
Credit losses on fixed maturities where an allowance was not previously recorded	4	—	—	4	—	—	—
Reduction due to sales	—	—	(1)	(1)	—	—	—
Net increases (decreases) on fixed maturities where an allowance was previously recorded	—	—	—	—	(3)	1	(2)
Balance as of end of period	$4	$2	$13	$19	$—	$14	$14
Fixed Maturities, AFS

Fixed Maturities, AFS, by Type
	September 30, 2026					December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ABS	$4,933	$—	$5	$(105)	$4,833	$4,628	$—	$51	$(16)	$4,663
CLOs	3,652	(2)	5	(3)	3,652	3,310	(2)	9	(1)	3,316
CMBS	1,781	(13)	18	(181)	1,605	2,468	(14)	24	(150)	2,328
Corporate	25,083	(4)	42	(1,604)	23,517	23,305	—	375	(604)	23,076
Foreign govt./govt. agencies	450	—	2	(14)	438	440	—	9	(2)	447
Municipal	4,341	—	19	(458)	3,902	4,831	—	89	(268)	4,652
RMBS	6,147	—	1	(463)	5,685	6,372	—	50	(244)	6,178
U.S. Treasuries	2,526	—	—	(256)	2,270	1,517	—	3	(139)	1,381
Total fixed maturities, AFS	$48,913	$(19)	$92	$(3,084)	$45,902	$46,871	$(16)	$610	$(1,424)	$46,041

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Fixed Maturities, AFS, by Contractual Maturity Year
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,573	$1,567	$1,174	$1,179
Over one year through five years	10,480	10,246	9,725	9,791
Over five years through ten years	9,334	8,769	9,046	9,055
Over ten years	11,013	9,545	10,148	9,531
Subtotal	32,400	30,127	30,093	29,556
Mortgage-backed and asset-backed securities	16,513	15,775	16,778	16,485
Total fixed maturities, AFS	$48,913	$45,902	$46,871	$46,041
Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Due to the potential for variability in payment speeds (i.e., prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity as of September 30, 2026 or December 31, 2025 other than U.S. government securities and certain U.S. government agencies.
Unrealized Losses on Fixed Maturities, AFS

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of September 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$3,330	$(85)	$184	$(20)	$3,514	$(105)
CLOs	572	(3)	—	—	572	(3)
CMBS	274	(11)	1,221	(170)	1,495	(181)
Corporate	14,567	(719)	5,834	(885)	20,401	(1,604)
Foreign govt./govt. agencies	310	(10)	12	(4)	322	(14)
Municipal	1,820	(110)	1,647	(348)	3,467	(458)
RMBS	3,564	(137)	1,819	(326)	5,383	(463)
U.S. Treasuries	1,022	(66)	541	(190)	1,563	(256)
Total fixed maturities, AFS in an unrealized loss position	$25,459	$(1,141)	$11,258	$(1,943)	$36,717	$(3,084)

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Unrealized Loss Aging for Fixed Maturities, AFS by Type and Length of Time as of December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$405	$(2)	$339	$(14)	$744	$(16)
CLOs	496	(1)	—	—	496	(1)
CMBS	119	(3)	1,852	(147)	1,971	(150)
Corporate	2,372	(34)	7,089	(570)	9,461	(604)
Foreign govt./govt. agencies	39	—	38	(2)	77	(2)
Municipal	407	(7)	2,286	(261)	2,693	(268)
RMBS	256	(1)	2,626	(243)	2,882	(244)
U.S. Treasuries	592	(11)	563	(128)	1,155	(139)
Total fixed maturities, AFS in an unrealized loss position	$4,686	$(59)	$14,793	$(1,365)	$19,479	$(1,424)
As of September 30, 2026, fixed maturities, AFS in an unrealized loss position consisted of 4,619 instruments and were primarily depressed due to higher interest rates since the purchase date. As of September 30, 2026, 92% of these fixed maturities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during the nine months ended September 30, 2026, was primarily attributable to higher interest rates.
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
There were no mortgage loans held-for-sale as of September 30, 2026 or December 31, 2025. For the three and nine months ended September 30, 2026 one office property mortgage loan with an amortized cost of $30 was granted a term extension of five years at a below-market rate with a borrower experiencing financial difficulties. The modified loan represents less than 1% of the portfolio and is current and performing in conjunction with the modified terms. For the three and nine months ended September 30, 2025, the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract or with borrowers experiencing financial difficulties.

ACL on Mortgage Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ACL as of beginning of period	$49	$43	$49	$44
Current period provision (release)	—	6	—	6
Current period gross write-offs	—	—	—	(1)
ACL as of September 30,	$49	$49	$49	$49
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 55% as of September 30, 2026, while the weighted-average LTV ratio at origination of these loans was 58%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan with property values based on appraisals updated no less than annually. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments and are updated no less than annually through reviews of underlying properties.

Mortgage Loans LTV & DSCR by Origination Year as of September 30, 2026
	2026		2025		2024		2023		2022		2021 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$—	—x	$—	—x	$—	—x	$—	—x	$—	—x	$125	0.85x	$125	0.85x
65% - 80%	—	—x	39	1.04x	77	1.46x	22	0.78x	146	2.40x	558	2.46x	842	2.25x
Less than 65%	837	1.82x	1,208	1.79x	609	1.60x	243	1.44x	455	3.17x	2,911	2.79x	6,263	2.33x
Total mortgage loans	$837	1.82x	$1,247	1.76x	$686	1.59x	$265	1.39x	$601	2.98x	$3,594	2.67x	$7,230	2.29x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Mortgage Loans LTV & DSCR by Origination Year as of December 31, 2025
	2025		2024		2023		2022		2021		2020 & Prior		Total
Loan-to-value	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost	Avg. DSCR	Amortized Cost [1]	Avg. DSCR
Greater than 80%	$30	1.83x	$—	—x	$—	—x	$—	—x	$36	0.98x	$164	1.39x	$230	1.38x
65% - 80%	56	1.53x	76	1.03x	23	0.83x	95	1.65x	444	2.72x	315	1.96x	1,009	2.14x
Less than 65%	1,123	1.80x	535	1.57x	401	1.40x	645	2.93x	993	3.10x	1,950	2.75x	5,647	2.44x
Total mortgage loans	$1,209	1.79x	$611	1.50x	$424	1.37x	$740	2.77x	$1,473	2.93x	$2,429	2.56x	$6,886	2.36x
[1]Amortized cost of mortgage loans excludes ACL of $49.

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Mortgage Loans by Region
	September 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
East North Central	$371	5.1%	$401	5.8%
Middle Atlantic	251	3.5%	275	4.0%
Mountain	919	12.7%	903	13.1%
New England	327	4.5%	351	5.1%
Pacific	1,421	19.7%	1,417	20.6%
South Atlantic	2,106	29.1%	2,005	29.1%
West North Central	152	2.1%	128	1.9%
West South Central	797	11.0%	720	10.4%
Other [1]	886	12.3%	686	10.0%
Total mortgage loans	7,230	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,181		$6,837
[1]Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2026		December 31, 2025
	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial
Industrial	$3,652	50.5%	$3,208	46.6%
Multifamily	2,138	29.6%	2,209	32.1%
Office	370	5.1%	399	5.8%
Retail [1]	990	13.7%	992	14.4%
Single Family	80	1.1%	78	1.1%
Total mortgage loans	7,230	100.0%	6,886	100.0%
ACL	(49)		(49)
Total mortgage loans, net of ACL	$7,181		$6,837
[1]Primarily comprised of grocery-anchored retail centers, with no exposure to regional shopping malls.
Past-Due Mortgage Loans
Mortgage loans are considered past due if a payment of principal or interest is not received according to the contractual terms of the loan agreement, which typically includes a grace period. As of September 30, 2026, the Company held one commercial mortgage loan that was past due over 90 days, with an amortized cost of $8 and an ACL of $4. The loan is on non-accrual status and is not accruing interest income. As of December 31, 2025, the Company held no mortgage loans considered past due.

Mortgage Servicing
The Company originates, sells and services commercial mortgage loans on behalf of third parties and recognizes servicing fee income over the period that services are performed. As of September 30, 2026, under this program, the Company serviced mortgage loans with a total outstanding principal of $10.5 billion, of which $4.7 billion was serviced on behalf of third parties and $5.8 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company serviced mortgage loans with a total outstanding principal balance of $10.4 billion, of which $4.8 billion was serviced on behalf of third parties and $5.6 billion was retained and reported in total investments on the Company's Condensed Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or fair value and were $0 as of September 30, 2026 and December 31, 2025, because servicing fees were market-level fees at origination and remain adequate to compensate the Company for servicing the loans.
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
Consolidated VIEs
As of September 30, 2026 and December 31, 2025, the Company did not hold any securities for which it is the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2026 and December 31, 2025 was limited to the total carrying value of $4.5 billion and $4.0 billion, respectively, which are a portion of the investments in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets that are primarily recorded using the equity

Table of Contents	Note 5 - Investments
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
method of accounting. As of September 30, 2026 and December 31, 2025, the Company has outstanding commitments totaling $2.8 billion and $2.4 billion, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 5 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
Furthermore, the Company makes investments in entities that sponsor affordable housing projects. Similarly, for these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company applies the proportional amortization method to subsequently measure its investments in such qualified affordable housing projects, where costs are amortized over the period in which the investor expects to receive tax credits and the resulting amortization is recognized as a component of income tax expense on the Company's Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company recognized amortization of $9 and $22, respectively, and related tax benefits of $6 and $25. For the three and nine months ended September 30, 2025, the Company recognized amortization of $4 and $12, respectively, and related tax benefits of $6 and $19, respectively. The income tax credits and other income tax benefits are recognized in operating activities in the Condensed Consolidated Statement of Cash Flows. The carrying value of these investments, which are reported in other assets on the Company’s Condensed Consolidated Balance Sheets was $195 and $121 as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company has outstanding commitments related to affordable housing projects of $158 and $259, respectively, that are contingent on various conditions precedent to funding.
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
Reverse Repurchase Agreements, Collateral Transactions and Restricted Investments
Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The maturity of these transactions is generally within one year. The agreements require additional collateral to be transferred to the Company under specified conditions and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of September 30, 2026 and December 31, 2025, the Company reported $278 and $87, respectively, within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase securities.
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
The following table presents the components of the Company’s exposure to other restricted investments.

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
Securities on deposit with government agencies	$2,378	$2,558
Fixed maturities in trust for benefit of Lloyd's Syndicate policyholders	1,210	1,178
Short-term investments in trust for benefit of Lloyd's Syndicate policyholders	28	23
Other investments	86	87
Total Other Restricted Investments	$3,702	$3,846

Table of Contents	Note 6 - Derivatives
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
Interest Rate Swaps and Futures
The Company uses interest rate swaps and, to a lesser extent, futures to manage interest rate duration between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2026 and December 31, 2025, the notional amount of interest rate swaps in offsetting relationships was $333 for both periods.
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2026	Dec. 31, 2025	Sep 30, 2026	Dec. 31, 2025	Sep 30, 2026	Dec. 31, 2025	Sep 30, 2026	Dec. 31, 2025
Cash flow hedges
Interest rate swaps	$6,250	$3,775	$—	$(1)	$1	$—	$(1)	$(1)
Foreign currency swaps	530	588	10	3	31	33	(21)	(30)
Total cash flow hedges	6,780	4,363	10	2	32	33	(22)	(31)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	2,158	333	(3)	(2)	1	—	(4)	(2)
Foreign exchange contracts
Foreign currency swaps	530	588	—	—	—	—	—	—
Credit contracts
Credit derivatives in offsetting positions	969	985	—	—	18	27	(18)	(27)
Total non-qualifying strategies	3,657	1,906	(3)	(2)	19	27	(22)	(29)
Total cash flow hedges and non-qualifying strategies	$10,437	$6,269	$7	$—	$51	$60	$(44)	$(60)
Balance Sheet Location
Fixed maturities, AFS	$530	$588	$—	$—	$—	$—	$—	$—
Other investments	550	1,695	(7)	20	11	55	(18)	(35)
Other liabilities	9,357	3,986	14	(20)	40	5	(26)	(25)
Total derivatives	$10,437	$6,269	$7	$—	$51	$60	$(44)	$(60)
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

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of September 30, 2026
Other investments	$51	$45	$(7)	$13	$6	$—
Other liabilities	$(44)	$(27)	$14	$(31)	$(16)	$(1)

As of December 31, 2025
Other investments	$60	$58	$20	$(18)	$1	$1
Other liabilities	$(60)	$(38)	$(20)	$(2)	$(21)	$(1)
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

Gains (Losses) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(88)	$—	$(140)	$13
Foreign currency swaps	(3)	14	16	(35)
Total	$(91)	$14	$(124)	$(22)

Gains (Losses) Reclassified from AOCI into Income
	Three months ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense	Net Investment Income	Interest Expense
Interest rate swaps	$—	$2	$(3)	$3	$(1)	$6	$(7)	$9
Foreign currency swaps	3	—	3	—	8	—	8	—
Total	$3	$2	$—	$3	$7	$6	$1	$9

Total amounts presented on the Condensed Consolidated Statement of Operations	$850	$50	$755	$50	$2,384	$150	$2,065	$150

Table of Contents	Note 6 - Derivatives
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
As of September 30, 2026, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $30. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities and long-term debt that will occur over the next twelve months. At that time, the Company will recognize the deferred net gains (losses) as an adjustment to net investment income or interest expense, as applicable, over the term of the hedged instrument cash flows.
During the three and nine months ended September 30, 2026 and 2025, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate contracts
Interest rate swaps and futures	$(118)	$—	$(123)	$(2)
Credit contracts
Credit derivatives that purchase credit protection	1	—	1	—
Equity index options	—	(5)	—	(14)
Total [1]	$(117)	$(5)	$(122)	$(16)
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Credit Risk Assumed Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of September 30, 2026
Basket credit default swaps [4]
Investment grade risk exposure	$100	$—	2 years	CMBS Credit	AAA	$100	$—
Below investment grade risk exposure	384	17	2 years	Corporate Credit	BB-	384	(17)
Below investment grade risk exposure	1	—	Less than 1 year	CMBS Credit	B-	1	—
Total [5]	$485	$17				$485	$(17)
As of December 31, 2025
Basket credit default swaps [4]
Investment grade risk exposure	$100	$1	3 years	CMBS Credit	AAA	$100	$(1)
Below investment grade risk exposure	392	27	2 years	Corporate Credit	B+	392	(27)
Below investment grade risk exposure	1	(1)	Less than 1 year	CMBS Credit	B-	1	1
Total [5]	$493	$27				$493	$(27)
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
Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2026 and December 31, 2025, the Company has pledged cash collateral associated with derivative instruments of $18 and $27, respectively. In general, collateral receivable is recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. As of September 30, 2026 and December 31, 2025, the Company pledged securities collateral associated with derivative instruments with a fair value of $13 and $22, respectively, which have been included in fixed maturities on the Company's Condensed Consolidated Balance Sheets. The counterparties generally have the right to sell or re-pledge these securities.
In addition, as of September 30, 2026 and December 31, 2025, the Company has pledged initial margin of cash related to OTC-cleared and exchange traded derivatives with a fair value of $9 and $7, respectively, which is recorded in other investments or other assets on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2026 and December 31, 2025, the Company has pledged initial margin of securities related to OTC-cleared and exchange traded derivatives with a fair value of $247 and $98, respectively, which are included within fixed maturities on the Company's Condensed Consolidated Balance Sheets.
As of September 30, 2026 and December 31, 2025, the Company accepted cash collateral associated with derivative instruments of $39 and $50, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral, as of September 30, 2026 and December 31, 2025, with a fair value of $6 and $2, respectively, which the Company has the right to repledge or sell. As of September 30, 2026 and December 31, 2025, the Company had no repledged securities. In addition, as of September 30, 2026 and December 31, 2025, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company's Condensed Consolidated Balance Sheets.

Table of Contents	Note 7 - Premiums Receivable and Agents' Balances
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
7. Premiums Receivable and Agents' Balances

Premiums Receivable and Agents' Balances

	As of September 30, 2026	As of December 31, 2025
Premiums receivable, excluding receivables for losses within a deductible and retrospectively-rated policy premiums ("loss sensitive business")	$6,434	$5,948
Receivables for loss sensitive business, by credit quality:
AA	95	98
A	74	76
BBB	198	206
BB	91	89
Below BB	42	41
Total receivables for loss sensitive business	500	510

Total Premiums Receivable and Agents' Balances, Gross	6,934	6,458
ACL	(165)	(142)
Total Premiums Receivable and Agents' Balances, Net of ACL	$6,769	$6,316
ACL on Premiums Receivable and Agents' Balances
There have been no material changes to the ACL on premiums receivable and agents' balances in the three and nine months ended September 30, 2026 and 2025. For further information regarding the Company's determination of premium receivable ACL, see Note 7 - Premiums Receivable and Agents' Balances of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Three Months Ended
	September 30, 2026			September 30, 2025
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$137	$23	$160	$113	$22	$135
Current period provision	23	1	24	23	1	24
Current period write-offs	(20)	—	(20)	(22)	—	(22)
Current period recoveries	1	—	1	1	—	1
Ending ACL	$141	$24	$165	$115	$23	$138

Rollforward of ACL on Premiums Receivable and Agents' Balances for the Nine Months Ended
	September 30, 2026			September 30, 2025
	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total	Receivables Excluding Loss Sensitive Business	Receivables for Loss Sensitive Business	Total
Beginning ACL	$120	$22	$142	$97	$20	$117
Current period provision	75	3	78	70	3	73
Current period write-offs	(55)	(1)	(56)	(57)	—	(57)
Current period recoveries	1	—	1	5	—	5
Ending ACL	$141	$24	$165	$115	$23	$138

Table of Contents	Note 8 - Reinsurance
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
8. Reinsurance
Reinsurance Recoverables
On September 23, 2026, the Company entered into a Reinsurance Commutation and Release Agreement (the “Commutation Agreement”) with National Indemnity Company ("NICO"), a subsidiary of Berkshire Hathaway Inc., resulting in the commutation and termination of the asbestos and environmental adverse development cover ("A&E ADC")
agreement. Upon execution of the Commutation Agreement, the Company reduced the related reinsurance recoverable from $1.437 billion to the $1.120 billion commutation amount and recognized a $317 reduction in the deferred gain on retroactive reinsurance. On September 25, 2026, the Company received the $1.120 billion cash payment from NICO. For more information on the A&E ADC and Commutation Agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses.

Reinsurance Recoverables by Credit Quality Indicator
	As of September 30, 2026				As of December 31, 2025
	P&C	Employee Benefits	Corporate	Total	P&C	Employee Benefits	Corporate	Total
A.M. Best Financial Strength Rating
A++	$683	$—	$—	$683	$2,161	$—	$—	$2,161
A+	2,264	312	205	2,781	2,292	286	213	2,791
A	691	1	—	692	764	1	—	765
A-	585	3	—	588	603	3	2	608
B++	2	—	2	4	2	—	—	2
Below B++	22	—	—	22	21	—	—	21
Total Rated by A.M. Best	4,247	316	207	4,770	5,843	290	215	6,348
Mandatory (Assigned) and Voluntary Risk Pools	191	—	—	191	204	—	—	204
Captives	484	—	—	484	465	—	—	465
Other not rated companies	222	6	—	228	238	5	—	243
Gross Reinsurance Recoverables	5,144	322	207	5,673	6,750	295	215	7,260
Allowance for uncollectible reinsurance	(69)	(1)	(2)	(72)	(66)	(1)	(2)	(69)
Net Reinsurance Recoverables	$5,075	$321	$205	$5,601	$6,684	$294	$213	$7,191

Allowance for Uncollectible Reinsurance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
P&C beginning allowance for uncollectible reinsurance	$67	$72	$66	$72
Beginning allowance for disputed amounts	44	51	42	48
P&C beginning ACL	23	21	24	24
Current period provision (release)	2	1	1	(2)
Current period gross write-offs	—	—	—	—
P&C ending ACL	25	22	25	22
Ending allowance for disputed amounts	44	51	44	51
P&C ending allowance for uncollectible reinsurance	69	73	69	73
Employee Benefits allowance for uncollectible reinsurance	1	1	1	1
Corporate allowance for uncollectible reinsurance	2	2	2	2
Total allowance for uncollectible reinsurance	$72	$76	$72	$76
There have been no material changes to the allowance for uncollectible reinsurance in the three and nine months ended September 30, 2026 and 2025. For further information regarding the Company's determination of reinsurance recoverables and reinsurance allowance for uncollectible reinsurance, see Note 8 - Reinsurance of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
9. Reserve for Unpaid Losses and Loss Adjustment Expenses
Property & Casualty Insurance Product Reserves, Net of Reinsurance
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$38,155	$36,404
Reinsurance and other recoverables	6,723	6,753
Beginning liabilities for unpaid losses and loss adjustment expenses, net	31,432	29,651
Provision for unpaid losses and loss adjustment expenses
Current accident year	8,717	8,401
Prior accident year development [1]	(746)	(412)
Total provision for unpaid losses and loss adjustment expenses	7,971	7,989
Effect of the Commutation Agreement [2]	1,298	—
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	533	64
Payments
Current accident year	(1,973)	(2,038)
Prior accident years	(4,993)	(4,586)
Total payments	(6,966)	(6,624)
Foreign currency adjustment	(6)	32
Ending liabilities for unpaid losses and loss adjustment expenses, net	34,262	31,112
Reinsurance and other recoverables	5,187	6,627
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$39,449	$37,739
[1]Prior accident year development for the nine months ended September 30, 2026 included a $533 benefit related to a change in deferred gain under retroactive reinsurance accounting for the A&E ADC, including $36 related to amortization of the deferred gain and a $497 benefit reflecting the impact of the Commutation Agreement in the third quarter of 2026. Prior accident year development for the nine months ended September 30, 2025 included a $64 benefit for amortization of a deferred gain under retroactive reinsurance accounting related to the Navigators Adverse Development Cover (the "Navigators' ADC"). The Navigators' ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the adverse development cover ("ADC") reinsurance agreements, refer to Note 8 - Reinsurance and "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
[2]Represents net unpaid losses and loss adjustment expenses reserves reassumed, resulting from the Commutation Agreement associated with the A&E ADC. For additional information regarding the Commutation Agreement, refer to Note 8 - Reinsurance.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Unfavorable (Favorable) Prior Accident Year Development

	For the nine months ended September 30,
	2026	2025
Workers’ compensation	$(167)	$(188)
Workers’ compensation discount accretion	34	34
General liability	116	—
Marine	1	—
Commercial property	(25)	(28)
Professional liability	(9)	(11)
Bond	(32)	(22)
Assumed reinsurance	5	—
Commercial automobile liability	26	—
Personal automobile liability	(59)	(55)
Homeowners	(36)	(36)
Catastrophes	(50)	(39)
Uncollectible reinsurance	—	6
Other reserve re-estimates, net	(17)	(9)
Prior accident year development before change in deferred gain	(213)	(348)
Change in deferred gain on retroactive reinsurance included in other liabilities [1]	(533)	(64)
Total prior accident year development	$(746)	$(412)
[1]The change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2026 includes $36 related to amortization of the A&E ADC deferred gain and $497 reflecting a net gain from the Commutation Agreement associated with the A&E ADC. The change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2025 is comprised of a $64 benefit for amortization of the Navigators ADC deferred gain. For additional information regarding the ADC reinsurance agreements, refer to Note 8 - Reinsurance and "Change in Deferred Gain on Retroactive Reinsurance" discussion below.
Re-estimates of prior accident year reserves for the nine months ended September 30, 2026
Workers’ compensation reserves were decreased within accident years 2017 to 2021, driven by lower than previously estimated claim severity in small business.
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
Commercial automobile liability reserves were increased during the three months ended June 30, 2026 primarily due to adverse loss development within accident years 2023 and 2024, driven by higher severity than previously estimated.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Change in Deferred Gain on Retroactive Reinsurance
The Company had two ADC reinsurance agreements with NICO, a subsidiary of Berkshire Hathaway Inc., both accounted for as retroactive reinsurance. One agreement covered substantially all asbestos and environmental ("A&E") reserve development for accident years prior to 2016 up to an aggregate limit of $1.5 billion and the other covered substantially all reserve development of Navigators Insurance Company and certain of its affiliates for 2018 and prior accident years up to an aggregate limit of $300. The Company previously ceded all available limits under the agreements. On September 23, 2026, the Company entered into the Commutation Agreement with NICO, resulting in the commutation and termination of the A&E ADC agreement.
As of December 31, 2025, the Company had paid A&E ADC claims in excess of the attachment point and had an $850 deferred gain included in other liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2026, the Company collected recoveries from NICO under the A&E ADC and as a result, amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. NICO subsequently suspended further payment under the A&E ADC due to a dispute that was the subject of an arbitration proceeding, which has now been resolved pursuant to the Commutation Agreement. As a result of the Commutation Agreement, during the third quarter of 2026, the Company reduced the related $1.437 billion reinsurance recoverable by $317 to the commutation amount of $1.120 billion, with a corresponding reduction in the deferred gain, and also recognized a $497 net gain within benefits, losses and loss adjustment expenses, reflecting the release of the remaining deferred gain. As such, the deferred gain on the A&E ADC was $0 as of September 30, 2026.

During the three and nine months ended September 30, 2025, the Company collected recoveries from NICO under the Navigators ADC and, as a result, amortized $8 and $64 of the deferred gain within benefits, losses and loss adjustment expenses. As of September 30, 2025, the deferred gain on the Navigators ADC had been fully amortized and the limit fully collected.
Group Life, Disability and Accident Products
Rollforward of Liabilities for Unpaid Losses and Loss Adjustment Expenses

	For the nine months ended September 30,
	2026	2025
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$8,113	$8,206
Reinsurance recoverables	282	282
Beginning liabilities for unpaid losses and loss adjustment expenses, net	7,831	7,924
Provision for unpaid losses and loss adjustment expenses
Current incurral year	4,096	3,949
Prior year's discount accretion	162	153
Prior incurral year development [1]	(339)	(486)
Total provision for unpaid losses and loss adjustment expenses [2]	3,919	3,616
Payments
Current incurral year	(1,996)	(1,899)
Prior incurral years	(1,795)	(1,841)
Total payments	(3,791)	(3,740)
Ending liabilities for unpaid losses and loss adjustment expenses, net	7,959	7,800
Reinsurance recoverables	306	281
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$8,265	$8,081
[1]Prior incurral year development represents the change in estimated ultimate incurred losses and loss adjustment expenses for prior incurral years on a discounted basis.
[2]Includes unallocated loss adjustment expenses ("ULAE") of $138 and $129 for the nine months ended September 30, 2026 and 2025, respectively, that are recorded in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations.

Table of Contents	Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2026
Group disability - Prior period reserve estimates decreased by approximately $292 driven by favorable long-term disability claim recoveries compared to prior assumptions, and a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver) - Prior period reserve estimates decreased by approximately $49 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
Re-estimates of prior incurral years reserves for the nine months ended September 30, 2025
Group disability- Prior period reserve estimates decreased by approximately $403 driven by favorable long-term disability claim recoveries, paid family and medical leave incidence lower than prior assumptions, as well as a higher New York paid family leave risk adjustment benefit than expected.
Group life and accident (including group life premium waiver)- Prior period reserve estimates decreased by approximately $81 driven by favorable mortality emergence in both group term life and group accidental death and dismemberment, and continued low incidence in group life premium waiver.
10. Reserve for Future Policy Benefits

Rollforward of Reserve for Future Policy Benefits
	For the nine months ended September 30,
	2026			2025
	Payout Annuities	Life Conversions	Paid-up Life	Payout Annuities	Life Conversions	Paid-up Life
Present Value of Expected Net Premiums
Balance, beginning of the period		$43			$45
Balance, ending of the period		$39			$43

Present Value of Expected Future Policy Benefits
Beginning balance at single-A rate	$123	$104	$165	$128	$106	$168
Beginning adjustment for changes in single-A rate	3	(15)	(24)	—	(15)	(33)
Beginning balance at original discount rate	120	119	189	128	121	201
Effect of changes in cash flow assumptions	—	—	—	—	—	1
Effect of actual variances from expected experience	2	1	—	(1)	3	1
Adjusted beginning balance	122	120	189	127	124	203
Issuances	—	11	11	—	—	—
Interest accrual and other	4	9	6	4	15	4
Benefit Payments	(9)	(27)	(15)	(9)	(21)	(16)
Ending balance at original discount rate	117	113	191	122	118	191
Ending adjustment for changes in single-A rate	(7)	(19)	(32)	4	(13)	(24)
Ending balance at single-A rate	$110	$94	$159	$126	$105	$167

Net reserve for future policy benefits	$110	$55	$159	$126	$62	$167
Weighted-average duration of the reserve for future policy benefits (years)	8.8	9.5	5.4	9.4	11.0	6.2

Net Reserve for Future Policy Benefits
	As of September 30,
	2026	2025
Payout Annuities	$110	$126
Life Conversions	55	62
Paid-up Life	159	167
Deferred Profit Liability	16	16
Other	81	85
Total	$421	$456

Table of Contents	Note 10 - Reserve for Future Policy Benefits
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Undiscounted Expected Future Gross Premiums and Benefit Payments
	As of September 30,
	2026	2025
Payout Annuities [1]
Expected future benefit payments	$230	$240
Life Conversions
Expected future gross premiums	$94	$100
Expected future benefit payments	$179	$189
Paid-up Life [1]
Expected future benefit payments	$241	$244
[1]Payout Annuities and Paid-up Life have no expected future gross premiums.

Weighted-Average Interest Rates
	As of September 30,
	2026	2025
Payout Annuities
Interest accretion rate	5.6%	5.6%
Current discount rate	6.3%	5.2%
Life Conversions
Interest accretion rate	4.3%	4.3%
Current discount rate	6.3%	5.4%
Paid-up Life
Interest accretion rate	3.0%	2.9%
Current discount rate	5.9%	4.8%
The Company completed a review of cash flow assumptions in the third quarter 2026 and 2025, resulting in immaterial changes to the reserve for future policy benefits. For paid-up life, the net effect of updating cash flow assumptions was offset by a corresponding impact to the deferred profit liability.
Gross premiums and interest accretion recognized on long-duration insurance policies for the nine months ended September 30, 2026 and 2025 were immaterial.
11. Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable of $602 and $614 as of September 30, 2026 and 2025 respectively, included universal life long-duration contracts of $187 and $197 as well as policyholder balances related to short-duration contracts of
$415 and $417. The universal life long-duration contracts presented in the table below were economically ceded to Prudential as part of the sale of the Company's former individual life business, which closed in 2013.

Universal Life Long Duration Contracts Rollforward
	For the nine months ended September 30,
	2026	2025
Balance, beginning of the period	$196	$206
Premiums Received	9	9
Policy Charges	(14)	(14)
Surrenders and Withdrawals	(4)	(4)
Benefit Payments	(7)	(6)
Interest Credited	7	6
Balance, end of the period	$187	$197
Weighted-average crediting rate	4.3%	4.3%
Net Amount at Risk [1]	$706	$775
Cash Surrender Value	$186	$196
[1]Net amount at risk is defined as the current death benefit in excess of the current account value as of the balance sheet date.
As of September 30, 2026 and 2025, universal life contracts of $186 and $196, respectively, had crediting rates at their guaranteed minimums ranging from 4%-5%.

Table of Contents	Note 12 - Income Taxes
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
12. Income Taxes
The effective tax rate was 20.3% and 19.9% for the three and nine months ended September 30, 2026 and 17.9% and 19.0% for the three and nine months ended September 30, 2025, respectively. The effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to net excess tax benefits on stock-based compensation, tax credits and non-taxable net investment income.
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
For its Run-off A&E claims, as of September 30, 2026, the Company reported $1,561 of net A&E reserves. While the Company believes that its current Run-off A&E reserves are appropriate, significant uncertainties limit our ability to estimate the ultimate reserves necessary for unpaid losses and related expenses. The ultimate liabilities, thus, could exceed the currently recorded reserves, and any such additional liability, while not reasonably estimable now, could be material to The Hartford's consolidated operating results or liquidity.
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
The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2026 was $35 for which the legal entities have posted collateral of $31 in the normal course of business. Based on derivative contractual terms as of September 30, 2026, a downgrade of the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. This requirement could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the additional collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
14. Equity
Equity Repurchase Program
During the nine months ended September 30, 2026 and 2025, the Company repurchased $1.4 billion (10.1 million shares) and $1.2 billion (9.9 million shares), respectively, of common stock under the $3.3 billion share repurchase authorization that is effective until December 31, 2026 as authorized by the Board of Directors. In addition to this authorization, in July 2026, the Board of Directors approved a share repurchase authorization for up to $4.2 billion effective from August 1, 2026 to December 31, 2028. As of September 30, 2026, the Company has $4.37 billion remaining for equity repurchases under both these current share repurchase programs. During the period October 1, 2026 through October 23, 2026, the Company repurchased $126 (1.0 million common shares) under these repurchase programs.
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
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)
15. Changes In and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2026
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(942)	$(3)	$(16)	$42	$26	$(1,478)	$(2,371)
OCI before reclassifications	(1,819)	—	(91)	—	19	—	(1,891)
Amounts reclassified from AOCI	22	—	(5)	—	—	11	28
OCI, before tax	(1,797)	—	(96)	—	19	11	(1,863)
Income tax benefit (expense)	377	—	20	—	(4)	(2)	391
OCI, net of tax	(1,420)	—	(76)	—	15	9	(1,472)
Ending balance	$(2,362)	$(3)	$(92)	$42	$41	$(1,469)	$(3,843)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2026
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(641)	$(3)	$16	$42	$24	$(1,495)	$(2,057)
OCI before reclassifications	(2,238)	—	(124)	—	22	1	(2,339)
Amounts reclassified from AOCI	60	—	(13)	—	—	32	79
OCI, before tax	(2,178)	—	(137)	—	22	33	(2,260)
Income tax benefit (expense)	457	—	29	—	(5)	(7)	474
OCI, net of tax	(1,721)	—	(108)	—	17	26	(1,786)
Ending balance	$(2,362)	$(3)	$(92)	$42	$41	$(1,469)	$(3,843)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(22)	$(60)	Net realized losses
	(22)	(60)	Total before tax
	(5)	(13)	Income tax expense
	$(17)	$(47)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$—	$(1)	Net investment income
Interest rate swaps	2	6	Interest expense
Foreign currency swaps	3	8	Net investment income
	5	13	Total before tax
	1	3	Income tax expense
	$4	$10	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(13)	(37)	Insurance operating costs and other expenses
	(11)	(32)	Total before tax
	(2)	(7)	Income tax expense
	$(9)	$(25)	Net income
Total amounts reclassified from AOCI	$(22)	$(62)	Net income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,029)	$(5)	$6	$45	$29	$(1,430)	$(2,384)
OCI before reclassifications	451	3	14	(3)	(9)	—	456
Amounts reclassified from AOCI	21	—	(3)	—	—	8	26
OCI, before tax	472	3	11	(3)	(9)	8	482
Income tax benefit (expense)	(99)	(1)	(2)	1	2	(2)	(101)
OCI, net of tax	373	2	9	(2)	(7)	6	381
Ending balance	$(656)	$(3)	$15	$43	$22	$(1,424)	$(2,003)

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2025
	Changes in
	Net Unrealized Gain (Loss) on Fixed Maturities, AFS	Unrealized Losses on Fixed Maturities, AFS with ACL	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Liability for Future Policy Benefits Adjustments	Pension and Other Postretirement Plan Adjustments	AOCI, net of tax
Beginning balance	$(1,539)	$(6)	$40	$29	$33	$(1,443)	$(2,886)
OCI before reclassifications	1,061	4	(22)	18	(14)	—	1,047
Amounts reclassified from AOCI	57	—	(10)	—	—	24	71
OCI, before tax	1,118	4	(32)	18	(14)	24	1,118
Income tax benefit (expense)	(235)	(1)	7	(4)	3	(5)	(235)
OCI, net of tax	883	3	(25)	14	(11)	19	883
Ending balance	$(656)	$(3)	$15	$43	$22	$(1,424)	$(2,003)

Table of Contents	Note 15 - Accumulated Other Comprehensive Income (Loss)
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reclassifications from AOCI
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain (Loss) on Fixed Maturities, AFS
Fixed Maturities, AFS	$(21)	$(57)	Net realized losses
	(21)	(57)	Total before tax
	(4)	(12)	Income tax expense
	$(17)	$(45)	Net income
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps	$(3)	$(7)	Net investment income
Interest rate swaps	3	9	Interest expense
Foreign currency swaps	3	8	Net investment income
	3	10	Total before tax
	1	2	Income tax expense
	$2	$8	Net income
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial loss	(10)	(29)	Insurance operating costs and other expenses
	(8)	(24)	Total before tax
	(2)	(5)	Income tax expense
	$(6)	$(19)	Net income
Total amounts reclassified from AOCI	$(21)	$(56)	Net income
16. Employee Benefit Plans
The Company’s employee benefit plans are described in Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2025 Form 10-K Annual Report. Net periodic cost (benefit) is recognized in insurance operating costs and other expenses in the Condensed Consolidated Statement of Operations.
Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2026.

Net Periodic Cost (Benefit)
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$1	$1	$—	$—	$—	$—
Interest cost	40	44	120	131	1	1	4	4
Expected return on plan assets	(58)	(61)	(174)	(182)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)	(5)	(5)
Amortization of actuarial loss	12	8	34	25	1	2	3	4
Net periodic cost (benefit)	$(6)	$(9)	$(19)	$(25)	$—	$1	$2	$3

Table of Contents	Note 17 - Discontinued Operations
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
Prior to closing, the Company expects to receive a pre-closing dividend of approximately $170 from Hartford Funds, although the ultimate amount will depend on market and operating performance and the timing of closing.
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
The transaction is expected to close before the end of the first quarter of 2027, subject to customary closing conditions, including regulatory and fund approvals. Hartford Funds has met the criteria for reporting as discontinued operations and is reported in the Corporate category until closing.

Major Classes of Assets and Liabilities to be Transferred to the Buyer in Connection with the Sale
	Carrying Value as of September 30, 2026	Carrying Value as of December 31, 2025
Assets
Cash and investments	$569	$473
Goodwill	272	272
Other assets	120	119
Total assets held for sale	$961	$864
Liabilities
Deferred income taxes	$36	$32
Other liabilities	187	144
Total liabilities held for sale	$223	$176

Table of Contents	Note 17 - Discontinued Operations
The Hartford Insurance Group, Inc.
Notes To Condensed Consolidated Financial Statements (continued)

Reconciliation of the Major Line Items Constituting Pretax Profit of Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Fee income	$302	$277	$880	$793
Net investment income	5	5	15	15
Net realized gains	—	4	5	13
Total revenues	307	286	900	821
Benefits, losses and expenses
Insurance operating costs and other expenses [1]	229	211	670	615
Total benefits, losses and expenses	229	211	670	615
Income from discontinued operations before income taxes	78	75	230	206
Income tax expense (benefit)	17	16	(201)	44
Income from discontinued operations, net of tax	$61	$59	$431	$162
[1]Corporate allocated overhead has been included in continuing operations.

Cash Flows from Discontinued Operations
	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities from discontinued operations	$161	$152
Net cash used for investing activities from discontinued operations	$(27)	$(27)

Table of Contents	Index to MD&A
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
On October 13, 2026, Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of the Company, completed the acquisition of Equitable Holdings, Inc.'s employee benefits business. The acquired business is not reflected in the accompanying September 30, 2026 Condensed Consolidated Financial Statements and will be reflected in the Company’s Consolidated Financial Statements beginning on the acquisition date in the fourth quarter of 2026. The transaction is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Core Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,323	$1,080	$3,477	$2,705
Preferred stock dividends	6	6	16	16
Net income available to common stockholders	1,317	1,074	3,461	2,689
Adjustments to reconcile net income available to common stockholders to core earnings:
Net realized losses, excluded from core earnings, before tax [1]	113	15	124	81
Integration and other non-recurring M&A costs, before tax	2	2	6	6
Change in deferred gain on retroactive reinsurance, before tax [2]	(497)	(8)	(533)	(64)
Income tax expense (benefit) [3]	82	(2)	86	(4)
Income from discontinued operations, net of tax	(61)	(59)	(431)	(162)
Core earnings	$956	$1,022	$2,713	$2,546
[1]Includes a loss on disposal of real estate, which was reported in insurance operating costs and other expenses and sold during the second quarter of 2026.
[2]During first quarter 2026, the Company began collecting recoveries from National Indemnity Company (“NICO”), a subsidiary of Berkshire Hathaway Inc., related to the asbestos and environmental adverse development cover (“A&E ADC”) and as a result amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses. Subsequently, NICO suspended further payment under the A&E ADC due to a dispute that was the subject of an arbitration proceeding. In the third quarter 2026, the Company entered into a Reinsurance Commutation and Release Agreement (the "Commutation Agreement") with NICO, resulting in the commutation and termination of the A&E ADC agreement and resolution of the arbitration dispute. As such, the Company recognized a net gain of $497 for both the three and nine months ended September 30, 2026, reflecting the release of the deferred gain on retroactive reinsurance after giving effect to the Commutation Agreement. The Company recorded amortization of the deferred gain related to the Navigators adverse development cover (“Navigators ADC”) of $8 and $64 for the three and nine months ended September 30, 2025, respectively. For additional information regarding the adverse development cover ("ADC") reinsurance agreements, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Net Income to Underwriting Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Business Insurance
Net income	$637	$710	$1,877	$1,883
Adjustments to reconcile net income to underwriting gain:
Net investment income	(589)	(519)	(1,650)	(1,405)
Net realized losses	117	26	124	70
Other (income) expense	3	—	3	2
Income tax expense	159	180	474	478
Underwriting gain	$327	$397	$828	$1,028
Personal Insurance
Net income	$93	$139	$362	$235
Adjustments to reconcile net income to underwriting gain:
Net investment income	(67)	(67)	(196)	(182)
Net realized losses	15	4	15	10
Net servicing and other (income) expense	(5)	(4)	(10)	(14)
Income tax expense	26	35	94	58
Underwriting gain	$62	$107	$265	$107
P&C Other Operations
Net income	$406	$12	$465	$38
Adjustments to reconcile net income to underwriting gain (loss):
Net investment income	(22)	(19)	(64)	(56)
Net realized losses	4	—	4	2
Other expense	—	1	—	1
Income tax expense	107	4	122	9
Underwriting gain (loss)	$495	$(2)	$527	$(6)
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
Two major factors, sales and book persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Book persistency refers to the percentage of premium remaining in-force from year-to-year.

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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter Financial Highlights

Net Income Available to Common Stockholders	Net Income Available to Common Stockholders per Diluted Share	Book Value per Diluted Share

Ý	Increased $243 or 23%	Ý	Increased $1.05 or 28%	Ý	Increased $2 or 3%
+	More favorable P&C prior accident year reserve development	+	Increase in net income available to common stockholders	+	Net income in excess of common stockholder dividends
+	Higher net investment income	+	Reduction in outstanding shares due to share repurchases	-	A decrease in AOCI, primarily driven by an increase in net unrealized losses on AFS securities
+	The effect of higher earned premiums
+	Lower underlying loss and LAE ratio in Personal Insurance			-	Dilutive effective of share repurchases
-	Higher CAY catastrophe losses
-	Greater net realized losses
-	Higher group disability and life loss ratios
-	Higher underlying loss and LAE ratio in Business Insurance

Investment Yield, After Tax	Property & Casualty Combined Ratio	Employee Benefits Net Income Margin

Ý	Increased 20 bps	Þ	Improved 7.7 points	Þ	Decreased 1.1 points
+	Higher yield on limited partnerships and other alternative investments	+	More favorable P&C prior accident year reserve development	-	Higher group disability and life loss ratios
				+	Lower expense ratio
		+	Lower underlying loss and LAE ratio in Personal Insurance	+	A change to net realized gains from net realized losses

		-	Higher CAY Catastrophe losses	+	Higher net investment income
		-	Higher underlying loss and LAE ratio in Business Insurance

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations
The Consolidated Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes as well as with the Reportable Segment and Corporate Operating Summaries within the MD&A.
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Earned premiums	$6,351	$6,093	4%	$18,775	$17,889	5%
Fee income	87	84	4%	260	256	2%
Net investment income	850	755	13%	2,384	2,065	15%
Net realized losses	(116)	(17)	NM	(104)	(85)	(22%)
Other revenues	48	31	55%	109	83	31%
Total revenues	7,220	6,946	4%	21,424	20,208	6%
Benefits, losses and loss adjustment expenses	3,713	3,793	(2%)	11,792	11,505	2%
Amortization of deferred policy acquisition costs	679	639	6%	2,004	1,871	7%
Insurance operating costs and other expenses	1,177	1,203	(2%)	3,620	3,488	4%
Interest expense	50	50	—%	150	150	—%
Amortization of other intangible assets	18	18	—%	53	53	—%
Total benefits, losses and expenses	5,637	5,703	(1%)	17,619	17,067	3%
Income from continuing operations before income taxes	1,583	1,243	27%	3,805	3,141	21%
Income tax expense	321	222	45%	759	598	27%
Income from continuing operations, net of tax	1,262	1,021	24%	3,046	2,543	20%
Income from discontinued operations, net of tax	61	59	3%	431	162	166%
Net income	1,323	1,080	23%	3,477	2,705	29%
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$1,317	$1,074	23%	$3,461	$2,689	29%

Three months ended September 30, 2026 compared to 2025
Net income available to common stockholders increased by $243, primarily driven by:
•A higher P&C underwriting gain of $382, before tax, primarily driven by a higher level of favorable prior accident year reserve development, including a $497, before tax, benefit related to the commutation and termination of the A&E ADC in the third quarter of 2026, the effect of earned premium growth in Business Insurance, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by higher CAY catastrophe losses and a higher underlying loss and LAE ratio in Business Insurance; and
•Higher net investment income of $95, before tax.

These increases were partially offset by:
•In Employee Benefits, the impact of higher short-term and long-term disability loss ratios and a higher group life loss ratio, partially offset by a lower expense ratio; and
•Greater net realized losses of $99, before tax.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue
Earned Premiums
Earned premiums increased by $258 or 4%, primarily due to:
•An increase in P&C reflecting a 7% increase in Business Insurance, partially offset by a 4% decrease in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of earned pricing increases across the majority of lines of business and the impact of new business.
–Personal Insurance declined driven by automobile, as the impact of a decline in policies in-force was partially offset by earned pricing increases, while homeowners increased primarily due to earned pricing increases.
•Employee Benefits earned premium increased primarily due to the impact of new business sales, an increase in exposure on existing accounts, and book persistency in excess of 90%.

Net Investment Income
[1]Limited partnerships and other alternative investments of $91 and $156 for the three months ended September 30, 2025 and 2026 respectively.
Net investment income increased primarily due to higher income from limited partnerships and other alternative investments and the impact of a higher level of invested assets.
Net realized losses increased primarily due to losses on interest rate derivatives in the 2026 period.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C

$3,000
$2,000
$1,000
$0
$2,628
$2,424
Q3 2025
Q3 2026

Benefits, losses and loss adjustment expenses decreased $80 due to:
•A decrease in Property & Casualty of $204, which was attributable to:
–An increase in P&C favorable prior accident year reserve development of $491, with favorable development in the 2026 period of $594, compared to $103 in the prior year period. Net favorable prior accident year reserve development in the 2026 period was primarily driven by a $497 benefit related to the commutation and termination of the A&E ADC. Also included within prior accident year reserve development in the 2026 period were decreases in reserves for workers' compensation, Personal Insurance automobile liability and physical damage, and commercial property. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation and Personal Insurance automobile liability and physical damage. Also included within net prior accident year reserve development for the 2025 period was a benefit of $8 related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025.
Partially offset by:
–An increase in P&C CAY loss and LAE before catastrophes of $159, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance; and
–An increase in CAY catastrophe losses of $128. Catastrophe losses in both the 2026 and 2025 periods primarily included losses from tornado, wind and hail events.
For further discussion, see Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Losses and LAE Incurred for Employee Benefits

$1,500
$1,000
$500
$0
$1,163
$1,287
Q3 2025
Q3 2026

•Employee Benefits losses and LAE increased $124, primarily due to higher short-term and long-term disability loss ratios, as well as higher earned premium. Higher loss ratios were driven by increased claim incidence across short and long-term disability and less favorable long-term disability claim recoveries compared with the prior year, as well as a higher group life loss ratio compared to the prior year, reflecting that the 2025 period included a benefit related to favorable development on prior quarters, partially offset by lower mortality in the 2026 period in term life products.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.
Insurance operating costs and other expenses decreased due to:
•Lower staffing costs.
Partially offset by:
•Higher P&C commissions, driven by the impact of increased business volume; and
•Higher technology costs, including increased investment in our businesses.
Income tax expense increased primarily due to an increase in income before tax. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended September 30, 2026 compared to 2025
Net income available to common stockholders increased by $772 primarily driven by:
•A higher P&C underwriting gain of $491, before tax, primarily driven by a higher level of net favorable prior accident year reserve development, including a $497, before tax, benefit related to the commutation and termination of the A&E ADC in the third quarter of 2026, the effect of earned premium growth in Business Insurance, lower CAY catastrophe losses, and a lower underlying loss and LAE ratio in Personal Insurance, partially offset by a higher underlying loss and LAE ratio in Business Insurance;
•Higher net investment income of $319, before tax; and
•A $269 increase in income from discontinued operations, net of tax, primarily related to a $251 income tax benefit associated with establishing a deferred tax asset related to the sale of Hartford Funds. For further information related to the sale of Hartford Funds, refer to Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
These increases were partially offset by:
•In Employee Benefits, the impact of a higher short-term and long-term disability loss ratio, partially offset by a lower group life loss ratio and a lower expense ratio; and
•Greater net realized losses of $19, before tax.
For a discussion of the Company's operating results by segment, see MD&A - Reportable Segment and Corporate Operating Summaries. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Revenue
Earned Premiums
Earned premiums increased by $886, or 5%, primarily due to:
•An increase in P&C reflecting a 7% increase in Business Insurance, partially offset by a 2% decrease in Personal Insurance.
–Contributing to the increase in Business Insurance was the effect of earned pricing increases across the majority of lines of business and an increase in new business.
–Personal Insurance declined driven by automobile, as the impact of a decline in policies in-force was partially offset by earned pricing increases, while homeowners increased primarily due to earned pricing increases.
•Employee Benefits earned premium increased primarily due to higher new business sales, an increase in exposure on existing accounts, and book persistency in excess of 90%.
Net Investment Income
[1]Limited partnerships and other alternative investments of $143 and $345 for the nine months ended September 30, 2025 and 2026, respectively.
Net investment income increased due to higher income from limited partnerships and other alternative investments and the impact of a higher level of invested assets.
Net realized losses increased primarily due to losses on interest rate derivatives, largely offset by greater appreciation in value of equity securities in the 2026 period and a realized gain on the sale of an other investment.
For further discussion of investment results, see MD&A - Investment Results, Net Realized Gains and MD&A - Investment Results, Net Investment Income.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Benefits, Losses and Expenses
Losses and LAE Incurred for P&C
Benefits, losses and loss adjustment expenses increased $287, due to:
•An increase in Employee Benefits losses and LAE of $304, as higher short-term and long-term disability loss ratios, as well as higher earned premium, were partially offset by a lower group life loss ratio, reflecting reduced mortality in both term and accidental life products. The increases in the disability loss ratios were driven by increased claim incidence across short and long-term disability and less favorable long-term disability claim recoveries, partially offset by continued paid family and medical leave pricing actions.
Partially offset by:
•A decrease in Property & Casualty of $18, which was attributable to:
–An increase in P&C favorable net prior accident year reserve development of $334, with favorable development in the 2026 period of $746, compared to $412 in the prior year period. Net favorable prior accident year reserve development in the 2026 period was primarily driven by a $497 benefit related to the commutation and termination of the A&E ADC. Also included within prior accident year reserve development in the 2026 period were decreases in reserves for workers' compensation, Personal Insurance automobile liability and physical damage, catastrophes, homeowners, bond, and commercial property, partially offset by an increase in reserves for general liability and commercial automobile liability. Favorable prior year reserve development in the 2025 period was primarily driven by decreases in reserves related to workers' compensation, Personal Insurance automobile liability and physical damage, catastrophes, homeowners, commercial property, and bond. Also included within net prior accident year reserve development for the nine months ended September 30,
2025 was a benefit of $64 related to amortization of the Navigators ADC deferred gain, which has been fully amortized as of September 30, 2025; and
–Lower CAY catastrophe losses of $99. Catastrophe losses in the 2026 period primarily included losses from tornado, wind and hail events and winter storms. Catastrophe losses in the 2025 period included losses from tornado, wind and hail events as well as a loss of $305, net of reinsurance, from the January 2025 California Wildfire Event.
Partially offset by:
–An increase in P&C CAY loss and LAE before catastrophes of $415, primarily due to the effect of higher earned premiums and a higher underlying loss and LAE ratio in Business Insurance, partially offset by a lower underlying loss and LAE ratio in Personal Insurance.
Losses and LAE Incurred for Employee Benefits
For further discussion, see Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Amortization of deferred policy acquisition costs increased from the prior year period driven by Business Insurance, reflecting an increase in earned premiums across all lines of business.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Insurance operating costs and other expenses increased due to:
•Higher technology costs, including increased investment in our businesses;
•Higher P&C commissions, driven by the impact of increased business volume;
•A loss on disposal of real estate, which was sold during the second quarter of 2026; and
•Higher staffing costs, partly in response to increased business volume.
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
Investment Results

Composition of Invested Assets
	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,902	70.9%	$46,041	72.5%
Fixed maturities, at fair value using the fair value option ("FVO securities")	123	0.2%	168	0.3%
Equity securities, at fair value	535	0.8%	422	0.7%
Mortgage loans (net of allowance for credit losses ("ACL") of $49 and $49)	7,181	11.1%	6,837	10.8%
Limited partnerships and other alternative investments	6,363	9.8%	5,804	9.1%
Other investments [1]	226	0.4%	218	0.3%
Short-term investments	4,390	6.8%	4,004	6.3%
Total investments	$64,720	100.0%	$63,494	100.0%
[1]Primarily consists of equity fund investments, overseas deposits, and derivative instruments which are carried at fair value.
September 30, 2026 compared to December 31, 2025
Total investments increased primarily due to growth in the business, the receipt of the A&E ADC commutation settlement amount, and higher valuations within limited partnerships and other alternative investments, partially offset by lower valuations on fixed maturities, AFS, at fair value due to higher interest rates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$627	4.8%	$599	4.8%	$1,841	4.8%	$1,750	4.7%
Equity securities	3	2.6%	4	3.9%	13	4.6%	11	3.6%
Mortgage loans	84	4.6%	76	4.6%	247	4.6%	218	4.5%
Limited partnerships and other alternative investments	156	10.2%	91	6.7%	345	7.8%	143	3.7%
Other [3]	4		8		16		17
Investment expense	(24)		(23)		(78)		(74)
Total net investment income	850	5.1%	755	4.8%	2,384	4.9%	2,065	4.5%
Adjustment for net investment income from limited partnerships and other alternative investments	(156)	(0.5)%	(91)	(0.2)%	(345)	(0.3)%	(143)	—%
Total net investment income excluding limited partnerships and other alternative investments	$694	4.6%	$664	4.6%	$2,039	4.6%	$1,922	4.5%
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
Three and nine months ended September 30, 2026 compared to 2025
Total net investment income increased primarily due to higher income from limited partnerships and other alternative investments and the impact of a higher level of invested assets.
Annualized net investment income yield, excluding limited partnerships and other alternative investments, increased for the nine month period primarily due to the impact of reinvesting at higher rates.
Average reinvestment rates of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for both the three and nine months ended September 30, 2026 was 5.7% and 5.5% respectively, which was above the average yield of sales and maturities of 5.0% and 4.9%, respectively. Average reinvestment rates of fixed maturities and mortgage loans, excluding U.S. Treasury securities, for the three and nine months ended September 30, 2025, were 5.7% for both periods, which were above the average yield of sales and maturities of 5.2% and 4.9%, respectively.
For the 2026 calendar year, we estimate net investment income to increase due to a higher level of invested assets and a higher yield on limited partnerships and other alternative investments compared with 2025. Actual net investment income is subject to variability including the impact of evolving market conditions.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2026	2025	2026	2025
Gross gains on sales of fixed maturities	$7	$17	$35	$49
Gross losses on sales of fixed maturities	(25)	(38)	(91)	(108)
Equity securities [1]	(27)	22	77	37
Net credit losses on fixed maturities, AFS [2]	(4)	—	(4)	2
Change in ACL on mortgage loans [3]	—	(6)	—	(6)
Other, net [4]	(67)	(12)	(121)	(59)
Net realized losses	$(116)	$(17)	$(104)	$(85)
[1]The change in net unrealized gains on equity securities still held as of September 30, 2026, and included in net realized gains were $(26) and $78 for the three and nine months ended September 30, 2026, respectively. The change in net unrealized gains on equity securities still held as of September 30, 2025, and included in net realized gains were $22 and $36 for the three and nine months ended September 30, 2025, respectively.
[2]See Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[3]See ACL on Mortgage Loans within the Enterprise Risk Management — Investment Portfolio Risk section of this MD&A.
[4]For the three and nine months ended September 30, 2026, includes losses from transactional foreign currency revaluation of $(1) and $(4), respectively, and losses on non-qualifying derivatives of $(117) and $(122), respectively. For the three and nine months ended September 30, 2025, includes losses from transactional foreign currency revaluation of $7 and $(11), respectively, and losses on non-qualifying derivatives of $(5) and $(16) respectively.
Three and nine months ended September 30, 2026
Gross gains and losses on sales were primarily due to sales of tax-exempt municipals, corporate securities and commercial mortgage-backed securities ("CMBS").
Equity securities net losses for the three month period were driven by an issuer-specific decline in value. For the nine month period, gains were primarily driven by an increase in value due to higher equity market levels.
Other, net losses for the three and nine month periods ended September 30, 2026, primarily included losses of $119 and $124, respectively, on interest rate derivatives, partially offset by gains of $52 on the sale of an other investment.
Three and nine months ended September 30, 2025
Gross gains and losses on sales were primarily due to sales of corporate securities and tax-exempt municipals
Equity securities net gains were primarily driven by an increase in value due to higher equity market levels
Other, net losses for the three and nine month periods ended September 30, 2025, primarily included losses of $20 for both periods on a real estate joint venture impairment, and losses of $5 and $14, respectively, on equity derivatives driven by changes in equity market levels. Also included were gains of $7 and losses of $11, respectively, on transactional foreign currency revaluation, and gains of $7 and losses of $10, respectively, on FVO securities due to a decrease in value.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2025 Form 10-K Annual Report. In addition, Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report should be read in conjunction with this section to assist with obtaining an understanding of the underlying accounting policies related to these estimates. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2026.
Property & Casualty Insurance Product Reserves, Net of Reinsurance
P&C Loss and Loss Adjustment Expense Reserves, Net of Reinsurance, by Segment as of
September 30, 2026

P&C Other
$1,970
6%
Personal
Insurance
$2,178
6%
Business
Insurance
$30,114
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Rollforward of Property and Casualty Insurance Product Liabilities for Unpaid Losses and LAE for the Nine Months Ended September 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$33,175	$2,275	$2,705	$38,155
Reinsurance and other recoverables	4,689	28	2,006	6,723
Beginning liabilities for unpaid losses and loss adjustment expenses, net	28,486	2,247	699	31,432
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	6,440	1,627	—	8,067
Current accident year catastrophes	406	244	—	650
Prior accident year development	(83)	(130)	(533)	(746)
Total provision for unpaid losses and loss adjustment expenses	6,763	1,741	(533)	7,971
Effect of the A&E ADC Commutation Agreement [1]	—	—	1,298	1,298
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	—	—	533	533
Payments	(5,129)	(1,810)	(27)	(6,966)
Foreign currency adjustment	(6)	—	—	(6)
Ending liabilities for unpaid losses and loss adjustment expenses, net	30,114	2,178	1,970	34,262
Reinsurance and other recoverables	4,629	24	534	5,187
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$34,743	$2,202	$2,504	$39,449
Earned premiums and fee income	$11,046	$2,748
Loss and loss adjustment expense paid ratio [3]	46.4	65.9
Loss and loss adjustment expense ratio	61.4	63.9
Prior accident year development (pts) [4]	(0.8)	(4.8)
[1]On September 23, 2026, the Company entered into a Commutation Agreement with NICO, resulting in the commutation and termination of the A&E ADC agreement. As a result of the Commutation Agreement, the Company reassumed net unpaid losses and loss adjustment expenses reserves of $1.298 billion. For additional information regarding the Commutation Agreement, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]The change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2026, includes $36 related to amortization of the A&E ADC deferred gain and $497 reflecting a net gain from the Commutation Agreement. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[3]The “loss and loss adjustment expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums and fee income.
[4]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	$73	$88	$161	$205	$218	$423
Winter storms	1	—	1	110	21	131
Other international [1]	5	—	5	21	—	21
Hurricanes and tropical storms	1	1	2	3	2	5
Wildfires	—	3	3	—	3	3
Catastrophes before assumed reinsurance	80	92	172	339	244	583
Global assumed reinsurance business [2]	26	—	26	67	—	67
Total catastrophe losses	$106	$92	$198	$406	$244	$650
[1]Includes catastrophe losses resulting from the Middle East conflict.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's per occurrence and aggregate property catastrophe treaties. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(57)	$—	$—	$(57)
Workers’ compensation discount accretion	11	—	—	11
Marine	(3)	—	—	(3)
Commercial property	(10)	—	—	(10)
Professional liability	(5)	—	—	(5)
Automobile liability	—	(20)	—	(20)
Homeowners	—	(7)	—	(7)
Other reserve re-estimates, net [1]	3	(9)	—	(6)
Prior accident year development before change in deferred gain	(61)	(36)	—	(97)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	—	—	(497)	(497)
Total prior accident year development	$(61)	$(36)	$(497)	$(594)
[1]Other reserve re-estimates, net for the three months ended September 30, 2026 includes a favorable change of $(8) in personal automobile physical damage reserves.
[2]The change in deferred gain for the three months ended September 30, 2026 is comprised of a net gain of $497 from the Commutation Agreement. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2026
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(167)	$—	$—	$(167)
Workers’ compensation discount accretion	34	—	—	34
General liability	116	—	—	116
Marine	1	—	—	1
Commercial property	(25)	—	—	(25)
Professional liability	(9)	—	—	(9)
Bond	(32)	—	—	(32)
Assumed reinsurance	5	—	—	5
Automobile liability	26	(59)	—	(33)
Homeowners	—	(36)	—	(36)
Catastrophes	(37)	(13)	—	(50)
Other reserve re-estimates, net [1]	5	(22)	—	(17)
Prior accident year development before change in deferred gain	(83)	(130)	—	(213)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	—	—	(533)	(533)
Total prior accident year development	$(83)	$(130)	$(533)	$(746)
[1]Other reserve re-estimates, net for the nine months ended September 30, 2026 includes a favorable change of $(23) in personal automobile physical damage reserves.
[2]The change in deferred gain on retroactive reinsurance for the nine months ended September 30, 2026, includes $36 related to amortization of the A&E ADC deferred gain and $497 reflecting a net gain from the Commutation Agreement. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements

For discussion of the factors contributing to unfavorable (favorable) prior accident year reserve development for 2026, please refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

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
[2]“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current Accident Year Catastrophe Losses, Net of Reinsurance
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Total	Business Insurance	Personal Insurance	Total
Wind and hail	$32	$36	$68	177	198	$375
Wildfires [1]	(3)	(5)	(8)	142	109	251
Winter storms	(2)	—	(2)	13	9	22
Catastrophes before assumed reinsurance	27	31	58	332	316	648
Global assumed reinsurance business [1] [2]	12	—	12	101	—	101
Total catastrophe losses	$39	$31	$70	$433	$316	$749
[1]The three months ended September 30, 2025, included a favorable change in losses of $(8), net of reinsurance, from the January 2025 California Wildfire Event. For nine months ended September 30, 2025, catastrophe losses from the January 2025 California Wildfire Event were $305, net of reinsurance, and included losses of $54 in the global assumed reinsurance business.
[2]Catastrophe losses incurred on global assumed reinsurance business are not covered under the Company's aggregate property catastrophe treaty. For further information on the treaty, refer to Enterprise Risk Management — Insurance Risk section of this MD&A.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unfavorable (Favorable) Prior Accident Year Development for the Three Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(62)	$—	$—	$(62)
Workers’ compensation discount accretion	11	—	—	11
Commercial property	(5)	—	—	(5)
Automobile liability	—	(33)	—	(33)
Homeowners	—	(5)	—	(5)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net [1]	4	(5)	(6)	(7)
Prior accident year development before change in deferred gain	(52)	(43)	—	(95)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(8)	—	—	(8)
Total prior accident year development	$(60)	$(43)	$—	$(103)
[1]Other reserve re-estimates, net for the three months ended September 30, 2025 includes a favorable change of $(6) in personal automobile physical damage reserves.
[2]The $8 change in deferred gain on retroactive reinsurance for the three months ended September 30, 2025 is related to amortization of the Navigators ADC deferred gain under retroactive reinsurance accounting.

Unfavorable (Favorable) Prior Accident Year Development for the Nine Months Ended September 30, 2025
	Business Insurance	Personal Insurance	Property & Casualty Other Operations	Total Property & Casualty Insurance
Workers’ compensation	$(188)	$—	$—	$(188)
Workers’ compensation discount accretion	34	—	—	34
Commercial property	(28)	—	—	(28)
Professional liability	(11)	—	—	(11)
Bond	(22)	—	—	(22)
Automobile liability	—	(55)	—	(55)
Homeowners	—	(36)	—	(36)
Catastrophes	(28)	(11)	—	(39)
Uncollectible reinsurance	—	—	6	6
Other reserve re-estimates, net [1]	18	(21)	(6)	(9)
Prior accident year development before change in deferred gain	(225)	(123)	—	(348)
Change in deferred gain on retroactive reinsurance included in other liabilities [2]	(64)	—	—	(64)
Total prior accident year development	$(289)	$(123)	$—	$(412)
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
Decreases in business growth, decreases in earnings projections, and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease, increasing the possibility of impairment.
Upon being classified as held for sale, the Hartford Funds reporting unit goodwill of $272 was tested for impairment. The fair value of the reporting unit significantly exceeded its carrying value; therefore, no impairment was recognized.
The annual goodwill assessment for the remaining reporting units will be completed as of October 31, 2026, unless a triggering event occurs before then.

Reportable Segment and Corporate Operating Summaries

Business Insurance - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Written premiums	$3,772	$3,573	6%	$11,698	$11,075	6%
Change in unearned premium reserve	(3)	33	(109%)	688	787	(13)%
Earned premiums	3,775	3,540	7%	11,010	10,288	7%
Fee income	12	11	9%	36	33	9%
Losses and loss adjustment expenses
Current accident year before catastrophes	2,262	2,051	10%	6,440	5,894	9%
Current accident year catastrophes [1]	106	39	172%	406	433	(6)%
Prior accident year development [1]	(61)	(60)	(2%)	(83)	(289)	71%
Total losses and loss adjustment expenses	2,307	2,030	14%	6,763	6,038	12%
Amortization of DAC	600	559	7%	1,767	1,636	8%
Insurance operating costs	536	546	(2%)	1,633	1,565	4%
Amortization of other intangible assets	7	7	—%	21	21	—%
Dividends to policyholders	10	12	(17%)	34	33	3%
Underwriting gain	327	397	(18%)	828	1,028	(19)%
Net investment income [2]	589	519	13%	1,650	1,405	17%
Net realized losses [2]	(117)	(26)	NM	(124)	(70)	(77)%
Other income (expense) [3]	(3)	—	NM	(3)	(2)	(50)%
Income before income taxes	796	890	(11%)	2,351	2,361	—%
Income tax expense [4]	159	180	(12%)	474	478	(1)%
Net income	$637	$710	(10%)	$1,877	$1,883	—%
[1]For additional information on current accident year catastrophes and prior accident year development, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
[2]For discussion of consolidated investment results, see MD&A - Investment Results.
[3]Includes integration costs in connection with the 2019 acquisition of Navigators Group.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Small Business:
Net new business premium	$306	$308	$973	$911
Policy count retention	84%	84%	84%	84%
Renewal written price increases	4.4%	5.4%	4.2%	6.0%
Renewal earned price increases	5.0%	7.3%	5.4%	7.4%
Policies in-force as of end of period (in thousands)	1,729	1,640
Middle Market [1]:
Net new business premium	$199	$211	$589	$589
Premium retention	83%	84%	83%	83%
Renewal written price increases	3.2%	5.5%	3.7%	6.1%
Renewal earned price increases	4.7%	6.9%	5.4%	7.1%
Global Specialty:
Global specialty gross new business premium [2]	$230	$238	$737	$741
Renewal written price increases [3]	3.9%	2.9%	4.7%	4.6%
Renewal earned price increases [3]	4.8%	5.9%	4.8%	6.2%
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
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Loss and loss adjustment expense ratio	61.1	57.3	3.8	61.4	58.7	2.7
Expense ratio	30.0	31.1	(1.1)	30.7	31.0	(0.3)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.3	—
Combined ratio	91.3	88.8	2.5	92.5	90.0	2.5
Adjustments to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior accident year development	(1.2)	0.6	(1.8)	(2.9)	(1.4)	(1.5)
Underlying combined ratio	90.1	89.4	0.7	89.5	88.6	0.9

Underlying loss and loss adjustment expense ratio	59.9	57.9	2.0	58.5	57.3	1.2
Current accident year catastrophes	2.8	1.1	1.7	3.7	4.2	(0.5)
Prior accident year development	(1.6)	(1.7)	0.1	(0.8)	(2.8)	2.0
Total loss and loss adjustment expense ratio	61.1	57.3	3.8	61.4	58.7	2.7

Loss and loss adjustment expense ratio	61.1	57.3	3.8	61.4	58.7	2.7
Adjustments to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior accident year development	(1.2)	0.6	(1.8)	(2.9)	(1.4)	(1.5)
Underlying loss and loss adjustment expense ratio	59.9	57.9	2.0	58.5	57.3	1.2

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income
Three and nine months ended September 30, 2026 compared to 2025
Net income for the three and nine month periods decreased primarily due to higher net realized losses and lower underwriting gains, partially offset by higher net investment income. For further discussion of investment results, see MD&A - Investment Results.
Underwriting Gain
Three and nine months ended September 30, 2026 compared to 2025
Underwriting gain for the three and nine month periods decreased due to a higher underlying loss and LAE ratio, partially offset by earned premium growth. The three month period also included higher CAY catastrophe losses. The nine month period also included less favorable prior accident year development, partially offset by lower CAY catastrophe losses.
Expense ratio for the three month period decreased, primarily due to the impact of earned premium growth and lower staffing costs, partially offset by higher technology investments in our business. For the nine month period, the expense ratio decreased primarily due to the impact of earned premium growth, partially offset by higher staffing costs and technology investments in our business.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums
[1]Other earned premiums of $16 and $18 for the three months ended September 30, 2025, and 2026, respectively and $48 and $54 for the nine months ended September 30, 2025, and 2026, respectively.
Written Premiums
[1]Other written premiums of $16 and $18 for the three months ended September 30, 2025, and 2026, respectively and $48 and $54 for the nine months ended September 30, 2025, and 2026, respectively.

Three and nine months ended September 30, 2026 compared to 2025
Earned premiums for the three and nine months ended September 30, 2026 increased due to written premium increases over the prior twelve months.
Written premiums for the three and nine months ended September 30, 2026 increased driven by growth across small business, middle & large business and global specialty.
•Small business written premium increased driven by renewal written price increases in almost all lines, as well as higher new business premium for the nine month period. Written premium grew across most lines of business.
•Middle & large business written premium increased driven by renewal written price increases in almost all lines. Written premium grew across industry verticals and certain large and complex lines, and for the three months ended, general industries. For the nine months ended, premium growth was partially offset by decreases in large property while general industries was flat to the prior year.
•Global specialty written premium increased largely driven by growth in global reinsurance, primarily within credit risk and specialty casualty, including favorable prior-period premium adjustments resulting from higher than expected underlying cedant premium volume. Specialty insurance written premium also increased, primarily reflecting renewal written price increases across most U.S. insurance lines.
Renewal written price increases were recognized in most lines for both the three and nine months ended September 30, 2026, though have moderated from the prior year.
•In small business, renewal written price increases were lower than prior year levels overall, with high single-digit price increases in package business and automobile. Workers' compensation pricing was slightly positive.
•In middle market, renewal written price increases were lower than prior year levels overall, with high single-digit price increases in automobile and general liability lines. Property pricing remained in the low single-digits, excluding large property, which was negative. Workers' compensation pricing was slightly positive.

•In global specialty, for the three month period, renewal written price increases were higher than the prior year. For the nine month period, U.S. pricing increases were in line with prior year levels, while International pricing decreases were slightly higher than in the prior-year period. Overall, price increases remained in the low single-digits, including high single-digit increases within U.S. wholesale.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Underlying Loss and Loss Adjustment Expense Ratio
Three and nine months ended September 30, 2026 compared to 2025
Underlying Loss and Loss Adjustment Expense Ratio for both the three and nine month periods increased primarily due to a higher loss ratio in workers' compensation. The nine month period also included higher non-cat property losses and a change in business mix.
Catastrophes and Unfavorable (Favorable) Prior Accident Year Development
Three and nine months ended September 30, 2026 compared to 2025
Current accident year catastrophe losses increased for the three month period and decreased for the nine month period. CAY catastrophe losses for both the three and nine months ended September 30, 2026, primarily included losses from tornado, wind and hail events, as well as winter storms for the nine month period.
CAY catastrophe losses for the three and nine months ended September 30, 2025 included losses from tornado, wind and hail events, and for the nine month period, also included a loss of $196, net of reinsurance, from the January 2025 California Wildfire Event.
Prior accident year development was net favorable and included reserve decreases related to workers' compensation and commercial property for the three and nine months ended September 30, 2026 and for the nine month period, catastrophes and bond, partially offset by an increase in reserves for general liability and commercial automobile liability. For additional information, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Prior accident year development was net favorable for the three and nine months ended September 30, 2025 and primarily included reserve decreases for workers' compensation, commercial property and, and for the nine month period, catastrophes and bond. Also included are benefits of $8 and $64 related to amortization of the Navigators ADC deferred gain for the three and nine month periods, respectively. The Navigators' ADC deferred gain has been fully amortized as of September 30, 2025. For additional information regarding the Navigators ADC reinsurance agreement, refer to Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Personal Insurance - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Written premiums	$950	$987	(4%)	$2,727	$2,880	(5)%
Change in unearned premium reserve	36	37	(3%)	1	100	(99)%
Earned premiums	914	950	(4%)	2,726	2,780	(2)%
Fee income	7	8	(13%)	22	24	(8)%
Losses and loss adjustment expenses
Current accident year before catastrophes	558	610	(9%)	1,627	1,758	(7)%
Current accident year catastrophes [1]	92	31	197%	244	316	(23)%
Prior accident year development [1]	(36)	(43)	16%	(130)	(123)	(6)%
Total losses and loss adjustment expenses	614	598	3%	1,741	1,951	(11)%
Amortization of DAC	70	72	(3%)	211	210	—%
Insurance operating costs	174	180	(3%)	529	534	(1)%
Amortization of other intangible assets	1	1	—%	2	2	—%
Underwriting gain	62	107	(42%)	265	107	148%
Net investment income [2]	67	67	—%	196	182	8%
Net realized losses [2]	(15)	(4)	NM	(15)	(10)	(50)%
Net servicing and other income (expense) [3]	5	4	25%	10	14	(29)%
Income before income taxes	119	174	(32%)	456	293	56%
Income tax expense [4]	26	35	(26%)	94	58	62%
Net income	$93	$139	(33%)	$362	$235	54%
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
[3]Includes servicing revenues of $24 and $25 for the three months ended September 30, 2026 and 2025, respectively, and $71 and $69 for the nine months ended September 30, 2026 and 2025, respectively. Includes servicing expenses of $20 and $20 for the three months ended September 30, 2026 and 2025, respectively, and $59 and $55 for the nine months ended September 30, 2026 and 2025, respectively.
[4]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Written and Earned Premiums

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2026	2025	Change	2026	2025	Change
Product Line
Automobile	$575	$633	(9%)	$1,707	$1,893	(10%)
Homeowners	375	354	6%	1,020	987	3%
Total	$950	$987	(4%)	$2,727	$2,880	(5%)
Earned Premiums
Product Line
Automobile	$582	$634	(8%)	$1,762	$1,880	(6%)
Homeowners	332	316	5%	964	900	7%
Total	$914	$950	(4%)	$2,726	$2,780	(2%)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Premium Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2026	2025	2026	2025
Policies in-force end of period (in thousands)
Automobile	967	1,091
Homeowners	702	723
Net new business premium
Automobile	$56	$71	$160	$233
Homeowners	$71	$59	$166	$190
Effective Policy Count Retention
Automobile	82%	80%	81%	79%
Homeowners	81%	83%	81%	83%
Renewal written price increase
Automobile	5.1%	11.3%	5.8%	13.6%
Homeowners	7.9%	12.6%	9.9%	12.5%
Renewal earned price increase
Automobile	7.1%	15.4%	9.2%	17.6%
Homeowners	11.1%	13.1%	11.8%	13.7%
Underwriting Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2026	2025	Change	2026	2025	Change
Loss and loss adjustment expense ratio	67.2	62.9	4.3	63.9	70.2	(6.3)
Expense Ratio	26.0	25.8	0.2	26.4	26.0	0.4
Combined Ratio	93.2	88.7	4.5	90.3	96.2	(5.9)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes and prior year development	(6.2)	1.2	(7.4)	(4.2)	(7.0)	2.8
Underlying combined ratio	87.1	90.0	(2.9)	86.1	89.2	(3.1)

Underlying loss and loss adjustment expense ratio	61.1	64.2	(3.1)	59.7	63.2	(3.5)
Current accident year catastrophes	10.1	3.3	6.8	9.0	11.4	(2.4)
Prior accident year development	(3.9)	(4.5)	0.6	(4.8)	(4.4)	(0.4)
Total loss and loss adjustment expense ratio	67.2	62.9	4.3	63.9	70.2	(6.3)

Loss and loss adjustment expense ratio	67.2	62.9	4.3	63.9	70.2	(6.3)
Adjustment to reconcile loss and loss adjustment expense ratio to underlying loss and loss adjustment expense ratio:
Current accident year catastrophes and prior year development	(6.2)	1.2	(7.4)	(4.2)	(7.0)	2.8
Underlying loss and loss adjustment expense ratio	61.1	64.2	(3.1)	59.7	63.2	(3.5)

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Product Combined Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Automobile
Combined ratio	92.3	92.5	(0.2)	90.1	93.3	(3.2)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(1.4)	(0.6)	(0.8)	(1.2)	(1.2)	—
Prior accident year development	5.1	6.0	(0.9)	4.9	4.3	0.6
Underlying combined ratio	96.0	97.9	(1.9)	93.8	96.4	(2.6)

Homeowners
Combined ratio	94.7	81.2	13.5	90.5	101.9	(11.4)
Adjustment to reconcile combined ratio to underlying combined ratio:
Current accident year catastrophes	(25.3)	(8.3)	(17.0)	(23.2)	(32.5)	9.3
Prior accident year development	2.1	1.6	0.5	4.7	4.7	—
Underlying combined ratio	71.5	74.4	(2.9)	71.9	74.1	(2.2)
Net income

$400
$300
$200
$100
$0
$139
$93
$235
$362
Q3 2025
Q3 2026
Sep 30
2025 YTD
Sep 30
2026 YTD

Three and nine months ended September 30, 2026 compared to 2025
Net income decreased for the three month period, largely driven by a lower underwriting gain, as well as an increase in net realized capital losses. Net income increased for the nine month period, largely driven by a higher underwriting gain, as well as higher net investment income, partially offset by an increase in net realized capital losses.

Underwriting gain

$300
$225
$150
$75
$0
$107
$62
$107
$265
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD

Three and nine months ended September 30, 2026 compared to 2025
Underwriting gain decreased for the three month period due to higher CAY catastrophe losses and less favorable prior year development, partially offset by an improvement in the underlying loss and LAE ratio. Underwriting gain for the nine month period increased due to lower CAY catastrophe losses, more favorable prior year development, and an improvement in the underlying loss and LAE ratio.
Expense ratio increased for the three and nine month periods due to the effect of a decrease in earned premium, as well as a higher commission ratio primarily due to business mix, partially offset by lower underwriting expenses, including lower staffing costs.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earned Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$950
$634
$316
$914
$582
$332
$2,780
$1,880
$900
$2,726
$1,762
$964
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD
Homeowners
Automobile

Written Premiums

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$987
$633
$354
$950
$575
$375
$2,880
$1,893
$987
$2,727
$1,707
$1,020
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD
Homeowners
Automobile

Three and nine months ended September 30, 2026 compared to 2025
Earned premiums decreased in both the three and nine month periods due to lower earned premiums in automobile, partially offset by higher earned premiums in homeowners.
Written premiums decreased in both the three and nine month periods due to lower written premiums in automobile, partially offset by higher written premiums in homeowners.
Renewal written pricing moderated for both automobile and homeowners in both the three and nine months ended September 30, 2026, primarily in response to moderating loss cost trends.
Effective Policy count retention increased for automobile in both the three and nine months ended September 30, 2026, in response to moderating renewal written pricing increases. Effective policy retention for homeowners declined in both the three and nine month periods, partially driven by renewal written price increases that, while moderating, remain in the high single-digits.
Policies in-force as of September 30, 2026 compared to December 31, 2025 declined for automobile and for homeowners, reflecting the level of new business in relation to non-renewed policies.
Underlying Loss and Loss Adjustment Expense Ratio

80
60
40
20
0
64.2
61.1
63.2
59.7
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD

Three and nine months ended September 30, 2026 compared to 2025
Underlying loss and LAE ratio decreased for both automobile and homeowners in both the three and nine months ended September 30, 2026, primarily due to the impact of earned pricing increases outpacing loss cost trends, which moderated slightly compared to prior year. The automobile loss cost trend continues to recognize higher attorney representation rates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Current Accident Year Catastrophes and Unfavorable (Favorable) Prior Accident Year Development

Three and nine months ended September 30, 2026 compared to 2025
Current accident year catastrophe losses increased for the three month period and decreased for the nine month period ended. CAY catastrophe losses for both the three and nine months ended September 30, 2026, primarily included losses from tornado, wind and hail events.
CAY catastrophe losses for the three and nine months ended September 30, 2025 included losses from tornado, wind and hail events, and for the nine month period, also included a loss of $109 from the January 2025 California Wildfire Event.
Prior accident year development was favorable for both the three and nine months ended September 30, 2026, primarily driven by lower estimated severity on automobile liability, homeowners, and automobile physical damage and lower estimated allocated loss adjustment expenses. Prior accident year development was favorable for both the three and nine months ended September 30, 2025, primarily driven by lower estimated severity on automobile liability, homeowners, automobile physical damage, and, for the nine month period, catastrophes.

Property & Casualty Other Operations - Results of Operations
Underwriting Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Losses and loss adjustment expenses
Prior accident year development [1]	$(497)	$—	NM	$(533)	$—	NM
Total losses and loss adjustment expenses	(497)	—	NM	(533)	—	NM
Insurance operating costs	2	2	—%	6	6	—%
Underwriting gain (loss)	495	(2)	NM	527	(6)	NM
Net investment income [2]	22	19	16%	64	56	14%
Net realized losses [2]	(4)	—	NM	(4)	(2)	(100%)
Other income (expenses)	—	(1)	100%	—	(1)	100%
Income before income taxes	513	16	NM	587	47	NM
Income tax expense [3]	107	4	NM	122	9	NM
Net income	$406	$12	NM	$465	$38	NM
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
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Income

Three and nine months ended September 30, 2026 compared to 2025
Net income increased for the three and nine month periods, driven by a change from an underwriting loss to an underwriting gain.
Underwriting gain in the 2026 three and nine month periods compared to underwriting loss in the 2025 periods, primarily driven by $497 related to the commutation and termination of the A&E ADC in the third quarter of 2026. For additional information regarding the ADC reinsurance agreement refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.

Employee Benefits - Results of Operations

Operating Summary
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Premiums and other considerations	$1,719	$1,658	4%	$5,209	$4,989	4%
Net investment income [1]	154	136	13%	422	380	11%
Net realized gains (losses) [1]	15	(8)	NM	13	(28)	NM
Total revenues	1,888	1,786	6%	5,644	5,341	6%
Benefits, losses and loss adjustment expenses	1,287	1,163	11%	3,816	3,512	9%
Amortization of DAC	9	8	13%	26	25	4%
Insurance operating costs and other expenses	417	425	(2%)	1,273	1,238	3%
Amortization of other intangible assets	10	10	—%	30	30	—%
Total benefits, losses and expenses	1,723	1,606	7%	5,145	4,805	7%
Income before income taxes	165	180	(8%)	499	536	(7)%
Income tax expense [2]	33	36	(8%)	102	109	(6)%
Net income	$132	$144	(8%)	$397	$427	(7)%
[1]For discussion of consolidated investment results, see MD&A - Investment Results.
[2]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Premiums and Other Considerations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Fully insured – ongoing premiums	$1,662	$1,603	4%	$4,992	$4,817	4%
Buyout premiums	—	—	—%	47	4	NM
Fee income	57	55	4%	170	168	1%
Total premiums and other considerations	$1,719	$1,658	4%	$5,209	$4,989	4%
Fully insured ongoing sales	$103	$105	(2%)	$825	$593	39%

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratios, Excluding Buyouts
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Group disability loss ratio	76.3%	70.6%	5.7	74.6%	69.3%	5.3
Group life loss ratio	77.8%	74.2%	3.6	75.1%	76.1%	(1.0)
Total loss ratio	74.9%	70.1%	4.8	73.0%	70.4%	2.6
Expense ratio	25.4%	26.7%	(1.3)	25.7%	25.9%	(0.2)

Margin
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net income margin	7.0%	8.1%	(1.1)	7.0%	8.0%	(1.0)
Adjustments to reconcile net income margin to core earnings margin:
Net realized (gains) losses, before tax	(0.8%)	0.4%	(1.2)	(0.3%)	0.5%	(0.8)
Income tax expense (benefit)	0.2%	(0.2%)	0.4	0.1%	(0.1%)	0.2
Impact of excluding buyouts from denominator of core earnings margin	—%	—%	—	0.1%	—%	0.1
Core earnings margin	6.4%	8.3%	(1.9)	6.9%	8.4%	(1.5)
Net Income

$500
$400
$300
$200
$100
$0
$144
$132
$427
$397
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD

Three and nine months ended September 30, 2026 compared to 2025
Net income decreased for the three month period primarily due to higher group disability and life loss ratios, partially offset by a lower expense ratio, a change to net realized gains from net realized losses, and increased net investment income. For the nine month period, net income decreased primarily due to a higher group disability loss ratio, partially offset by a lower group life loss ratio, a lower expense ratio, increased net investment income and a change to net realized gains from net realized losses.
Insurance operating costs and other expenses decreased in the three month period due to lower staffing costs, partially offset by an increase in technology costs. For the nine month period, the amount increased due to the impact from higher fully insured ongoing premium, including higher staffing costs, and an increase in technology costs.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Fully Insured Ongoing Premiums

$6,000
$4,000
$2,000
$0
$1,603
$648
$835
$1,662
$640
$888
$4,817
$1,942
$2,517
$4,992
$1,941
$2,647
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD
Group disability
Group life
Other [1]

[1]Other of $120 and $134 for the three months ended September 30, 2025 and 2026 respectively, and $358 and $404 nine months ended September 30, 2025 and 2026, respectively which includes other group coverages such as retiree health insurance, critical illness, accident and hospital indemnity coverages.
Three and nine months ended September 30, 2026 compared to 2025
Fully insured ongoing premiums in the three and nine month periods increased due to the impact of new business sales, an increase in exposure on existing accounts and book persistency in excess of 90%.
Fully insured ongoing sales remained relatively flat for the three month period. For the nine month period, sales increased driven by higher group life, group disability, and supplemental health sales. Group disability sales include the results of three new states implementing paid family and medical leave coverage in 2026.
Ratios

100
80
60
40
20
0
70.1
74.9
70.4
73.0
26.7
25.4
25.9
25.7
Q3 2025
Q3 2026
Sep 30 2025 YTD
Sep 30 2026 YTD
Expense ratio
Loss ratio

Three and nine months ended September 30, 2026 compared to 2025
Loss ratio increased 4.8 points for the three month period due to higher group disability and group life loss ratios. The group disability loss ratio increased 5.7 points for the three month period, driven by increased claim incidence across short and long-term disability products and less favorable long-term disability claim recoveries compared with the prior year. The group life loss ratio increased 3.6 points for the three month period, reflecting that the 2025 period included a benefit related to favorable development on prior quarters, partially offset by lower mortality in the 2026 period in term life products.
For the nine month period, the loss ratio increased 2.6 points, driven by a higher group disability loss ratio, partially offset by a lower group life loss ratio. The group disability loss ratio increased 5.3 points driven by increased claim incidence across short and long-term disability products and less favorable long-term disability claim recoveries, partially offset by continued paid family and medical leave pricing actions.The group life loss ratio decreased 1.0 point for the nine month period due to lower mortality across both term and accidental life products.
Expense ratio decreased for the three month period, driven by lower staffing costs and the impact of earned premium growth, partially offset by higher technology costs. For the nine month period, the expense ratio decreased driven by the impact of earned premium growth, partially offset by higher technology costs and staffing costs.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate - Results of Operations
Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Fee income [1]	$11	$10	10%	$32	$31	3%
Other revenue	24	6	NM	37	12	NM
Net investment income [2]	18	14	29%	52	42	24%
Net realized gains [2]	5	21	(76%)	26	25	4%
Total revenues	58	51	14%	147	110	34%
Benefits, losses and loss adjustment expenses [3]	2	2	—%	5	4	25%
Insurance operating costs and other expenses [1]	16	16	—%	80	52	54%
Interest expense [4]	50	50	—%	150	150	—%
Total benefits, losses and expenses	68	68	—%	235	206	14%
Loss from continuing operations before income taxes	(10)	(17)	41%	(88)	(96)	8%
Income tax benefit [5]	(4)	(33)	88%	(33)	(56)	41%
Income (loss) from continuing operations, net of tax	(6)	16	(138%)	(55)	(40)	(38%)
Income from discontinued operations, net of tax	61	59	3%	431	162	166%
Net income	55	75	(27%)	376	122	NM
Preferred stock dividends	6	6	—%	16	16	—%
Net income available to common stockholders	$49	$69	(29)%	$360	$106	NM
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
[4]For discussion of debt, see Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report.
[5]For discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net income available to common stockholders

Three and nine months ended September 30, 2026 compared to 2025
Net income available to common stockholders decreased for the three month period, primarily driven by a higher net tax benefit in the 2025 period, which included a release of a provision for an uncertain tax position and tax related interest accruals, and lower net realized gains, partially offset by an increase in other revenues related to valuation appreciation of an investment.
Net income available to common stockholders increased for the nine month period, primarily driven by increased income from discontinued operations, net of tax, an increase in other revenues related to valuation appreciation of an investment, and higher net investment income, partially offset by a loss on disposal of real estate reported in insurance operating costs and other expenses and a higher net tax benefit in the 2025 period, which included a release of a provision for an uncertain tax position and tax related interest accruals.
Income from discontinued operations, net of tax was relatively flat for the three month period and increased for the nine month period, primarily due to a $251 income tax benefit in the second quarter associated with the sale of Hartford Funds representing the difference between the tax basis and the U.S. GAAP carrying value of Hartford Funds. For further discussion of discontinued operations, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

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
Primary Catastrophe Treaty Reinsurance Coverages as of September 30, 2026 [1]

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
Reinsurance for Asbestos and Environmental ("A&E") Reserve Development - The Company had an ADC reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., accounted for as retroactive reinsurance. The agreement covered substantially all A&E reserve development for accident years prior to 2016 up to an aggregate limit of $1.5 billion. The

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company had previously ceded all available limits under the agreement. As such, no remaining limit was available under the A&E ADC as of December 31, 2025.
As of December 31, 2025, the Company had paid A&E ADC claims in excess of the $1.7 billion attachment point and had an $850 deferred gain included in other liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2026, the Company collected recoveries from NICO under the A&E ADC and as a result, amortized $36 of the deferred gain within benefits, losses and loss adjustment expenses in the Condensed Consolidated Statements of Operations. NICO subsequently suspended further payment under the A&E ADC due to a dispute that was the subject of an arbitration proceeding. In the third quarter of 2026, the Company entered into the Commutation Agreement, resulting in the commutation and termination of the A&E ADC agreement and resolution of the arbitration dispute. As a result, the Company reduced the related $1.437 billion reinsurance recoverable by $317 to the commutation amount of $1.120 billion, with a corresponding reduction in the deferred gain. The Company also recognized a $497 net gain in the third quarter of 2026, reflecting the release of the remaining deferred gain on retroactive reinsurance after giving effect to the Commutation Agreement. Accordingly, the deferred gain on the A&E ADC was $0 as of September 30, 2026.

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
As of September 30, 2026, the Company had no investment exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Type
	September 30, 2026						December 31, 2025
	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$3,647	$—	$5	$(38)	$3,614	7.9%	$3,375	$—	$41	$(2)	$3,414	7.4%
Other	1,286	—	—	(67)	1,219	2.6%	1,253	—	10	(14)	1,249	2.7%
CLOs	3,652	(2)	5	(3)	3,652	8.0%	3,310	(2)	9	(1)	3,316	7.2%
CMBS
Agency [1]	1,029	(13)	16	(126)	906	2.0%	1,192	(14)	19	(87)	1,110	2.4%
Bonds	696	—	—	(53)	643	1.4%	1,206	—	1	(61)	1,146	2.5%
Interest only	56	—	2	(2)	56	0.1%	70	—	4	(2)	72	0.2%
Corporate
Basic industry	1,180	—	3	(50)	1,133	2.5%	1,232	—	18	(19)	1,231	2.7%
Capital goods	2,175	—	7	(110)	2,072	4.5%	1,757	—	44	(30)	1,771	3.8%
Consumer cyclical	1,656	—	3	(86)	1,573	3.4%	1,667	—	36	(37)	1,666	3.6%
Consumer non-cyclical	3,500	(4)	8	(262)	3,242	7.1%	2,860	—	54	(84)	2,830	6.2%
Energy	1,569	—	3	(92)	1,480	3.2%	1,452	—	27	(38)	1,441	3.1%
Financial services	7,256	—	6	(327)	6,935	15.1%	6,952	—	87	(125)	6,914	15.0%
Tech./comm.	3,845	—	8	(359)	3,494	7.6%	3,400	—	55	(114)	3,341	7.3%
Transportation	907	—	1	(64)	844	1.8%	862	—	12	(34)	840	1.8%
Utilities	2,797	—	1	(245)	2,553	5.6%	2,793	—	39	(116)	2,716	5.9%
Real estate investment trusts ("REITs")	198	—	2	(9)	191	0.4%	330	—	3	(7)	326	0.7%
Foreign govt./govt. agencies	450	—	2	(14)	438	1.0%	440	—	9	(2)	447	1.0%
Municipal bonds
Taxable	1,677	—	1	(159)	1,519	3.3%	1,685	—	19	(92)	1,612	3.5%
Tax-exempt	2,664	—	18	(299)	2,383	5.2%	3,146	—	70	(176)	3,040	6.6%
Residential Mortgage-Backed Securities ("RMBS")
Agency	3,150	—	1	(297)	2,854	6.2%	3,544	—	33	(139)	3,438	7.5%
Non-agency	2,997	—	—	(166)	2,831	6.2%	2,828	—	17	(105)	2,740	5.9%
U.S. Treasuries	2,526	—	—	(256)	2,270	4.9%	1,517	—	3	(139)	1,381	3.0%
Total fixed maturities, AFS	$48,913	$(19)	$92	$(3,084)	$45,902	100.0%	$46,871	$(16)	$610	$(1,424)	$46,041	100.0%
FVO securities					$123						$168
[1]Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities, AFS by Credit Quality
	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,705	$6,030	13.1%	$6,253	$5,929	12.9%
AAA	7,602	7,353	16.0%	7,819	7,751	16.8%
AA	8,523	8,057	17.6%	7,484	7,340	15.9%
A	12,868	12,046	26.2%	12,653	12,470	27.1%
BBB	10,886	10,175	22.2%	10,377	10,250	22.3%
BB & below	2,329	2,241	4.9%	2,285	2,301	5.0%
Total fixed maturities, AFS [1]	$48,913	$45,902	100.0%	$46,871	$46,041	100.0%
[1]Excludes FVO securities. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
The fair value of fixed maturities, AFS decreased as compared to December 31, 2025, primarily due to lower valuations as a result of higher interest rates, largely offset by growth in the business and receipt of the A&E ADC commutation settlement amount.
Commercial & Residential Real Estate
The following tables present the Company's exposure to CMBS and RMBS by credit quality included in the preceding Fixed Maturities, AFS by Type table.

Exposure to CMBS & RMBS Bonds by Credit Quality as of September 30, 2026
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$9	$8	$1,020	$898	$—	$—	$—	$—	$—	$—	$1,029	$906
Bonds	170	159	261	246	122	112	65	57	78	69	696	643
Interest Only	29	29	18	18	5	5	4	4	—	—	56	56
Total CMBS	208	196	1,299	1,162	127	117	69	61	78	69	1,781	1,605
RMBS
Agency	—	—	3,150	2,854	—	—	—	—	—	—	3,150	2,854
Non-Agency	1,977	1,862	761	724	231	220	26	24	2	1	2,997	2,831
Total RMBS	1,977	1,862	3,911	3,578	231	220	26	24	2	1	6,147	5,685
Total CMBS & RMBS	$2,185	$2,058	$5,210	$4,740	$358	$337	$95	$85	$80	$70	$7,928	$7,290

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Exposure to CMBS & RMBS Bonds by Credit Quality as of December 31, 2025
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency [1]	$11	$10	$1,181	$1,100	$—	$—	$—	$—	$—	$—	$1,192	$1,110
Bonds	418	408	365	349	171	157	137	132	115	100	1,206	1,146
Interest Only	37	38	22	23	6	6	5	4	—	1	70	72
Total CMBS	466	456	1,568	1,472	177	163	142	136	115	101	2,468	2,328
RMBS
Agency	—	—	3,544	3,438	—	—	—	—	—	—	3,544	3,438
Non-Agency	1,741	1,682	770	746	257	253	53	52	7	7	2,828	2,740
Total RMBS	1,741	1,682	4,314	4,184	257	253	53	52	7	7	6,372	6,178
Total CMBS & RMBS	$2,207	$2,138	$5,882	$5,656	$434	$416	$195	$188	$122	$108	$8,840	$8,506
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
As of September 30, 2026, mortgage loans had an amortized cost of $7.2 billion and carrying value of $7.2 billion, with an ACL of $49. As of December 31, 2025, mortgage loans had an amortized cost of $6.9 billion and carrying value of $6.8 billion, with an ACL of $49.
The Company funded $984 of commercial mortgage loans, primarily industrial properties, with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 5.8% during the nine months ended September 30, 2026. The Company continues to originate commercial mortgage loans on institutional-quality properties with strong LTV ratios. There were no mortgage loans held for sale as of September 30, 2026, or December 31, 2025.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Municipal Bonds

Available-For-Sale Investments in Municipal Bonds
	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$783	$723	AA	$798	$800	AA
Pre-Refunded [1]	25	25	AA+	46	46	AA+
Revenue
Transportation	891	804	A+	985	951	A+
Health Care	861	753	A+	939	880	A+
Leasing [2]	500	452	AA-	543	517	AA
Education	277	250	AA	370	358	AA
Water & Sewer	282	247	AA	249	231	AA
Sales Tax	158	141	AA	165	165	AA
Power	105	94	AA-	137	130	A+
Housing	99	93	AA+	163	159	AA
Other	360	320	A+	436	415	A+
Total Revenue	3,533	3,154	AA-	3,987	3,806	AA-
Total Municipal	$4,341	$3,902	AA-	$4,831	$4,652	AA-
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
As of September 30, 2026, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. As of December 31, 2025, the largest issuer concentrations were the Metropolitan Transportation Authority, CommonSpirit Health, and the State of California, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and revenue bonds. In total, municipal bonds make up 6% of the fair value of the Company's investment portfolio.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Limited Partnerships and Other Alternative Investments - Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Real estate joint ventures and funds	$15	2.8%	$(11)	(2.2%)	$57	3.7%	$(33)	(2.3%)
Private equity funds	57	9.4%	56	10.2%	77	4.3%	95	6.2%
Other funds	77	29.3%	33	18.3%	194	27.7%	59	11.8%
Other alternative investments [2]	7	4.8%	13	8.8%	17	4.0%	22	5.2%
Total	$156	10.2%	$91	6.7%	$345	7.8%	$143	3.7%
[1]Yields calculated using annualized net investment income divided by the monthly average invested assets.
[2]Consists of an insurer-owned life insurance policy, which is primarily invested in private equity funds and fixed income.

Investments in Limited Partnerships and Other Alternative Investments
	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate joint ventures and funds	$2,149	33.8%	$1,986	34.2%
Private equity funds	2,486	39.1%	2,327	40.1%
Other funds	1,134	17.8%	910	15.7%
Other alternative investments [1]	594	9.3%	581	10.0%
Total	$6,363	100.0%	$5,804	100.0%
[1]Consists of an insurer-owned life insurance policy which is primarily invested in private equity funds and fixed income.
Fixed Maturities, AFS — Unrealized Loss Aging
The total gross unrealized losses were $3.1 billion as of September 30, 2026, and have increased $1.7 billion since December 31, 2025, primarily due to higher interest rates. As of September 30, 2026, $2.2 billion of the gross unrealized losses were associated with fixed maturities, AFS depressed less than 20% of amortized cost. The remaining $0.9 billion of gross unrealized losses were associated with fixed maturities, AFS depressed greater than 20%. The fixed maturities, AFS depressed more than 20% primarily related to corporate fixed maturities, municipal bonds, and U.S. Treasuries, that are mainly depressed because current interest rates are higher than at the respective purchase dates.
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

Unrealized Loss Aging for Fixed Maturities, AFS Securities
	September 30, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	1,568	$14,255	$(2)	$(406)	$13,847	253	$3,629	$—	$(31)	$3,598
Greater than three to six months	434	3,771	—	(145)	3,626	56	441	—	(4)	437
Greater than six to nine months	664	7,816	(2)	(512)	7,302	16	311	—	(12)	299
Greater than nine to eleven months	64	762	—	(78)	684	55	364	—	(12)	352
Twelve months or more	1,889	13,210	(9)	(1,943)	11,258	2,279	16,172	(14)	(1,365)	14,793
Total	4,619	$39,814	$(13)	$(3,084)	$36,717	2,659	$20,917	$(14)	$(1,424)	$19,479

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Loss Aging for Fixed Maturities, AFS Continuously Depressed Over 20%
	September 30, 2026					December 31, 2025
Consecutive Months	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value	Items	Amortized Cost	ACL	Unrealized Loss	Fair Value
Three months or less	228	$2,000	$—	$(454)	$1,546	29	$159	$—	$(34)	$125
Greater than three to six months	7	31	—	(9)	22	—	—	—	—	—
Greater than six to nine months	40	268	—	(74)	194	2	9	—	(2)	7
Greater than nine to eleven months	3	12	—	(3)	9	10	70	—	(16)	54
Twelve months or more	92	886	(1)	(323)	562	110	997	(1)	(290)	706
Total	370	$3,197	$(1)	$(863)	$2,333	151	$1,235	$(1)	$(342)	$892
Credit Losses on Fixed Maturities, AFS and Intent-to-Sell Impairments
Three and nine months ended September 30, 2026
For the three and nine months ended September 30, 2026, the Company recorded credit losses of $4 attributable to a corporate issuer. For both periods, there were no unrealized losses on securities with an ACL recognized in other comprehensive income ("OCI"). For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Three and nine months ended September 30, 2025
For the three months ended September 30, 2025, the Company recorded no credit losses. For the nine months ended September 30, 2025, the Company recorded a net credit loss reversal of $2, primarily attributable to a decrease in ACL of $3 on one below investment grade corporate issuer, partially offset by a credit loss of $1 related to a CMBS. For the three and nine months ended September 30, 2025 there were no unrealized losses on securities with an ACL recognized in OCI.
There were no intent-to-sell impairments.
ACL on Mortgage Loans
Three and nine months ended September 30, 2026 and September 30, 2025
The Company reviews mortgage loans on a quarterly basis to estimate the ACL with changes in the ACL recorded in net realized gains and losses. Apart from an ACL recorded on individual mortgage loans where the borrower is experiencing financial difficulties, the Company records an ACL on the pool of mortgage loans based on lifetime expected credit losses. For further information, refer to Note 5 - Investments of Notes to Condensed Consolidated Financial Statements.
For both the three and nine months ended September 30, 2026, there were no credit loss adjustments on mortgage loans. For both the three and nine months ended September 30, 2025, the Company recorded an increase in the ACL on mortgage loans of $6 attributable to weaker real estate fundamentals, property specific declines, and net additions of new loans.

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

Capital available to the HIG Holding Company as of September 30, 2026:
•Approximately $1.5 billion in fixed maturities, short-term investments, investment sales receivable and cash at the HIG Holding Company;
•A senior unsecured revolving credit facility that provides for borrowing capacity up to $750 of unsecured credit through September 24, 2030. As of September 30, 2026, there were no borrowings outstanding; and
•An intercompany liquidity agreement that allows for short-term advances of funds among the HIG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. As of September 30, 2026, $1.72 billion was available and $285 was outstanding between certain affiliates.

Dividends and other sources of capital for the nine months ended September 30, 2026:
The future payment of dividends from our subsidiaries is dependent on several factors including the business results, capital position and liquidity of our subsidiaries.
•P&C - HIG Holding Company received $1.5 billion of net dividends from the Company's property and casualty insurance subsidiaries through September 30, 2026;
•Employee Benefits - HIG Holding Company received $439 in dividends from HLA through September 30, 2026;
•Hartford Funds - HIG Holding Company received $133 in dividends from Hartford Funds through September 30, 2026.

Expected liquidity requirements for the next twelve months as of September 30, 2026:
•$200 of interest on debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report.
•$21 dividends on preferred stock, subject to the discretion of the Board of Directors; and
•$705 of common stockholders' dividends, subject to the discretion of the Board of Directors and before share repurchases.

Expected liquidity requirements for beyond the next twelve months as of September 30, 2026:
•Interest on and repayments of debt. See Note 13 - Debt of Notes to Consolidated Financial Statements in The Hartford's 2025 Form 10-K Annual Report; and
•Preferred stock and common stock dividends, subject to the discretion of the Board of Directors.

Equity repurchase program:
During the nine months ended September 30, 2026, the Company repurchased 10.1 million common shares for $1.4 billion under the $3.3 billion share repurchase authorization that is effective until December 31, 2026 as authorized by the Board of Directors. In addition to this authorization, in July 2026, the Board of Directors approved a share repurchase authorization for up to $4.2 billion effective from August 1, 2026 to December 31, 2028. While the Company has the flexibility to use a portion of the new authorization in 2026, it expects to use the vast majority of the new authorization in 2027 and 2028. As of September 30, 2026, the Company has $4.37 billion remaining for equity repurchases under both these share repurchase programs. During the period October 1, 2026 through October 23, 2026, the Company repurchased 1.0 million common shares for $126.
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
Dividends
The Hartford's Board of Directors declared the following quarterly dividends since July 1, 2026:
Common Stock Dividends

Declared	Record	Payable	Amount per share
July 15, 2026	September 1, 2026	October 2, 2026	$0.600
October 26, 2026	December 1, 2026	January 5, 2027	0.670
Preferred Stock Dividends

Declared	Record	Payable	Amount per share
July 15, 2026	November 2, 2026	November 16, 2026	$375.00
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
Through the first nine months of 2026, HIG Holding Company received $2.1 billion of net dividends from its subsidiaries, including $439 from HLA, $133 from Hartford Funds and $1.5 billion from its P&C subsidiaries, excluding $25 of P&C dividends that were subsequently contributed to P&C subsidiaries and $124 of P&C dividends related to interest payments on an intercompany note owed by Hartford Holdings, Inc. ("HHI") to Hartford Fire Insurance Company. In connection with the acquisition of Equitable’s employee benefits business, HLA is expected to retain capital and is not expected to pay additional dividends to the HIG Holding Company for the remainder of 2026.
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
Revolving Credit Facility
The Hartford has a $750 senior unsecured revolving credit facility, including $100 available to support letters of credit (the "Credit Facility"). On September 24, 2025, The Hartford amended and restated the Credit Facility, which, among other changes, extends the term of the facility through September 24, 2030. As of September 30, 2026, no borrowings were outstanding and no letters of credit were issued under the Credit Facility and The Hartford was in compliance with all financial covenants. For further information regarding the Credit Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
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
As of September 30, 2026, $1.72 billion was available and $285 was outstanding between certain affiliates.

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Collateralized Advances with Federal Home Loan Bank of Boston
The Company’s subsidiaries, Hartford Fire Insurance Company (“Hartford Fire”) and HLA, are members of the FHLBB. Membership allows these subsidiaries access to collateralized advances, which may be short- or long-term with fixed or variable rates. Advances may be used to support general corporate purposes, which would be presented as short- or long-term debt, or to earn incremental investment income, which would be presented in other liabilities consistent with other collateralized financing transactions. The Company’s pledge capacity is subject to FHLBB’s collateral eligibility requirements, which may be amended at their discretion. Based on these requirements, the Company estimates that Hartford Fire can pledge up to $2.8 billion and HLA can pledge up to $2.0 billion to secure FHLBB advances. As of September 30, 2026, there were no advances outstanding.
For further information regarding collateralized advances with FHLBB, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report.
Lloyd's Letter of Credit Facility
The Hartford has a committed credit facility agreement with a syndicate of lenders (the "Lloyd's Facility"). On October 21, 2024, The Hartford amended and restated its Lloyd’s Facility agreement. The amended and restated Lloyd's Facility has two tranches with one tranche extending a $74 commitment and the other tranche extending a £74 million ($98 as of September 30, 2026) commitment. As of September 30, 2026, letters of credit with an aggregate face amount of $74 and £74 million, or $98, were outstanding under the Lloyd's Facility.

Among other covenants, the Lloyd's Facility contains financial covenants regarding The Hartford's consolidated net worth and financial leverage. As of September 30, 2026, The Hartford was in compliance with all financial covenants of the facility.
For further information regarding the Lloyd's Facility, see Note 13 - Debt of Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K Annual Report.
Sale of Hartford Funds
As a result of the June 3, 2026, announced sale of Hartford Funds and expected closing before the end of the first quarter of 2027, the Company expects a change in the nature and timing of its cash flows. Prior to closing, the Company expects to receive dividends totaling $55 for the remainder of the year from Hartford Funds and will receive an additional pre-closing dividend of approximately $170, although the ultimate amount will depend on market and operating performance and the timing of closing. At closing, the Company expects to receive $300 of cash proceeds. Following the closing, the Company will receive contingent consideration in the form of quarterly payments. For further discussion of this transaction, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Pension Plans and Other Postretirement Benefits
The Company does not have a 2026 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. Based on the funded status of the U.S. qualified defined benefit pension plan, the Company does not anticipate contributing to the plan in 2026. For further discussion of pension and other postretirement benefit obligations, see Note 16 - Employee Benefit Plans of Notes to Condensed Consolidated Financial Statements.
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
As of September 30, 2026, no derivative positions would be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings. This could change as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Property & Casualty Operations
As of September 30, 2026
Fixed maturities	$38,314
Short-term investments	2,158
Cash	106
Less: Derivative collateral	40
Total	$40,538
Property & Casualty operations invested assets also include $182 in equity securities, $5.7 billion in mortgage loans and $5.0 billion in limited partnerships and other alternative investments.

Employee Benefits Operations
As of September 30, 2026
Fixed maturities	$7,533
Short-term investments	692
Cash	12
Less: Derivative collateral	12
Total	$8,225
Employee Benefits operations invested assets also include $40 in equity securities, $1.5 billion in mortgage loans and $1.3 billion in limited partnerships and other alternative investments.
The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting and insurance operating costs, to pay taxes, to purchase new investments and to make dividend payments to the HIG Holding Company.
Property & Casualty reserves for unpaid losses and loss adjustment expenses as of September 30, 2026 were $39.4 billion and net of reinsurance and other recoverables were $34.3 billion. Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves and incurred but not reported ("IBNR") reserves. The ultimate amount to be paid to settle both case and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. For a discussion of The Hartford’s judgment in estimating reserves for Property & Casualty see Part II, Item 7, MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance, in the Company's 2025 Form 10-K Annual Report, and for historical payments by reserve line net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. The timing of future payments for the next twelve months and for beyond twelve months could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims.
Employee Benefits reserves as of September 30, 2026 were $9.0 billion and net of reinsurance were $8.6 billion. Group life and disability obligations are estimated using assumptions based on the Company’s historical experience, modified for recent observed trends. For a discussion of The Hartford’s judgment in estimating LTD reserves for Employee Benefits see Part II, Item 7, MD&A - Critical Accounting Estimates, Employee Benefit LTD Reserves, Net of Reinsurance, in the Company’s 2025 Form 10-K Annual Report. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements. For historical payments by reserve line, net of reinsurance, see Note 10 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements included in the Company's 2025 Form 10-K Annual Report. Due to the significance of the assumptions used, payments for the next twelve months and beyond twelve months could materially differ from historical patterns.
Corporate reserves as of September 30, 2026 were $334 and net of reinsurance were $129. These reserves related to retained run-off liabilities of its former life and annuity business. For additional information about future policy benefits and other policyholder funds and benefits payable, see Note 10 - Reserve for Future Policy Benefits and Note 11 - Other Policyholder Funds and Benefits Payable of Notes to Condensed Consolidated Financial Statements.
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

Table of Contents	Index to MD&A
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capitalization

Capital Structure
	September 30, 2026	December 31, 2025	Change
Long-term debt	$4,375	$4,371	—%
Total debt	4,375	4,371	—%
Common stockholders' equity excluding AOCI, net of tax	22,382	20,702	8%
Preferred stock	334	334	—%
AOCI, net of tax	(3,843)	(2,057)	(87)%
Total stockholders’ equity	$18,873	$18,979	(1)%
Total capitalization	$23,248	$23,350	—%
Debt to stockholders’ equity	23%	23%
Debt to capitalization	19%	19%
Total capitalization decreased $102 as of September 30, 2026 compared to December 31, 2025 primarily due to an increase in net unrealized losses on fixed maturities, AFS and share repurchases, partially offset by net income in excess of common stockholder dividends in the period.
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
Cash Flow [1]

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$5,185	$4,114
Net cash used for investing activities	$(3,224)	$(2,459)
Net cash used for financing activities	$(1,933)	$(1,695)
Cash and restricted cash– end of period	$178	$206
[1] Cash activities include cash flows from Discontinued Operations; see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for information on cash flows from Discontinued Operations
Cash provided by operating activities increased in 2026 as compared to the prior year period primarily driven by receipt of $1.120 billion related to the A&E ADC commutation and an increase in P&C and Employee Benefits premiums received, partially offset by increased commissions and staffing costs and an increase in P&C loss and loss adjustment expenses paid. For additional information regarding the A&E ADC, refer to Note 8 - Reinsurance and Note 9 - Reserve for Unpaid Losses and Loss Adjustment Expenses of Notes to Condensed Consolidated Financial Statements.
Cash used for investing activities increased in 2026, primarily due to the reinvestment of the $1.120 billion related to the A&E ADC commutation into fixed maturities and short-term investments, partially offset by more cash used in financing activities.
Cash used for financing activities increased in 2026 as compared to the prior year period, primarily driven by an increase in treasury stock acquired through share repurchases and an increase in dividends paid on common stock.
Operating cash flows for the nine months ended September 30, 2026 has been adequate to meet liquidity requirements.
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

Insurance Financial Strength Ratings as of October 23, 2026
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA-	A1
Navigators Insurance Company	A+	AA-	Not Rated
Other Ratings:
The Hartford Insurance Group, Inc. senior debt	a	A-	A3
Statutory Capital

U.S. Statutory Capital Rollforward for the Company's Insurance Subsidiaries
	Property and Casualty Insurance Subsidiaries [1] [2]	Employee Benefits Insurance Subsidiary	Total
U.S statutory capital at January 1, 2026	$14,437	$2,674	$17,111
Statutory income	1,866	403	2,269
Dividends to parent	(1,480)	(439)	(1,919)
Other items	(42)	(8)	(50)
Net change to U.S. statutory capital	344	(44)	300
U.S statutory capital at September 30, 2026	$14,781	$2,630	$17,411
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

Part I - Item 4. Controls and Procedures

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2026.
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

Repurchases of common stock by the Company during the quarter ended September 30, 2026 are set forth below. During the period from October 1, 2026 to October 23, 2026, the Company repurchased 1.0 million common shares for $126.

Repurchases of Common Stock by the Issuer for the Three Months Ended September 30, 2026
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
				(in millions)
July 1, 2026 - July 31, 2026	1,307,571	$141.04	1,305,776	$466
August 1, 2026 - August 31, 2026	1,217,973	$140.80	1,212,708	$4,497
September 1, 2026 - September 30, 2026	916,877	$137.01	911,429	$4,373
Total	3,442,421	$139.88	3,429,913
[1]Includes 12,508 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's incentive stock plans, which were not part of publicly announced share repurchase authorizations. The Company paid an average price per share of $140.41 in employee tax withholding obligations related to net share settlements in the three months ended September 30, 2026.
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

Part II - Item 5. Other Information
Item 5.
Other Information
On August 31, 2026, Beth A. Costello, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for (i) the potential exercise of vested stock options and associated sale of up to 63,194 shares of the Company's common stock between October 28, 2026 and April 15, 2027 (or the date on which all shares have been sold), subject to certain conditions and (ii) the potential gift to a charitable donor-advised fund of 10,000 shares of the Company's common stock between October 28, 2026 and April 15, 2027 (or the date on which all shares have been gifted).
On August 5, 2026, Christopher J. Swift, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the potential exercise of vested stock options and associated sale of up to 284,819 shares of the Company's common stock between November 9, 2026 and December 8, 2027 (or the date on which all shares have been sold), subject to certain conditions.

Item 6.
Exhibits
The Hartford Insurance Group, Inc.
For the Quarter Ended September 30, 2026
Form 10-Q
Exhibits Index

Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of The Hartford Insurance Group, Inc. ("The Hartford"), as filed with the Delaware Secretary of State on February 6, 2025.	8-K	001-13958	3.1	02/06/2025
3.2	Amended and Restated By-laws of The Hartford, effective February 6, 2025.	8-K	001-13958	3.1	02/06/2025
*10.01	Transition Agreement by and between Christopher J. Swift and The Hartford dated September 30, 2026.**
15.01	Deloitte & Touche LLP Letter of Awareness.**
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.02	Certification of Beth A. Costello pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Beth A. Costello pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.
* **	Management contract, compensatory plan or arrangement. Filed with the Securities and Exchange Commission as an exhibit to this report.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Insurance Group, Inc.
(Registrant)

Date:	October 26, 2026	/s/ Allison G. Niderno
Allison G. Niderno
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)